Form 10-Q
period 1996-03-31
ECHO BAY MINES LTD
filed 1996-05-15
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

                          Commission File Number 1-8542

                               ECHO BAY MINES LTD.
             (Exact name of registrant as specified in its charter)

       Incorporated under the laws
               of Canada                                       None
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

Suite 1000, 6400 S. Fiddlers Green Circle                   80111-4957
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (303) 714-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X  No
                                     ---    ---

                                                    Shares Outstanding as of
        Title of Class                                  April 30, 1996
  ----------------------------                      ------------------------
          Common Shares
  without nominal or par value                            130,511,166


================================================================================

                              ECHO BAY MINES LTD.

                                      INDEX

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements................................   1

         Item 2.   Management's Discussion and Analysis of

                   Financial Condition and Results of Operations.......  17



PART II - OTHER INFORMATION

         Item 1.   Legal proceedings...................................  33


         Item 6.   Exhibits and Reports on Form 8-K....................  33



SIGNATURES.............................................................  34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

- - -----------------------------------------------------------------------------
ECHO BAY MINES LTD.
CONSOLIDATED STATEMENT
OF EARNINGS                                                Three months ended
thousands of U.S. dollars,                                          March 31,
except for per share data                               1996             1995
- - -----------------------------------------------------------------------------
  Revenue                                          $  67,750        $  84,209
- - -----------------------------------------------------------------------------
  Operating expenses:
       Operating costs                                44,565           50,591
       Royalties                                       2,103            2,079
       Production taxes                                  709            1,363
       Depreciation                                   12,885           14,180
       Amortization                                    5,612            7,905
       Reclamation                                     1,144            1,187
       General and administrative                      3,332            2,707
- - -----------------------------------------------------------------------------
                                                      70,350           80,012
- - -----------------------------------------------------------------------------
  Operating earnings (loss)                           (2,600)           4,197
  Exploration expense                                 (9,303)          (6,491)
  Development properties expense                      (4,705)          (7,895)
  Other income (expense)                                 997             (559)
  Interest income (expense)                             (151)           1,640
- - -----------------------------------------------------------------------------
  Loss before taxes                                  (15,762)          (9,108)
- - -----------------------------------------------------------------------------
  Income tax recovery (expense):
       Current                                          (206)            (264)
       Deferred                                         (188)             475
- - -----------------------------------------------------------------------------
                                                        (394)             211
- - -----------------------------------------------------------------------------
  Loss before
   preferred stock dividends                         (16,156)          (8,897)
  Preferred stock dividends
   of subsidiary                                          --           (2,762)
- - -----------------------------------------------------------------------------
  Net loss                                         $ (16,156)       $ (11,659)
=============================================================================

  Loss per share                                   $   (0.12)       $   (0.10)
=============================================================================

  Weighted average number of
   shares outstanding (thousands)                    130,046          112,699
=============================================================================

      See accompanying notes to interim consolidated financial statements.

- - -------------------------------------------------------------------------------
ECHO BAY MINES LTD.
CONSOLIDATED BALANCE SHEET                             March 31,   December 31,
thousands of U.S. dollars                                   1996           1995
- - -------------------------------------------------------------------------------
  ASSETS
  Current assets:
       Cash and cash equivalents                       $ 149,981      $ 185,843
       Interest and accounts receivable                   14,209         14,749
       Inventories (note 2)                               43,204         34,173
       Prepaid expenses and other assets                   6,053          5,353
- - -------------------------------------------------------------------------------
                                                         213,447        240,118

  Plant and equipment (note 3)                           251,398        255,868
  Mining properties (note 4)                             328,554        318,219
  Long-term investments and other assets (note 5)         55,469         56,956
- - -------------------------------------------------------------------------------
                                                       $ 848,868      $ 871,161
===============================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
       Accounts payable and accrued liabilities        $  53,186      $  61,781
       Income and mining taxes payable                     2,249          2,547
       Gold and other financings (note 6)                 35,833         41,135
       Deferred income (note 6)                           12,192         25,053
- - -------------------------------------------------------------------------------
                                                         103,460        130,516

  Gold and other financings (note 6)                     114,373        111,679
  Deferred income (note 6)                                12,920           --
  Other long-term obligations (note 7)                    32,337         32,018
  Deferred income taxes                                    8,298          8,096

  Common shareholders' equity:
       Common shares, no par value,
        unlimited number authorized; issued and
        outstanding - 130,497,801 shares
        (129,880,804 shares at December 31, 1995)        623,577        618,965
       Deficit                                           (31,265)       (15,109)
       Foreign currency translation                      (14,832)       (15,004)
- - -------------------------------------------------------------------------------
                                                         577,480        588,852
  Commitments and contingencies (notes 9 and 10)
- - -------------------------------------------------------------------------------
                                                       $ 848,868      $ 871,161
===============================================================================


      See accompanying notes to interim consolidated financial statements.

- - -----------------------------------------------------------------------------
ECHO BAY MINES LTD.
CONSOLIDATED STATEMENT                                     Three months ended
OF CASH FLOW                                                        March 31,
thousands of U.S. dollars                                 1996           1995
- - -----------------------------------------------------------------------------
Cash provided by (used in):

  OPERATING ACTIVITIES
   Working capital provided
    from operations                                  $   2,345      $  16,166
   Increase in cash invested
    in working capital
    related to operations                              (18,241)       (13,391)
- - -----------------------------------------------------------------------------
                                                       (15,896)         2,775
- - -----------------------------------------------------------------------------
  FINANCING ACTIVITIES
   Gold loan repayments                                 (2,463)        (2,463)
   Dividends on preferred
    stock of subsidiary                                     --         (2,762)
   Common share issues                                   4,611            764
- - -----------------------------------------------------------------------------
                                                         2,148         (4,461)
- - -----------------------------------------------------------------------------
  INVESTING ACTIVITIES
   Mining properties, plant and equipment              (26,692)       (10,173)
   Long-term investments and
    other assets                                        (1,051)          (315)
   Proceeds on sale of mining
    properties and other assets                          5,550             --
   Other                                                    79            245
- - -----------------------------------------------------------------------------
                                                       (22,114)       (10,243)
- - -----------------------------------------------------------------------------
  Net decrease in
   cash and cash equivalents                           (35,862)       (11,929)
  Cash and cash equivalents,
   beginning of period                                 185,843        201,527
- - -----------------------------------------------------------------------------
  Cash and cash equivalents,
   end of period                                     $ 149,981      $ 189,598
=============================================================================

ECHO BAY MINES LTD.
CONSOLIDATED STATEMENT                                     Three months ended
OF RETAINED EARNINGS (DEFICIT)                                      March 31,
thousands of U.S. dollars                               1996             1995
- - -----------------------------------------------------------------------------
  Balance, beginning of period                      $(15,109)        $ 44,140
  Net loss                                           (16,156)         (11,659)
- - -----------------------------------------------------------------------------
  Balance, end of period                            $(31,265)        $ 32,481
=============================================================================

      See accompanying notes to interim consolidated financial statements.

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of retained earnings, consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the company) as of March 31, 1996 and December 31, 1995 and the consolidated results of operations and cash flow for the three months ended March 31, 1996 and 1995.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1995.

The effective corporate tax rate for interim periods is based on the estimated annual effective corporate tax rate, excluding certain nonrecurring or unusual events. The effective tax rate varies from statutory rates due primarily to resource and depletion allowances and operating losses for which no tax benefit has been recorded.

The financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada and, in all material respects, conform with those principles generally accepted in the United States except as described in note 8 to the company's interim consolidated financial statements and with International Accounting Standards. The statements are expressed in U.S. dollars.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

2.  INVENTORIES
thousands of U.S. dollars

- - ------------------------------------------------------------------------------
                                                     March 31,    December 31,
                                                          1996            1995
- - ------------------------------------------------------------------------------
  Precious metals - bullion                            $ 8,531         $ 5,944
                  - in-process                          10,992          10,312
  Materials and supplies                                23,681          17,917
- - ------------------------------------------------------------------------------
                                                       $43,204         $34,173
==============================================================================



3.   PLANT AND EQUIPMENT
thousands of U.S. dollars

- - ------------------------------------------------------------------------------
                                                     March 31,    December 31,
                                                          1996            1995
- - ------------------------------------------------------------------------------
  Cost                                                $614,725        $605,442
  Less accumulated depreciation                        363,327         349,574
- - ------------------------------------------------------------------------------
                                                      $251,398        $255,868
==============================================================================

4.   MINING PROPERTIES
thousands of U.S. dollars

- - ------------------------------------------------------------------------------
                                                      March 31,   December 31,
                                                           1996           1995
- - ------------------------------------------------------------------------------
  Producing mines' acquisition,
    exploration and development costs                  $357,389       $364,611
  Less accumulated amortization                         227,063        221,125
- - ------------------------------------------------------------------------------
                                                        130,326        143,486
  Development properties' acquisition,
    exploration and development costs                   119,987        102,204
  Deferred mining costs                                  78,241         72,529
- - ------------------------------------------------------------------------------
                                                       $328,554       $318,219
==============================================================================

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

5.   LONG-TERM INVESTMENTS AND OTHER ASSETS
thousands of U.S. dollars

- - --------------------------------------------------------------------------------------------------------------------------------
                                                                      March 31, 1996                        December 31, 1995
                                                                   Market         Carrying                Market       Carrying
                                                                    Value          Value                   Value          Value
- - --------------------------------------------------------------------------------------------------------------------------------
Share investments carried at cost:
  TVI Pacific Inc.
   11,666,667 common shares
   (15.6% interest)(2)                                           $  23,365        $ 7,579              $  18,715         $ 7,579
  Santa Elina Gold Corporation
   9,000,000 common shares
   (6.7% interest)(3)                                              14,129         13,073                   9,889          13,073
  Canarc Resources Corp.
   3,000,000 common shares
   (10.1% interest)(4)                                              5,194          4,153                   3,055           4,153
  Cluff Resources plc(5)                                               --             --                   6,033           2,899
  Other common share investments                                   11,225          9,518                   8,157           8,315
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                   53,913         34,323                  45,849          36,019
Equity investment in:
  Etruscan Enterprises Ltd.
   4,175,275 common shares
   (25.5% interest)(1)                                             12,528          8,254                  12,815           8,877
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                 $ 66,441         42,577                $ 58,664          44,896
Property options                                                                   6,778                                   7,764
Other assets                                                                       6,114                                   4,296
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                $ 55,469                                $ 56,956
================================================================================================================================

(1) At December 31, 1995, 4,175,275 common shares (27.0% interest).
(2) At December 31, 1995, 11,666,667 common shares (15.7% interest).
(3) At December 31, 1995, 9,000,000 common shares (6.7% interest).
(4) At December 31, 1995, 3,000,000 common shares (10.5% interest).
(5) At December 31, 1995, 3,630,800 common shares (4.8% interest). These shares were sold in the first quarter of 1996.

Equity Investment

During 1995, the company purchased 4,175,275 common shares of Etruscan Enterprises, Ltd. ("Etruscan") for $9.0 million, which resulted in an ownership interest sufficient to account for this investment using the equity method. Etruscan is the company's joint venture partner in the Koma Bangou project, an advanced stage exploration project in Niger, West Africa.

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

Share investments

The company has purchased common shares of exploration-oriented companies that give the company access to exploration and development prospects along some of the major gold belts of the world, including properties in South America, West Africa and the Philippines.

Property options

In several cases the company paid a premium over the then-market value of the common shares of exploration-oriented companies to fund exploration programs on certain properties, and for the right to acquire direct interests in these properties. These amounts are being expensed as the exploration work is being conducted, until development potential is established. The company holds options to purchase direct interests in these properties at purchase considerations dependent on the properties' reserves and other mineralization.

6.   GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                                      Financings                          Deferred Income
                                                         ----------------------------------      -------------------------------
                                                         March 31,             December 31,      March 31,          December 31,
thousands of U.S. dollars                                     1996                     1995           1996                  1995
- - --------------------------------------------------------------------------------------------------------------------------------
Gold swaps                                               $ 101,044                $ 101,480       $ 27,233              $ 26,925
Gold loan                                                   21,066                   23,279            291                   291
Debenture payable                                           28,096                   28,055             --                    --
Other                                                           --                       --         (2,412)               (2,163)
- - --------------------------------------------------------------------------------------------------------------------------------
                                                           150,206                  152,814         25,112                25,053
Less current portion                                        35,833                   41,135         12,192                25,053
- - --------------------------------------------------------------------------------------------------------------------------------
                                                         $ 114,373                $ 111,679       $ 12,920              $     --
================================================================================================================================


a) Gold swaps

Gold swaps refer to currency loans and related, independently arranged, future gold delivery commitments. Taken together, the loans and commitments create obligations effectively denominated in gold and represent hedges of future gold production. At March 31, 1996 and December 31, 1995, 336,990 ounces of gold were deliverable under gold swap agreements as described below.

(i) U.S. dollar notes and bonds

In 1990, bonds totaling $84.0 million were swapped for an obligation to deliver 218,000 ounces of gold in 1997, equivalent to a selling price of $385 per ounce. The effective interest rate on the bond and swap arrangement was 2.96% at March 31, 1996.

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

(ii) Swiss franc bonds

In 1989, the company swapped Swiss franc bonds with a principal amount of SFr110 million, originally issued in 1986, for an obligation to deliver 175,311 ounces of gold in 1996. In 1991, bonds with a principal amount of SFr88.7 million were converted into common shares, and the 1989 swap arrangement was renegotiated. All gains relating to changes in the price of gold and changes in the exchange rate of the Swiss franc to the U.S. dollar have been deferred and will be recorded as revenue on a basis that matches the gain with the production originally designated for delivery in 1996. The company's remaining net gold delivery commitment relating to the Swiss Franc bond and swap arrangement is 118,990 ounces at $374 per ounce, including deferred amounts. In the first quarter of 1996, the net gold delivery commitment was rescheduled. The company will now deliver 69,267 ounces in the fourth quarter of 1996 with the remaining 49,723 ounces spread equally over the following nine quarters. The effective rate of interest on the Swiss Franc bond and swap arrangement was 1.37% at March 31, 1996.

b) Gold loan

At March 31, 1996, 53,150 ounces of gold were outstanding under a gold loan agreement (60,200 ounces at December 31, 1995). The outstanding gold loan was remeasured to $396 per ounce, the gold price at March 31, 1996 ($387 per ounce in 1995). Unrealized remeasurement gains or losses are included in deferred income. This loan has been outstanding since 1992, when the company borrowed 173,000 ounces of gold under a gold bullion agreement with six banks. The agreement contains both term and revolving loan provisions. The term loan, which was used to refinance existing debt, is being repaid at the rate of 2,350 ounces per month with the balance of 32,000 ounces due on December 31, 1996. At March 31, 1996, the company had no amounts outstanding under the revolving commitment. The company had $75.0 million or gold equivalent available until 1999 under the revolving commitment.

The facility is convertible between gold and dollar borrowings. Interest on gold borrowings is calculated at the banks' gold rate plus 0.55%, and interest on dollar borrowings at LIBOR plus 0.55%. The effective interest rate on the gold loan was 2.01% at March 31, 1996.

c) Debenture payable

A subsidiary of the company has issued a debenture in the amount of $28.0 million, which bears interest at the one-month discount rate for bankers' acceptances plus 0.325%. This debenture is payable in 1997 and is secured by a letter of credit.

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

d) Other information

Certain of the company's financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The company is in compliance with these ratios and other covenant requirements.

The company had outstanding letters of credit of $52.3 million at March 31, 1996, primarily relating to the bonding of future reclamation obligations and to the debenture issued by a subsidiary of the company. Annual fees on the letters of credit range from 0.50% to 0.55%.

At March 31, 1996, the company had unutilized credit facilities of $86.3 million including the $75.0 million revolving commitment (note 6b). Annual commitment fees on the unutilized credit facilities are 0.225%

Future gold and silver delivery commitments are summarized in note 9.

7.  OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist primarily of accrued reclamation costs of $30.6 million at March 31, 1996 and $30.9 million at December 31, 1995.

8. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below.

In accordance with Canadian GAAP, certain long-term foreign exchange contracts are considered to be hedges of the cost of goods to be purchased in foreign currencies in future periods. Gains and losses related to changes in market values of such contracts are deferred, then recognized as a component of the cost of goods when the related hedged purchases occur. Under U.S. GAAP, changes in market value would be included in current earnings.

In accordance with Canadian GAAP, some of the company's share investments are carried at cost as long-term investments (note 5). These non-equity method investments are written down and the loss recognized in earnings only when the loss in value is other than a temporary decline. Under U.S. GAAP, these investments would be marked to market, with unrealized gains or losses excluded from earnings and reported in a separate component of common shareholders' equity, net of tax. The unrealized gain on share investments carried at cost is $19.6 million after a nil tax effect as of March 31, 1996.

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

The effects on the consolidated statement of earnings of the above differences would have been as follows:

                                                                                                              Three months ended
thousands of U.S. dollars,                                                                                             March 31,
  except per share data                                                                1996                                 1995
- - --------------------------------------------------------------------------------------------------------------------------------
Net loss under
 Canadian GAAP                                                                    $ (16,156)                           $ (11,659)
Change in market value of
 foreign exchange contracts                                                             661                                  (34)
- - --------------------------------------------------------------------------------------------------------------------------------
Net loss under
 U.S. GAAP                                                                        $ (15,495)                           $ (11,693)
- - --------------------------------------------------------------------------------------------------------------------------------
Loss per share
 under U.S. GAAP                                                                  $   (0.12)                           $   (0.10)
- - --------------------------------------------------------------------------------------------------------------------------------

Long-term investments and other assets, deficit, and common shareholders' equity would have been $83.6 million, $22.8 million, and $605.6 million respectively at March 31, 1996 and $78.6 million, $7.3 million and $610.5 million respectively at December 31, 1995.

9.   HEDGING ACTIVITIES AND COMMITMENTS

The company's profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices. To reduce the impact of such changes the company attempts to lock in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

The gold- and silver-related instruments used in these transactions include commodity loans, fixed-forward and spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the company's future production will satisfy these loans and other delivery commitments. The company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The company also engages in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs.

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

a)   Gold and silver commitments

As of March 31, 1996, the company's gold and silver commitments were as follows:

                                                                                                                       Average
                                                                      Price of                  Gold                  Price of
                                                 Forward               Forward                 Loans                     Loans
                                                   Sales                 Sales             and Swaps                 and Swaps
                                                 (ounces)           (per ounce)              (ounces)               (per ounce)
- - ------------------------------------------------------------------------------------------------------------------------------
Gold
Balance of 1996                                   91,000                $  406               122,417                    $  375
1997                                              69,333                   419               240,100                       386
1998                                             154,000                   456                22,100                       395
1999                                             290,667                   497                 5,523                       395
2000                                              70,000                   503                    --                        --
2001 and beyond                                   70,000                   548                    --                        --
- - ------------------------------------------------------------------------------------------------------------------------------
                                                 745,000                $  476               390,140                    $  383
==============================================================================================================================
Silver
Balance of 1996                                2,600,000                $ 5.81
1997                                           2,600,000                  5.96
1998                                           3,100,000                  6.46
1999                                           2,800,000                  6.47
- - ------------------------------------------------------------------------------
                                              11,100,000                $ 6.19
==============================================================================

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

The company's option position as of March 31, 1996 was as follows:

                                                         Put Options Purchased                               Call Options Sold
                                                         ---------------------                               -----------------
                                                                  Strike Price                                    Strike Price
                                                  Ounces             per Ounce                Ounces                 per Ounce
- - ------------------------------------------------------------------------------------------------------------------------------
Gold
Balance of 1996                                   45,000                $  398                10,000                    $  421
==============================================================================================================================

Silver
Balance of 1996                                1,080,000                $ 5.40             1,080,000                    $ 6.43
1997                                           1,440,000                  5.40             1,440,000                      6.43
- - ------------------------------------------------------------------------------------------------------------------------------
                                               2,520,000                $ 5.40             2,520,000                    $ 6.43
==============================================================================================================================

b)      Currency position

The company's obligations to purchase Canadian dollars as of March 31, 1996 were as follows:

                                                                                       Canadian                    Exchange Rate
                                                                                        Dollars                  (C$ to US$1.00)
- - --------------------------------------------------------------------------------------------------------------------------------
Balance of 1996                                                                   $  67,500,000                             1.42
1997                                                                                 99,900,000                             1.49
1998                                                                                110,000,000                             1.52
1999                                                                                111,000,000                             1.56
2000                                                                                109,000,000                             1.59
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 497,400,000                             1.51
================================================================================================================================


c)  Crude oil position

The company's swap contracts and forward purchase commitments as of March 31, 1996 were as follows:

                                                                            Barrels of
                                                                             Crude Oil                                Price per
                                                                             Purchased                                   Barrel
- - -------------------------------------------------------------------------------------------------------------------------------
Balance of 1996                                                                180,000                                  $ 18.40
1997                                                                           397,000                                    17.96
1998                                                                            20,000                                    17.50
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                               597,000                                  $ 18.08
===============================================================================================================================

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

d)     Other hedging activity information

The company assesses the exposure that may result from a hedging transaction prior to entering into the commitment, and only enters into transactions which it believes accurately hedge the underlying risk and could be safely held to maturity. The company does not actively engage in the practice of trading derivative securities for profit. The company regularly reviews its unrealized gains and losses on hedging transactions.

Shown below are the carrying amounts, estimated fair values, and unrealized gains or losses on the company's hedging positions at March 31, 1996 and December 31, 1995.

                                                                        Carrying            Estimated           Unrealized
thousands of U.S. dollars                                                 Amount           Fair Value            Gain(loss)
- - --------------------------------------------------------------------------------------------------------------------------
March 31, 1996
- - --------------
Gold swaps                                                             $ 101,044             $ 99,244              $ 1,800
Gold loans                                                                21,066               21,066                   --
Off balance sheet instruments:
  Gold forward sales                                                          --                                    25,100
  Silver forward sales                                                        --                                     1,100
  Gold and silver options - puts                                           2,597                                    (1,600)
                          - calls                                         (2,069)                                    1,600
  Foreign currency contracts                                                  --                                     8,500
  Crude oil contracts                                                         --                                      (300)
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                                                  $ 36,200
==========================================================================================================================


                                                                           Carrying           Estimated           Unrealized
thousands of U.S. dollars                                                    Amount          Fair Value            Gain(loss)
- - ----------------------------------------------------------------------------------------------------------------------------
December 31, 1995
- - -----------------
Gold swaps                                                          $       101,480          $   97,880             $  3,600
Gold loans                                                                   23,279              23,279                   --
Off balance sheet instruments:
  Gold forward sales                                                             --                                   34,900
  Silver forward sales                                                           --                                    6,400
  Gold and silver options                                                       378                                    1,100
  Foreign currency contracts                                                     --                                    7,800
  Crude oil contracts                                                            --                                     (300)
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                                                                    $ 53,500
============================================================================================================================


Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

Hedging gains and losses represent the differences between spot or market prices and realized amounts. Shown below are the hedging gains and losses recognized in earnings.

                                                                                                              Three months ended
Gains (losses) in thousands                                                                                             March 31,
 of U.S. dollars                                                                                        1996                1995
- - --------------------------------------------------------------------------------------------------------------------------------
Revenue:
 Gold loans                                                                                    $        (358)      $          68
 Gold forward sales                                                                                      225                 789
 Silver forward sales                                                                                    125               1,310
 Gold and silver options                                                                                (211)                (94)
Operating expenses:
 Foreign currency contracts                                                                              277                 (77)
 Crude oil contracts                                                                                     143                  88
Dividends on preferred stock of subsidiary:
 Interest rate swap                                                                                       --                (247)
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                               $         201       $       1,837
================================================================================================================================


10.     CONTINGENCIES

a)      Alaska-Juneau

In December 1994, the U.S. Environmental Protection Agency (EPA) issued a Technical Assistance Report, concluding that this development project as configured in the May 1992 Final Environmental Impact Statement would be likely to violate water quality and other environmental standards. In 1996, the company's reapplication of permits included a new project description with an alternative of Submarine Tailings Disposal (STD), which would require a change in EPA regulations. For that purpose, the EPA has instituted rulemaking procedures to enable it to consider the STD proposal. To review that proposal and other options that could enable the Alaska-Juneau project to proceed, the EPA will prepare a Supplemental Environmental Impact Statement expected to be completed in 1997. The recoverability of the company's $59.7 million investment in Alaska-Juneau is dependent on receipt of all necessary permits and the company's ability to attain profitable production from the property or from alternative courses of action that the company may pursue.

b) Sunnyside

Sunnyside Gold Corporation (SGC), an indirect wholly owned subsidiary of the company, negotiated a consent decree with the State of Colorado that set standards for the release of all reclamation and water treatment permits and resolved future enforcement issues regarding groundwater seeps

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

and springs. The consent decree, approved by the court in May 1996, settles proceedings commenced by SGC in Colorado state court in May 1994 to clarify the extent of SGC's responsibility, if any, for groundwater seeps and springs that may occur subsequent to the planned sealing of the Sunnyside mine. In 1995, SGC increased the provision for future reclamation costs at the Sunnyside mine by $11.7 million. SCG's provision for future reclamation costs is reviewed periodically and adjusted as additional information becomes available.

c) Summa

There is pending, in Nevada state court, a suit commenced by Summa Corporation against the company and the predecessor owner of the McCoy/Cove and Manhattan mines, claiming improper deductions in calculation of royalties payable over several years from production at McCoy/Cove and the former Manhattan mine. Summa Corporation filed a motion for summary judgment which sought $10.3 million for allegedly underpaid royalties plus interest. The court denied Summa's motion. The company does not agree with the amount sought by Summa and will vigorously defend its position. The company proposed a settlement of $1.2 million that Summa rejected. The company made an offer of judgment to the court of $1.5 million and Summa made an offer of judgment to the court of $7.5 million. Both of these offers of judgment have expired and are now null and void. The May 1996 court date has been continued to February 3, 1997. The company has accrued $1.2 million related to the Summa litigation, including $1.0 million during the first quarter of 1996.

11.  SUBSEQUENT EVENT

On April 9, 1996, the company, Santa Elina Gold Corporation and Sercor Ltd. (a private company that owns 67% of Santa Elina) signed an agreement enabling the company to increase its ownership from 7% to 50% of the outstanding common shares of Santa Elina. Each shareholder of Santa Elina other than the company and Sercor Ltd. will receive one common share of the company for each 6.67 common shares of Santa Elina held. The company will purchase 23,479,185 common shares of Santa Elina from Sercor in exchange for 3,520,118 common shares of the company, which is the same ratio offered to the public shareholders. In addition, the company will issue up to 50,535 common shares in exchange for cancellation of the 1,193,333 outstanding options on Santa Elina common shares. Upon consummation of the transactions, the company will have issued 8,830,934 common shares and the company and Sercor will each own 50% of Santa Elina.

The agreement is subject to regulatory approvals and approval by two-thirds of the minority shareholders of Santa Elina. It is anticipated that the

                               ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                 (U.S. dollars)

meeting, originally scheduled to take place on May 24, 1996, will occur in June.

The rescheduling accommodates the review process of the United States Securities and Exchange Commission relating to the prospectus and registration statement filed in connection with the transaction. The company and Santa Elina have agreed that the company will deliver freely-tradeable shares to Santa Elina's shareholders (other than affiliates of Santa Elina or the company) in connection with the acquisition. Clearance of the registration statement will enable the company to issue freely-tradeable shares to such shareholders upon completion of the transaction.

Acquisition of the Santa Elina minority holders' shares is subject to approval by two-thirds of the minority shareholders of Santa Elina voting at a special meeting. The transaction has been approved by the boards of directors of the companies, including an independent committee of Santa Elina's board.

As the transaction will result in the current shareholders of the company retaining a majority of the company's shares, the transaction has been accounted for as a purchase of 43% of Santa Elina by the company. The company's total interest in Santa Elina will be 50% when added to its existing 7% interest. Santa Elina will be consolidated into the company using the proportionate consolidation method, as the company and Sercor will jointly control Santa Elina. Under the proportionate consolidation method, 50% of Santa Elina's assets, liabilities, revenues and expenses will be included in the company's consolidated financial statements.

The total cost is estimated at $137.2 million including $121.8 million to purchase the additional 43% interest in Santa Elina, $13.1 million cost of the company's current 7% interest in Santa Elina, $1.6 million of transaction costs and $0.7 million to cancel all outstanding options on the Santa Elina shares. The purchase price will be allocated to the net assets of Santa Elina based on the relative fair values. Santa Elina holds interests in mining properties in Brazil, Bolivia and Chile.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               FINANCIAL CONDITION

                                 March 31, 1996
                                 (U.S. dollars)

FINANCIAL CONDITION

Working capital provided from operations amounted to $2.3 million for the first quarter of 1996 compared to $16.2 million in the first quarter of 1995. The 1996 results reflect lower production levels in the first quarter of 1996 ($7.3 million reduced cash margin) and increased operating costs per ounce ($5.0 million). Working capital from operations has been reduced by cash exploration and development property expenses of $12.6 million in 1996 and $11.5 million in 1995, most of which represent discretionary investments for the future.

The company expects production levels to be higher and cash operating costs to be lower in the remaining three quarters of 1996. For the full year 1996, the company's targeted gold production remains at 725,000 to 750,000 ounces. The company expects silver production to be no better than the lower end of the target range of 7.5 to 8.5 million ounces for the full year 1996. Consolidated cash operating costs are targeted at $245 to $255 per ounce of gold produced for the full year 1996.

The increase in cash invested in working capital related to operations was $18.2 million in the first quarter of 1996. The primary use of the cash invested in working capital was the annual resupply of diesel fuel, bulk materials and other inventory items at the Lupin mine in the Northwest Territories of Canada ($5.7 million); the payment of common and preferred share dividends accrued at the end of 1995 ($5.2 million); and the increase in precious metals inventories ($3.3 million) during the first quarter of 1996.

The company had gold loan repayments of $2.5 million in the first quarter of 1996, and issued 0.6 million shares of common stock on the exercise of stock options ($4.6 million).

The company used $22.1 million of cash in investing activities in the first quarter of 1996, for mining properties, plant and equipment ($26.7 million), and long-term investments ($1.1 million), partially offset by the receipt of $5.6 million of cash on the sale of an investment in Cluff Resources plc.

For the year 1996, the company expects to incur $53 million in cash exploration and development properties expenses; $70 million of capitalized acquisition, exploration and development costs at development properties including Kingking; and $43 million of capital expenditures.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               FINANCIAL CONDITION

                                 March 31, 1996
                                 (U.S. dollars)

The company expects to fund these expenditures from working capital provided by operations and existing working capital. The company has adequate resources and liquidity to pursue additional acquisition, investment, exploration and development programs. Working capital from operations was $2.3 million in the first quarter of 1996 after incurring cash exploration and development costs of $12.6 million. In addition, the company has $150.0 million in cash and cash equivalents, and $86.3 million in established unutilized credit facilities at March 31, 1996. The company also has an effective shelf registration statement with the Securities and Exchange Commission pursuant to which it may sell up to $200.0 million of debt and/or equity securities.

Most of the company's hedging transactions have no margin requirements. In some instances however, mainly for longer term forward sales and options, margin deposits are required when the market value exceeds the contract value by a predetermined amount.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

FINANCIAL REVIEW

The company reported a net loss of $16.2 million ($0.12 per share) in the first quarter of 1996, compared to a net loss of $11.7 million ($0.10 per share) in the first quarter of 1995. The results reflect lower precious metals sales ($5.6 million decreased earnings margin), higher cash operating costs per ounce ($5.0 million), partially offset by the elimination of preferred stock dividends ($2.8 million), a $2.5 million gain on the sale of a share investment and higher prices realized ($2.3 million).

Gold production decreased 12% to 161,246 ounces in the first quarter of 1996 compared to 182,826 ounces in the first quarter of 1995. Increased production at the Lupin and Kettle River mines was offset by decreases at McCoy/Cove and Round Mountain, reflecting lower-grade ores mined. Silver production decreased 57% to
1.2 million ounces in 1996 from 2.7 million ounces in 1995, a result of lower grade and recovery at McCoy/Cove. Quarterly revenues were $67.7 million in 1996 and $84.2 million in 1995.

Cash operating costs were higher, $261 per ounce of gold in the first quarter of 1996 versus $234 per ounce of gold in the first quarter of 1995, due to lower grades mined and fewer ounces recovered.

See "Operations Review" for further comments as to production and cash production cost changes.

The term "ounce" as used in this Form 10-Q means "troy ounce".

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

Revenue

The gold and silver ounces sold and other revenue data is set out below:

                                                                                                             Three months ended
                                                                                                                       March 31,
REVENUE DATA                                                                                           1996                1995
- - -------------------------------------------------------------------------------------------------------------------------------
Gold
 Ounces sold                                                                                        155,189             179,498
 Average price realized/ounce                                                                     $     397                 385
 Average market price/ounce                                                                       $     400     $           379
 Revenue (millions of U.S. dollars)                                                               $    61.6     $          69.1
 Percentage of total revenue                                                                             91%                 82%
Silver
 Ounces sold (millions)                                                                                 1.1                 2.9
 Average price realized/ounce                                                                     $    5.57     $          5.13
 Average market price/ounce                                                                       $    5.46     $          4.63
 Revenue (millions of U.S. dollars)                                                               $     6.1     $          15.1
 Percentage of total revenue                                                                              9%                 18%
- - -------------------------------------------------------------------------------------------------------------------------------
Total revenue (millions of
 U.S. dollars)                                                                                    $    67.7     $          84.2
===============================================================================================================================

The effects of changes in sales volume and prices were:

REVENUE
VARIANCE ANALYSIS
1996 VS. 1995                                                                                               Three months ended
(millions of U.S. dollars)                                                                                            March 31,
- - ------------------------------------------------------------------------------------------------------------------------------
Higher prices:
 Gold                                                                                                                  $   1.8
 Silver                                                                                                                    0.5
Change in volume                                                                                                         (18.8)
- - ------------------------------------------------------------------------------------------------------------------------------
Decrease in revenue                                                                                                    $ (16.5)
==============================================================================================================================

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

Production costs

Production cost data per ounce of gold is set out below:

                                                                                                              Three months ended
PRODUCTION COSTS                                                                                                        March 31,
PER OUNCE OF GOLD PRODUCED                                                                              1996                1995
- - --------------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                                                                  $ 298               $ 244
 Deferred stripping and mine
  development costs                                                                                      (33)                  2
 Inventory movements and other                                                                            (4)                (12)
- - --------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                                     261                 234
 Royalties                                                                                                11                  10
 Production taxes                                                                                          4                   6
- - --------------------------------------------------------------------------------------------------------------------------------
Total cash costs                                                                                         276                 250
 Depreciation                                                                                             76                  66
 Amortization                                                                                             33                  37
 Reclamation                                                                                               6                   5
- - --------------------------------------------------------------------------------------------------------------------------------
Total production costs                                                                                 $ 391               $ 358
================================================================================================================================

Effective January 1, 1996, the company adopted the "Gold Institute Production Cost Standard" for reporting production costs on a per ounce basis. This standard defines cash operating costs as those costs directly associated with the mining and milling of gold and silver, adjusted for such items as inventories and mining costs relating to future production. Other cash costs, specifically royalties and production taxes, are defined as those costs resulting from, but not directly related to, the production of gold and silver. Non-cash costs are defined as costs accounted for ratably over the life of an operation, including depreciation, amortization, and reclamation costs.

Prior period costs have been restated to conform with the new standard.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

Expenses

Operating costs vary with the quantity of gold and silver sold and with the cost of operating. The cash operating costs were higher, $261 per ounce of gold in the first quarter of 1996 versus $234 per ounce of gold in the first quarter of 1995. The increase in operating costs per ounce in the first quarter of 1996 was a result of lower grades mined and fewer ounces produced. See "Operations Review".

RECONCILIATION OF CASH OPERATING COSTS
PER OUNCE TO FINANCIAL STATEMENTS                                                                             Three months ended
thousands of U.S. dollars,                                                                                              March 31,
 except per ounce amounts                                                                               1996                1995
- - --------------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                                                           $  44,565           $  50,591
Change in finished goods inventory and other                                                           2,572                (189)
Co-product cost of silver produced                                                                    (5,111)             (7,652)
- - --------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                               $  42,026           $  42,750
================================================================================================================================
Gold ounces produced                                                                                 161,246             182,826
Cash operating costs per ounce                                                                     $     261           $     234

Depreciation is a fixed cost, a portion of which is charged to depreciation expense based on the number of ounces sold and a portion of which is charged to inventory based on the number of ounces in inventory at quarter end. The decrease in depreciation expense is due to the increase in precious metals inventory during the first quarter of 1996.

Amortization varies with the quantity of gold and silver sold and the mix of production at the four mines. The decrease in amortization in the first quarter of 1996 reflects fewer ounces sold in the first quarter of 1996.

General and administrative expenses increased in the first quarter of 1996 compared to the first quarter of 1995, reflecting increased support for exploration, business development and project development activities.

Exploration expense rose 54% in the first quarter of 1996, to $9.3 million, compared to $6.5 million in the first quarter of 1995, reflecting the company's expanded search for reserves and production. Much of the expanded 1995 exploration activity took place in quarters subsequent to the first quarter of 1995. 1996 exploration expense is expected to be $43 million, but is dependent upon opportunities. 1995 exploration expense totaled $46.5 million. To increase gold reserves and production, the company has entered into strategic alliances and joint ventures with exploration-oriented companies that give the company access to exploration and development prospects along some of the major gold belts around the world, especially in North America, South America, West Africa and the

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

Philippines. The company is conducting exploration drilling programs at prospects in Mexico, South America, the Philippines, West Africa, Canada and the United States.

Development properties expense was $4.7 million for the first quarter of 1996 compared to $7.9 million in the first quarter of 1995. The decrease in 1996 is primarily due to reduced expenditures resulting from the 1995 sale of the Kensington development property and to the completion of the underground drilling program at the Alaska-Juneau development property in the second quarter of 1995.

Other income of $1.0 million for the first quarter of 1996 compared to other expense of $0.5 million for the first quarter of 1995 is primarily due to the gain on the sale of the investment in Cluff Resources plc during the first quarter of 1996 ($2.5 million), offset by a $1.0 million accrual for Summa litigation (note 10c).

Net interest expense of $0.2 million for the first quarter of 1996 compared to net interest income of $1.6 million for the first quarter of 1995 is primarily due to a decrease in cash on hand and increased gold lease rates affecting interest paid related to gold denominated financings.

Preferred stock dividends are nil in the first quarter of 1996 compared to $2.8 million in the first quarter of 1995 due to the fourth quarter 1995 conversion or redemption of all the outstanding preferred shares.

Reserve estimates

The price used in estimating the company's ore reserves at December 31, 1995 was $375 per ounce of gold and $5.00 per ounce of silver. The market price for gold and silver is currently above these levels. If the company determines that its reserves should be calculated at a significantly lower price than used at December 31, 1995, there would likely be a material reduction in the amount of gold reserves. Should such reductions occur, material write-downs of the company's investment in mining properties and/or increased amortization charges may be required.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

OPERATIONS REVIEW
Operating data by mine is set out in the table below:

                                                                                                                Three months ended
OPERATING DATA                                                                                                            March 31,
BY MINE                                                                                                 1996                  1995
- - ----------------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
        (a) McCoy/Cove                                                                                48,890                78,871
        (b) Round Mountain (50%)                                                                      39,716                45,884
        (c) Lupin                                                                                     40,310                35,515
        (d) Kettle River                                                                              32,330                22,556
- - ----------------------------------------------------------------------------------------------------------------------------------
Total gold                                                                                           161,246               182,826
==================================================================================================================================
Silver production (ounces)
        (a) McCoy/Cove                                                                             1,175,057             2,732,770
- - ----------------------------------------------------------------------------------------------------------------------------------
Total silver                                                                                       1,175,057             2,732,770
==================================================================================================================================

Gold production decreased 12% to 161,246 ounces in the first quarter of 1996 from 182,826 ounces in the first quarter of 1995, reflecting lower mill grade and recovery rates at McCoy/Cove and time lags between placement of ore on the Round Mountain dedicated heap leach pad and the recovery of gold; offset partially by an increase in tons milled at Lupin and a first full quarter of production exclusively from Kettle River's Lamefoot deposit. Silver production decreased 57% to 1.2 million ounces in the first quarter of 1996 from 2.7 million ounces in the first quarter of 1995, reflecting lower grades and recovery rates at McCoy/Cove. The company expects higher production levels in the remaining three quarters of 1996. For the full year 1996, the gold production target remains at 725,000 to 750,000 ounces and the silver production target is expected to be no better than the lower end of the target range of 7.5 to 8.5 million ounces.

                                                                                                                Three months ended
OPERATING DATA                                                                                                            March 31,
BY MINE                                                                                                 1996                  1995
- - ----------------------------------------------------------------------------------------------------------------------------------
Cash operating costs
 (per ounce of gold)
        (a) McCoy/Cove                                                                                $  314                $  225
        (b) Round Mountain (50%)                                                                         216                   177
        (c) Lupin                                                                                        291                   322
        (d) Kettle River                                                                                 170                   253
- - ----------------------------------------------------------------------------------------------------------------------------------
Company Average                                                                                       $  261                $  234
==================================================================================================================================


Cash production costs were higher, at $261 per ounce of gold in the first quarter of 1996 versus $234 per ounce of gold in the first quarter of 1995, reflecting the lower grades mined and fewer ounces produced.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)



(a)  McCoy/Cove, Nevada (100% owned)

                                                                   Three months ended
                                                                             March 31,
OPERATING DATA                                               1996                1995
- - -------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                    34,300              63,946
 Heap leached                                              14,590              14,925
 Total gold                                                48,890              78,871
Silver produced (ounces):
 Milled                                                 1,033,577           2,500,791
 Heap leached                                             141,480             231,979
 Total silver                                           1,175,057           2,732,770
Ore and waste mined
 (million tons)                                              15.5                16.6
Mining cost/ton of ore
 and waste                                            $      0.70         $      0.64
Milling cost/ton of ore                               $      9.92         $     10.70
Heap leaching cost/ton of ore                         $      2.09         $      2.19
Production cost per ounce of gold produced:(1)
 Direct mining expense                                $       369         $       224
  Deferred stripping cost                                     (58)                 16
  Inventory movements and other                                 3                 (15)
                                                      -----------         -----------
 Cash operating cost                                          314                 225
  Royalties                                                     4                   5
  Production taxes                                              7                  10
                                                      -----------         -----------
 Total cash cost                                              325                 240
  Depreciation                                                 95                  60
  Amortization                                                 45                  47
  Reclamation                                                   6                   5
                                                      -----------         -----------
 Total production cost                                $       471         $       352
                                                      -----------         -----------
Average gold-to-silver
  price ratio(2)                                           72.2:1              80.5:1
Milled:
 Ore processed (tons/day)                                   7,579               7,282
 Gold grade (ounce/ton)                                     0.070               0.120
 Silver grade (ounce/ton)                                    2.70                4.79
 Gold recovery rate (%)                                      75.7                84.2
 Silver recovery rate (%)                                    72.5                78.6
Heap leached:
 Ore processed (tons/day)                                  11,658              14,294
 Gold grade (ounce/ton)                                     0.023               0.018
 Silver grade (ounce/ton)                                    0.38                0.59
 Recovery rates(3)
=====================================================================================

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

(1) Effective January 1, 1996, the company adopted the "Gold Institute Production Cost Standard" for reporting production costs on a per ounce basis. This standard defines cash operating costs as those costs directly associated with the mining and milling of gold and silver, adjusted for such items as inventories and mining costs relating to future production. Other cash costs, specifically royalties and production taxes, are defined as those costs resulting from, but not directly related to, the production of gold and silver. Non-cash costs are defined as costs accounted for ratably over the life of an operation, including depreciation, amortization, and reclamation costs. Prior period costs have been restated to conform to the standard.

(2) To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.

(3) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the McCoy/Cove mine, the gold recovery rate is estimated at 68% for crushed ore and 48% for uncrushed, run-of-mine ore, while the silver recovery rate is estimated at 30% for crushed ore and 10% for uncrushed, run-of-mine.

At McCoy/Cove, the company's largest producer, 48,890 ounces of gold were produced during the first quarter of 1996, compared with 78,871 ounces in the first quarter of 1995. Silver production was 1,175,057 ounces in the first quarter of 1996, compared with 2,732,770 ounces in the first quarter of 1995. The lower production was due mainly to the milling of lower-grade sulfide ores from the deeper levels of the Cove deposit. The last of the high-grade sulfides at Cove were depleted in late 1995.

Beginning in the second quarter, increased mill capacity and improving grades and recoveries are expected to result in higher production levels for the remainder of the year, although full year silver production is expected to be no better than the lower end of the target range of 7.5 to 8.5 million ounces, compared to 11.9 million ounces produced in 1995. Full-year gold production is still anticipated to be on target with the company's earlier projection of 235,000 to 245,000 ounces in 1996 compared to 310,016 ounces produced in 1995.

Cash operating costs rose to $314 per ounce of gold produced in the first quarter of 1996 from $225 in the first quarter of 1995, reflecting the lower grades processed and fewer ounces produced. With increased production and improving grades in the remaining quarters in 1996, unit costs are anticipated to be $270 to $275 per ounce for the full year 1996.

The expansion of the mill's flotation circuit was completed in mid-April 1996, three months ahead of schedule. The $4.0 million expansion provides increased retention time for sulfide ore in the flotation circuit, improving recoveries and reducing unit costs. Mill capacity has been increased to a nominal 10,000 tons/day from 7,500 tons/day.

In April 1996, mining recommenced on the original McCoy pit. The material being mined on the pit's western perimeter is predominantly oxide and will provide additional heap leaching and milling ore.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

(b)  Round Mountain, Nevada (50% owned)

                                                             Three months ended
                                                                       March 31,
OPERATING DATA                                            1996             1995
- - -------------------------------------------------------------------------------
Gold produced (ounces):
 Reusable heap leach pad (50%)                          25,972           26,661
 Dedicated heap leach pad (50%)                         13,744           19,223
 Total (50%)                                            39,716           45,884
Ore and waste mined
  (million tons)(100%)                                    14.5             13.7
Mining cost/ton of ore
  and waste                                           $   0.64         $   0.57
Heap leaching cost/ton of ore                         $   0.80         $   1.01
Production cost per ounce of gold produced:(1)
 Direct mining expense                                $    268         $    186
  Deferred stripping costs                                 (29)              (4)
  Inventory movements and other                            (23)              (5)
                                                      --------         --------
 Cash operating cost                                       216              177
  Royalties                                                 34               28
  Production taxes                                           4                5
                                                      --------         --------
 Total cash cost                                           254              210
  Depreciation                                              62               57
  Amortization                                              18               20
  Reclamation                                                5                5
                                                      --------         --------
 Total production cost                                $    339         $    292
                                                      --------         --------
Reusable heap leach pad:
 Ore processed (tons/day)(100%)                         25,902           19,895
 Grade (ounce/ton)                                       0.038            0.029
 Recovery rate (%)                                        65.6             83.9
Dedicated heap leach pad:
 Ore processed (tons/day)(100%)                         74,713           34,027
 Grade (ounce/ton)                                       0.012            0.013
 Recovery rate(2)
===============================================================================


(1) Effective January 1, 1996, the company adopted the "Gold Institute Production Cost Standard" for reporting production costs on a per ounce basis. This standard defines cash operating costs as those costs directly associated with the mining and milling of gold, adjusted for such items as inventories and mining costs relating to future production. Other cash costs, specifically royalties and production taxes, are defined as those costs resulting from, but not directly related to, the production of gold. Non-cash costs are defined as costs accounted for ratably over the life of an operation, including depreciation, amortization, and reclamation costs. Prior period costs have been restated to conform to the standard.

(2) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

At 50%-owned Round Mountain in Nevada, Echo Bay's portion of gold production totaled 39,716 ounces in the first quarter of 1996, compared with 45,884 ounces in the first quarter of 1995. Cash operating costs were $216 per ounce in the first quarter of 1996 and $177 a year ago.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

The lower production and higher costs were functions of the time lag between initial loading of ore on Round Mountain's dedicated heap leach pad and the release of large quantities of contained gold over time. Round Mountain's dedicated pad is nearly a mile long, and several months are required to fully load a large enough area of one "lift" (one of six 50- foot-high layers of ore) for leaching to commence. A total of 74,713 tons/day of ore were loaded on the dedicated pad in the first quarter of 1996, up from 34,027 tons/day in the first quarter of 1995, but this ore was not placed under leach until late in this year's quarter. As a result, Echo Bay's share of dedicated pad production was 13,744 ounces in the first quarter of 1996, down from 19,223 ounces in the first quarter of 1995. The benefit of the increased ore under leach will come in the second quarter of this year and successive quarters.

The company's share of production from Round Mountain's reusable heap leach pad was 25,972 ounces in the first quarter of 1996 and 26,661 ounces in the first quarter of 1995. During the first quarter of 1996, the mine implemented its decision to treat larger quantities of ore for shorter periods of time on the reusable pad and then to recover more of the contained gold over a period of years by releaching the material on the dedicated pad. Accordingly, about 30% more ore was loaded on the reusable pad during the first quarter of 1996 than a year earlier in 1995, and leaching time was reduced to 90 days from 140 days.

For the full year 1996, Round Mountain continues to expect total gold production of 370,000 to 380,000 ounces (the company's share, 185,000 to 190,000 ounces), compared to 344,434 ounces (the company's share 172,217) produced in 1995. The processing changes implemented in the first quarter were designed to benefit production and costs beginning in the second quarter.

Construction of the mill facilities began shortly after receipt of the necessary permits at the end of March 1996. The 8,000-ton/day mill will process the large quantities of nonoxidized ore with anticipated production of up to 100,000 ounces per year (the company's share, up to 50,000 ounces) beginning in late 1997. In preparation for startup, Round Mountain has stockpiled 2.1 million tons of nonoxidized ore averaging 0.042 ounce/ton of gold. More ore is being added to the stockpile every quarter.

Round Mountain has expanded its ore reserves significantly in recent years. In 1995, 2.2 million ounces were added on a 100% basis. Work continues to further define mineralization within the recently expanded ultimate pit and to determine the viability of pockets of mineralization identified outside the new pit perimeter. Reserves are expected to increase further as this work is completed.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

(c)  Lupin, Northwest Territories (100% owned)

                                                                                                                Three months ended
                                                                                                                          March 31,
OPERATING DATA                                                                                          1996                  1995
- - ----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                                                                40,310                35,515
Tons of ore mined and milled                                                                         185,505               154,063
Mining cost/ton of ore                                                                             C$  41.81         C$      46.26
Milling cost/ton of ore                                                                            C$  12.80         C$      13.10
Production cost per ounce of gold produced:(1)
 Canadian dollars:
  Direct mining expense                                                                            C$    428         C$        495
   Deferred mine development cost                                                                        (29)                  (42)
                                                                                                      ------                ------
  Cash operating cost                                                                              C$    399         C$        453
 U.S. dollars:
  Cash operating cost                                                                             US$    291        US$        322
   Royalties                                                                                              --                    --
   Production taxes                                                                                       --                    --
                                                                                                      ------                ------
  Total cash cost                                                                                        291                   322
   Depreciation                                                                                           72                    80
   Amortization                                                                                           18                    19
   Reclamation                                                                                             8                     7
                                                                                                      ------                ------
  Total production cost                                                                            US$   389        US$        428
                                                                                                      ------                ------
Milled:
 Ore processed (tons/day)                                                                              2,039                 1,693
 Grade (ounce/ton)                                                                                     0.235                 0.248
 Recovery rate (%)                                                                                      92.3                  92.8
==================================================================================================================================

(1) Effective January 1, 1996, the company adopted the "Gold Institute Production Cost Standard" for reporting production costs on a per ounce basis. This standard defines cash operating costs as those costs directly associated with the mining and milling of gold, adjusted for such items as inventories and mining costs relating to future production. Other cash costs, specifically royalties and production taxes, are defined as those costs resulting from, but not directly related to, the production of gold. Non-cash costs are defined as costs accounted for ratably over the life of an operation, including depreciation, amortization, and reclamation costs. Prior period costs have been restated to conform to the standard.

Production at Lupin, located in the Northwest Territories, was 40,310 ounces in the first quarter of 1996, up from 35,515 ounces in the first quarter of 1995.

During the fourth quarter of 1995, mining began from the surface at Lupin to access high-grade, near-surface ore from the East Zone. Mining was interrupted in January 1996 by extreme weather conditions, deferring production of the anticipated ounces. Mining resumed in late February 1996 with the higher-grade East Zone ores being used to supplement mill feed from the Centre Zone, increasing mill throughput to 2,400 tons/day. Full year 1996 production is expected to be approximately 185,000 to 190,000 ounces, versus 172,110 ounces produced in 1995.

Development of Ulu as a satellite mine is moving forward. Current activities are centered on mobilizing camps and equipment to the staging and Ulu sites. The first construction camp was operational in early April 1996 with the fuel tanks in place. Underground development is anticipated to start in early June 1996.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

(d)  Kettle River, Washington  (100% owned)

                                                               Three months ended
                                                                         March 31,
OPERATING DATA                                             1996              1995
- - ---------------------------------------------------------------------------------
Gold produced (ounces)                                   32,330            22,556
Tons of ore mined and milled                            132,973           128,718
Mining cost/ton of ore                                $   22.24         $   22.83
Milling cost/ton of ore                               $   11.99         $   13.59
Production cost per ounce of gold produced:(1)
 Direct mining expense                                $     172         $     266
  Inventory movements and other                              (2)              (13)
                                                      ---------         ---------
 Cash operating cost                                        170               253
  Royalties paid                                             10                10
  Production taxes                                            2                 2
                                                      ---------         ---------
 Total cash cost                                            182               265
  Depreciation                                               56                83
  Amortization                                               45                45
  Reclamation                                                 8                 7
                                                      ---------         ---------
 Total production cost                                $     291         $     400
                                                      ---------         ---------
Milled:
 Ore processed (tons/day)                                 1,461             1,414
 Grade (ounce/ton)                                        0.274             0.204
 Recovery rate (%)                                         88.6              85.9
- - ---------------------------------------------------------------------------------


(1) Effective January 1, 1996, the company adopted the "Gold Institute Production Cost Standard" for reporting production costs on a per ounce basis. This standard defines cash operating costs as those costs directly associated with the mining and milling of gold, adjusted for such items as inventories and mining costs relating to future production. Other cash costs, specifically royalties and production taxes, are defined as those costs resulting from, but not directly related to, the production of gold. Non-cash costs are defined as costs accounted for ratably over the life of an operation, including depreciation, amortization, and reclamation costs. Prior period costs have been restated to conform to the standard.

Gold production increased to 32,330 ounces at a cash operating cost of $170 per ounce in the first quarter of 1996 versus 22,556 ounces at $253 per ounce in the first quarter of 1995. The improvement reflects the first full quarter of production exclusively from Lamefoot ore. Lamefoot is the fifth deposit to be developed at the site. Its ore is higher-grade than the prior four ore bodies mined. Permits are being sought and preparation work is being done for exploration of a northern extension of the Lamefoot deposit.

Kettle River continues to target its full year 1996 production levels of 120,000 to 125,000 ounces of gold, compared to 100,419 ounces in 1995.

Advanced exploration is underway at the sixth deposit, K-2. Drifting along the mineralization underground continues to prove up ore with grades equal to or higher than the grades predicted by earlier exploration drilling from the surface. A second diamond drill has been added to the underground exploration program. Underground work on K-2 will produce sufficient quantities of ore to facilitate bulk mill tests. Drilling has defined two new targets to the east of the K-2 zone and has also identified continued ore-grade mineralization to the south.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

RECENT DEVELOPMENTS

Santa Elina

On April 9, 1996, the company, Santa Elina Gold Corporation and Sercor Ltd. (a private company that owns 67% of Santa Elina) signed an agreement enabling the company to increase its ownership from 7% to 50% of the outstanding common shares of Santa Elina. Each shareholder of Santa Elina other than the company and Sercor Ltd. will receive one common share of the company for each 6.67 common shares of Santa Elina held. The company will purchase 23,479,185 common shares of Santa Elina from Sercor in exchange for 3,520,118 common shares of the company, which is the same ratio offered to the public shareholders. In addition, the company will issue up to 50,535 common shares in exchange for cancellation of the 1,193,333 outstanding options on Santa Elina common shares. Upon consummation of the transactions, the company will have issued 8,830,934 common shares and the company and Sercor will each own 50% of Santa Elina.

The agreement is subject to regulatory approvals and approval by two-thirds of the minority shareholders of Santa Elina. It is anticipated that the meeting, originally scheduled to take place on May 24, 1996, will occur in June.

The rescheduling accommodates the review process of the United States Securities and Exchange Commission relating to the prospectus and registration statement filed in connection with the transaction. The company and Santa Elina have agreed that the company will deliver freely-tradeable shares to Santa Elina's shareholders (other than affiliates of Santa Elina or the company) in connection with the acquisition. Clearance of the registration statement will enable the company to issue freely-tradeable shares to such shareholders upon completion of the transaction.

Acquisition of the Santa Elina minority holders' shares is subject to approval by two-thirds of the minority shareholders of Santa Elina voting at a special meeting. The transaction has been approved by the boards of directors of the companies, including an independent committee of Santa Elina's board.

As the transaction will result in the current shareholders of the company retaining a majority of the company's shares, the transaction has been accounted for as a purchase of 43% of Santa Elina by the company. The company's total interest in Santa Elina will be 50% when added to its existing 7% interest. Santa Elina will be consolidated into the company using the proportionate consolidation method, as the company and Sercor will jointly control Santa Elina. Under the proportionate consolidation method, 50% of Santa Elina's assets, liabilities, revenues and expenses will be included in the company's consolidated financial statements.

The total cost is estimated at $137.2 million including $121.8 million to purchase the additional 43% interest in Santa Elina, $13.1 million cost of the company's current 7% interest in Santa Elina, $1.6 million of transaction costs and $0.7 million to cancel all outstanding options on the Santa Elina shares. The purchase price will be allocated to the net assets of Santa Elina based on the relative fair values. Santa Elina holds interests in mining properties in Brazil, Bolivia and Chile.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1996
                                 (U.S. dollars)

U.S. Mining Law Revision

Proposed legislation has been introduced in both houses of the current Congress to modernize the general mining laws applicable to operations on federal lands, including a comprehensive bi-partisan bill actively supported by the mining industry. These proposals include royalty provisions, environmental controls and requirements for reclamation.

The most material direct economic impact of mining law revision could be from royalties for production at the McCoy/Cove mine in Nevada, which is on federal land, and (to a lesser degree) at the 50%-owned Round Mountain mine in Nevada, 24% of whose reserves are on federal land. However, the company has completed all of the steps currently required under U.S. law to convert the McCoy/Cove and Round Mountain land to patented status (and thus to be exempt from any proposed royalty), and it filed applications for patents. During 1994, the company filed lawsuits against the U.S. Department of the Interior to require the government to cease its delay and to issue certificates and patents to which the mines are currently entitled. The government has formally notified the court that the key certificates, which were the objective of the suits, were issued to the company March 1, 1995. The Department is expected to complete its administrative review and issue the patents in accordance with the regulations.

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of gold and silver, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed in Echo Bay's Form 10-K and 8-K filed with the Securities and Exchange Commission.

                              ECHO BAY MINES LTD.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Sunnyside

On May 18, 1994, the company commenced proceedings in Colorado state court to obtain a declaratory judgment clarifying the extent of the company's responsibility, if any, for ground water seeps and springs that may occur following the company's planned sealing of the Sunnyside Mine in Colorado. The Colorado department of Public Health and Environment had asserted that any changes in quantity or quality of water flowing from seeps or springs that occur subsequent to sealing the mine might potentially require the company to acquire discharge permits whether or not the water flows through the sealed mine. The company sought the declaratory judgment before it completes the sealing, which has been approved by the Division of Minerals and Geology of the Colorado Department of Natural Resources. The company negotiated a consent decree with state authorities which was approved by the court in May 1996 and which resolves the litigation.

Alaska-Juneau

During 1994, the U.S. Attorney began a grand jury investigation of potential Clean Water Act violations. The investigation is to determine whether the company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. The outcome of this investigation is uncertain.

Summa

There is pending, in Nevada state court, a suit commenced by Summa Corporation against the company and the predecessor owner of the McCoy/Cove and Manhattan mines, claiming improper deductions in calculation of royalties payable over several years from production at McCoy/Cove and the former Manhattan mine. Summa Corporation filed a motion for summary judgment which seeks $10.3 million for allegedly underpaid royalties plus interest. The court denied Summa's motion. The company does not agree with the amount sought by Summa and will vigorously defend its position. The company proposed a settlement of $1.2 million that Summa rejected. The company made an offer of judgment to the court of $1.5 million and Summa made an offer of judgment to the court of $7.5 million. Both of these offers of judgment have expired and are now null and void. The May 1996 court date has been continued to February 3, 1997. The company has accrued $1.2 million related to the Summa litigation, including $1.0 million during the first quarter of 1996.

Other

The company is also engaged in routine litigation incidental to its business.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit   27 - Financial Data Schedule.

(b) Reports on Form 8-K - Form 8-K, filed on April 11, 1996, reporting the company's April 9, 1996 agreement to increase its ownership from 7% to 50% of the outstanding shares of Santa Elina Gold Corporation. See "Recent Developments".

         Additionally, Form 8-K, filed on April 23, 1996, related to the entry into definitive agreements with respect to the aforementioned Santa Elina transaction.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ECHO BAY MINES LTD.
                                             -------------------------------
                                             (Registrant)

May 10,1996
- - ---------------------
Date

                                             /s/ G. Tywoniuk
                                             -------------------------------
                                             G. TYWONIUK
                                             Vice President, Controller and
                                             Principal Accounting Officer

                                EXHIBIT INDEX

Exhibit No.                      Description                        Page
- - -----------                      -----------                        ----

    27                    Financial Data Schedule