Form 10-Q
period 1996-06-30
ECHO BAY MINES LTD
filed 1996-08-13
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                       Commission File Number   1-8542
                                              ----------


                               ECHO BAY MINES LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Incorporated under the laws
               of Canada                                          None
     ------------------------------                       -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

Suite 1000, 6400 S. Fiddlers Green Circle
              Englewood, CO                                    80111-4957
 ------------------------------------------               --------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (303) 714-8600
                                                  --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X      No
                                -----         -----

                                               Shares Outstanding as of
        Title of Class                               July 31, 1996
  ----------------------------                 -----------------------
         Common Shares
  without nominal or par value                        139,350,281

================================================================================

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited) . . . . . . . . . . . .     1

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . .    17



PART II - OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . .    34

         Item 4. Submission of Matters to a Vote of Security Holders  . .    34

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .    35



SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

- - ------------------------------------------------------------------------------------------------------
ECHO BAY MINES LTD.
CONSOLIDATED STATEMENT
OF EARNINGS                                    Three months ended                    Six months ended
thousands of U.S. dollars,                                June 30,                            June 30,
except for per share data                 1996               1995               1996             1995
- - ------------------------------------------------------------------------------------------------------
Revenue                              $  95,086          $  90,594          $ 162,836        $ 174,803
- - ------------------------------------------------------------------------------------------------------
Expenses:
  Operating costs                       57,959             55,218            102,524          105,809
  Royalties                              2,129              2,157              4,232            4,236
  Production taxes                         787              1,508              1,496            2,871
  Depreciation                          15,510             13,845             28,395           28,025
  Amortization                           8,009              8,284             13,621           16,189
  Reclamation                            1,439              1,233              2,583            2,420
  General and administrative             3,550              2,910              6,882            5,617
  Exploration expense                   13,289             10,753             22,592           17,244
  Development properties expense         4,724              4,635              9,429           12,530
  Other expense                          1,817              1,556                820            2,115
  Interest (income) expense                173             (1,279)               324           (2,919)
- - ------------------------------------------------------------------------------------------------------
                                       109,386            100,820            192,898          194,137
- - ------------------------------------------------------------------------------------------------------
Loss before taxes                      (14,300)           (10,226)           (30,062)         (19,334)
- - ------------------------------------------------------------------------------------------------------
Income tax recovery (expense):
  Current                                 (435)              (577)              (641)            (841)
  Deferred                                 132                475                (56)             950
- - ------------------------------------------------------------------------------------------------------
                                          (303)              (102)              (697)             109
- - ------------------------------------------------------------------------------------------------------
Loss before
 preferred stock dividends             (14,603)           (10,328)           (30,759)         (19,225)
Preferred stock dividends
 of subsidiary                              --             (2,649)                --           (5,411)
- - ------------------------------------------------------------------------------------------------------
Net loss                             $ (14,603)         $ (12,977)         $ (30,759)       $ (24,636)
======================================================================================================

Loss per share                       $   (0.11)         $   (0.12)         $   (0.24)       $   (0.22)
======================================================================================================

Weighted average number of
 shares outstanding (thousands)        130,514            112,827            130,391          112,763
======================================================================================================





See accompanying notes to interim consolidated financial statements.

- - ---------------------------------------------------------------------------------
ECHO BAY MINES LTD.
CONSOLIDATED BALANCE SHEET                            June 30,       December 31,
thousands of U.S. dollars                                1996               1995
- - ---------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                       $ 134,274       $    185,843
    Interest and accounts receivable                   17,566             14,749
    Inventories (note 2)                               40,760             34,173
    Prepaid expenses and other assets                   6,183              5,353
- - ---------------------------------------------------------------------------------
                                                      198,783            240,118

Plant and equipment (note 3)                          243,448            255,868
Mining properties (note 4)                            333,821            318,219
Long-term investments and other assets (note 5)        60,682             56,956
- - ---------------------------------------------------------------------------------
                                                    $ 836,734       $    871,161
=================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities        $  61,755       $     61,781
    Income and mining taxes payable                     3,250              2,547
    Gold and other financings (note 6)                 59,970             41,135
    Deferred income (note 6)                           15,421             25,053
- - ---------------------------------------------------------------------------------
                                                      140,396            130,516

Gold and other financings (note 6)                     86,006            111,679
Deferred income (note 6)                               11,305                 --
Other long-term obligations (note 7)                   32,673             32,018
Deferred income taxes                                   8,159              8,096

Commitments and contingencies (notes 10 and 11)

Common shareholders' equity:
    Common shares, no par value,
     unlimited number authorized; issued and
     outstanding - 130,519,366 shares
     (129,880,804 shares at December 31, 1995)        623,709            618,965
    Deficit                                           (50,763)           (15,109)
    Foreign currency translation                      (14,751)           (15,004)
- - ---------------------------------------------------------------------------------
                                                      558,195            588,852
- - ---------------------------------------------------------------------------------
                                                    $ 836,734       $    871,161
=================================================================================





See accompanying notes to interim consolidated financial statements.

- - ------------------------------------------------------------------------------------
ECHO BAY MINES LTD.
CONSOLIDATED STATEMENT               Three months ended            Six months ended
OF CASH FLOW                                    June 30,                    June 30,
thousands of U.S. dollars            1996          1995           1996         1995
- - ------------------------------------------------------------------------------------
Cash provided by (used in):

OPERATING ACTIVITIES
 Working capital provided
  from operations               $  11,844     $  14,099      $  14,189    $  30,265
 Decrease (increase) in cash
  invested in working capital
  related to operations             6,898         1,785        (11,343)     (11,606)
- - ------------------------------------------------------------------------------------
                                   18,742        15,884          2,846       18,659
- - ------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Gold loan repayments              (2,464)       (2,464)        (4,927)      (4,927)
 Dividends on preferred
  stock of subsidiary                  --        (2,649)            --       (5,411)
 Common share
  dividends (note 8)               (4,895)       (4,231)        (4,895)      (4,231)
 Common share issues                  134             2          4,745          766
- - ------------------------------------------------------------------------------------
                                   (7,225)       (9,342)        (5,077)     (13,803)
- - ------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Mining properties, plant
  and equipment                   (22,067)       (8,981)       (48,759)     (19,154)
 Long-term investments and
  other assets                     (5,667)      (20,703)        (6,718)     (21,018)
 Proceeds on sale of
  long-term investments                --         2,104          5,550        2,155
 Other                                510           (57)           589          137
- - ------------------------------------------------------------------------------------
                                  (27,224)      (27,637)       (49,338)     (37,880)
- - ------------------------------------------------------------------------------------
Net decrease in
 cash and cash equivalents        (15,707)      (21,095)       (51,569)     (33,024)
Cash and cash equivalents,
 beginning of period              149,981       189,598        185,843      201,527
- - ------------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                  $ 134,274     $ 168,503      $ 134,274    $ 168,503
====================================================================================

ECHO BAY MINES LTD.
CONSOLIDATED STATEMENT               Three months ended            Six months ended
OF RETAINED EARNINGS (DEFICIT)                  June 30,                    June 30,
thousands of U.S. dollars            1996          1995           1996         1995
- - ------------------------------------------------------------------------------------
Balance, beginning of period    $ (31,265)    $  32,481      $ (15,109)   $  44,140
Net loss                          (14,603)      (12,977)       (30,759)     (24,636)
- - ------------------------------------------------------------------------------------
                                  (45,868)       19,504        (45,868)      19,504
Dividends on common
 shares (note 8)                   (4,895)       (4,231)        (4,895)      (4,231)
- - ------------------------------------------------------------------------------------
Balance, end of period          $ (50,763)    $  15,273      $ (50,763)   $  15,273
====================================================================================





See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



1.  GENERAL
In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of retained earnings (deficit), consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the company) as of June 30, 1996 and December 31, 1995 and the consolidated results of operations and cash flow for the three and six months ended June 30, 1996 and 1995.

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

The financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada and, in all material respects, conform with those principles generally accepted in the United States except as described in note 9 to the company's interim consolidated financial statements and with International Accounting Standards. The statements are expressed in U.S. dollars.

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

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



2.  INVENTORIES
thousands of U.S. dollars

- - ---------------------------------------------------------------------------
                                          June 30,          December 31,
                                             1996                  1995
- - ---------------------------------------------------------------------------
Precious metals - bullion              $    3,582             $   5,944
                - in-process               13,048                10,312
Materials and supplies                     24,130                17,917
- - ---------------------------------------------------------------------------
                                       $   40,760             $  34,173
===========================================================================


3.  PLANT AND EQUIPMENT
thousands of U.S. dollars

- - ---------------------------------------------------------------------------
                                          June 30,          December 31,
                                             1996                  1995
- - ---------------------------------------------------------------------------
Cost                                   $  618,752            $  605,442
Less accumulated depreciation             375,304               349,574
- - ---------------------------------------------------------------------------
                                       $  243,448            $  255,868
===========================================================================



4.  MINING PROPERTIES
thousands of U.S. dollars

- - ---------------------------------------------------------------------------
                                          June 30,          December 31,
                                             1996                  1995
- - ---------------------------------------------------------------------------
Producing mines' acquisition,
  exploration and development costs    $  378,606            $  364,611
Less accumulated amortization             234,503               221,125
- - ---------------------------------------------------------------------------
                                          144,103               143,486
Development properties' acquisition,
  exploration and development costs       109,353               102,204
Deferred mining costs                      80,365                72,529
- - ---------------------------------------------------------------------------
                                       $  333,821            $  318,219
===========================================================================

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



5.  LONG-TERM INVESTMENTS AND OTHER ASSETS
thousands of U.S. dollars

- - --------------------------------------------------------------------------------------
                                              June 30, 1996          December 31, 1995
                                         Market    Carrying         Market    Carrying
                                          Value       Value          Value       Value
- - --------------------------------------------------------------------------------------
Share investments carried at cost:
  TVI Pacific Inc.
   14,016,845 common shares
   (15.6% interest)(1)                 $ 17,660    $ 11,810       $ 18,715    $  7,579
  Santa Elina Gold Corporation
   9,000,000 common shares
   (6.7% interest)(2)                    13,185      13,073          9,889      13,073
  Canarc Resources Corp.
   3,000,000 common shares
   (10.3% interest)(3)                    3,736       4,153          3,055       4,153
  Rift Resources Ltd.
   1,000,000 common shares
   (12.3% interest)                       1,282       1,465             --          --
  Cluff Resources plc(4)                     --          --          6,033       2,899
  Other common share investments         11,367       9,518          8,157       8,315
- - --------------------------------------------------------------------------------------
                                         47,230      40,019         45,849      36,019
Equity investment in:
  Etruscan Enterprises Ltd.
   4,175,275 common shares
   (24.5% interest)(5)                   12,509       7,322         12,815       8,877
- - --------------------------------------------------------------------------------------
                                       $ 59,739    $ 47,341       $ 58,664    $ 44,896
Property options                                      7,079                      7,764
Other assets                                          6,262                      4,296
- - --------------------------------------------------------------------------------------
                                                   $ 60,682                   $ 56,956
======================================================================================

(1) At December 31, 1995, 11,666,667 common shares (15.7% interest).
(2) At December 31, 1995, 9,000,000 common shares (6.7% interest). See note 12 regarding increasing the company's interest in Santa Elina to 50%.
(3) At December 31, 1995, 3,000,000 common shares (10.5% interest).
(4) At December 31, 1995, 3,630,800 common shares (4.8% interest). These shares were sold in the first quarter of 1996 for a gain of $2.5 million included in other income.
(5) At December 31, 1995, 4,175,275 common shares (27.0% interest).

Equity Investment
During 1995, the company purchased 4,175,275 common shares of Etruscan Enterprises, Ltd. ("Etruscan") for $9.0 million, which resulted in an ownership interest sufficient to account for this investment using the equity method. Etruscan is the company's joint venture partner in the Koma Bangou project in Niger, West Africa.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



Share investments
The company has purchased common shares of exploration-oriented companies that give the company access to exploration and development prospects along some of the major gold belts of the world, including properties in South America, West Africa and the Philippines.

Property options
In several cases the company paid a premium over the then-market value of the common shares of exploration-oriented companies to fund exploration programs on certain properties, and for the right to acquire direct interests in these properties. The premium is being expensed as the exploration work is conducted, until development potential is established. The company holds options to purchase direct interests in these properties at purchase considerations dependent on the properties' reserves and other mineralization.

6.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                            Financings           Deferred Income
                                ----------------------     ---------------------
                                June 30,   December 31,    June 30,  December 31,
thousands of U.S. dollars           1996          1995        1996          1995
- - ---------------------------------------------------------------------------------
Gold swaps                     $ 100,309     $ 101,480    $ 27,862      $ 26,925
Gold loan                         17,610        23,279         291           291
Debenture payable                 28,057        28,055          --            --
Other                                 --            --      (1,427)       (2,163)
- - ---------------------------------------------------------------------------------
                                 145,976       152,814      26,726        25,053
Less current portion              59,970        41,135      15,421        25,053
- - ---------------------------------------------------------------------------------
                               $  86,006     $ 111,679    $ 11,305      $     --
=================================================================================

a) Gold swaps
Gold swaps refer to currency loans and related, independently arranged, future gold delivery commitments. Taken together, the loans and commitments create obligations effectively denominated in gold and represent hedges of future gold production. At June 30, 1996 and December 31, 1995, 336,990 ounces of gold were deliverable under gold swap agreements as described below.

(i) U.S. dollar notes and bonds
In 1990, bonds totaling $84.0 million were swapped for an obligation to deliver 218,000 ounces of gold in 1997, equivalent to a selling price of $385 per ounce. The effective interest rate on the bond and swap arrangement was 2.58% at June 30, 1996.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



(ii) Swiss franc bonds
In 1989, the company swapped Swiss franc bonds with a principal amount of SFr110 million, originally issued in 1986, for an obligation to deliver 175,311 ounces of gold in 1996. In 1991, bonds with a principal amount of SFr88.7 million were converted into common shares, and the 1989 swap arrangement was renegotiated. All gains relating to changes in the price of gold and changes in the exchange rate of the Swiss franc to the U.S. dollar have been deferred. The company's remaining net gold delivery commitment relating to the Swiss Franc bond and swap arrangement is 118,990 ounces at $374 per ounce, including deferred amounts. In 1996, the net gold delivery commitment was rescheduled. The company will now deliver 69,267 ounces in the fourth quarter of 1996 with the remaining 49,723 ounces spread equally over the following nine quarters. All deferred gains related to the Swiss franc transactions will be recognized in earnings on a basis that matches the production originally designated for delivery in 1996. The effective rate of interest on the Swiss Franc bond and swap arrangement was 1.06% at June 30, 1996.

b) Gold loan
At June 30, 1996, 46,100 ounces of gold were outstanding under a gold loan agreement (60,200 ounces at December 31, 1995). The outstanding gold loan was remeasured to $382 per ounce, the gold price at June 30, 1996 ($387 per ounce in 1995). Unrealized remeasurement gains or losses are included in deferred income. This loan has been outstanding since 1992, when the company borrowed 173,000 ounces of gold under a gold bullion agreement with six banks. The agreement contains both term and revolving loan provisions. The term loan, which was used to refinance existing debt, is being repaid at the rate of 2,350 ounces per month with the balance of 32,000 ounces due on December 31, 1996.
At June 30, 1996, the company had no amounts outstanding under the revolving commitment. The company had $75.0 million or gold equivalent available until 1999 under the revolving commitment.

The facility is convertible between gold and dollar borrowings. Interest on gold borrowings is calculated at the banks' gold rate plus 0.55%, and interest on dollar borrowings at LIBOR plus 0.55%. The effective interest rate on the gold loan was 1.58% at June 30, 1996.

c) Debenture payable
A subsidiary of the company has issued a debenture in the amount of $28.1 million, which bears interest at the one-month discount rate for bankers' acceptances plus 0.325%. This debenture is payable in 1997 and is secured by a letter of credit.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



d) Other information
Certain of the company's financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The company is in compliance with these ratios and other covenant requirements.

The company had outstanding letters of credit of $57.8 million at June 30, 1996, primarily relating to the bonding of future reclamation obligations and to the debenture issued by a subsidiary of the company. Annual fees on the letters of credit range from 0.50% to 0.55%.

At June 30, 1996, the company had unutilized credit facilities of $86.4 million including the $75.0 million revolving commitment (note 6b). Annual commitment fees on the unutilized credit facilities are 0.225%

Future gold and silver delivery commitments are summarized in note 10.

7.  OTHER LONG-TERM OBLIGATIONS
Other long-term obligations consist primarily of accrued reclamation costs of $28.9 million at June 30, 1996 and $27.1 million at December 31, 1995.

8.  DIVIDENDS ON COMMON SHARES
The company's policy is to declare dividends to shareholders in U.S. funds. Dividends payable to Canadian residents are converted to and paid in Canadian dollars. The company paid a semi-annual dividend of U.S.$0.0375 per common share on June 30, 1996 and 1995.

9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below.

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

In accordance with Canadian GAAP, some of the company's share investments are carried at cost as long-term investments (note 5). These non-equity method investments are written down and the loss recognized in earnings

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



only when the loss in value is other than a temporary decline. Under U.S. GAAP, these investments would be marked to market, with unrealized gains or losses excluded from earnings and reported in a separate component of common shareholders' equity, net of tax. The unrealized gain on share investments carried at cost is $12.4 million after a nil tax effect as of June 30, 1996.

The effects on the consolidated statement of earnings of the above differences would have been as follows:

                                    Three months ended          Six months ended
thousands of U.S. dollars,                     June 30,                  June 30,
  except per share data              1996         1995         1996         1995
- - ---------------------------------------------------------------------------------
Net loss under
 Canadian GAAP                  $ (14,603)   $ (12,977)   $ (30,759)   $ (24,636)
Change in market value of
 foreign exchange contracts           146        1,863          807        1,829
- - ---------------------------------------------------------------------------------
Net loss under
 U.S. GAAP                      $ (14,457)   $ (11,114)   $ (29,952)   $ (22,807)
=================================================================================
Loss per share
 under U.S. GAAP                $   (0.11)   $   (0.10)   $   (0.23)   $   (0.20)
=================================================================================

Long-term investments and other assets, deficit, and common shareholders' equity would have been $81.7 million, $42.2 million, and $579.2 million respectively at June 30, 1996 and $78.6 million, $7.3 million and $610.5 million respectively at December 31, 1995.

In October 1995, the U.S. Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation". Statement No. 123 is applicable for fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. The company has determined that it will elect to continue to follow APB No. 25 and related Interpretations in accounting for its employee and director stock options in financial information prepared in conformity with U.S. GAAP.

Effective January 1, 1996, for the purpose of preparing U.S. GAAP financial information, the company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Implementation of Statement No. 121 had no effect on the U.S. GAAP financial information of the company.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



10. HEDGING ACTIVITIES AND COMMITMENTS
The company's profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices. To reduce the impact of such changes the company attempts to lock in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

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

a)  Gold and silver commitments
As of June 30, 1996, the company's gold and silver commitments were as follows:

                                                                Average
                                   Price of         Gold       Price of
                      Forward       Forward        Loans          Loans
                        Sales         Sales    and Swaps      and Swaps
                      (ounces)   (per ounce)     (ounces)    (per ounce)
- - -------------------------------------------------------------------------
Gold
- - ----
Balance of 1996        75,000        $  412      115,367         $  377
1997                   49,333           418      240,100            386
1998                  154,000           456       22,100            395
1999                  290,667           497        5,523            395
2000                   70,000           503           --             --
2001 and beyond        70,000           548           --             --
- - -------------------------------------------------------------------------
                      709,000        $  479      383,090         $  384
=========================================================================
Silver
- - ------
Balance of 1996     1,200,000        $ 5.91
1997                2,600,000          5.96
1998                3,100,000          6.46
1999                2,800,000          6.47
- - --------------------------------------------
                    9,700,000        $ 6.26
============================================

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)




The company's option position as of June 30, 1996 was as follows:

                      Put Options Purchased                    Call Options Sold
                      ---------------------                ---------------------
                               Strike Price                         Strike Price
                      Ounces      per Ounce                Ounces      per Ounce
- - --------------------------------------------------------------------------------
Gold
- - ----
Balance of 1996       10,000       $    390                 5,000        $   421

Silver
- - ------
Balance of 1996      720,000       $   5.40               720,000        $  6.43
1997               1,440,000           5.40             1,440,000           6.43
- - --------------------------------------------------------------------------------
                   2,160,000       $   5.40             2,160,000        $  6.43
================================================================================

b)     Currency position
The company's obligations to purchase Canadian dollars as of June 30, 1996 were as follows:

                                        Canadian                  Exchange Rate
                                         Dollars                 (C$ to US$1.00)
- - --------------------------------------------------------------------------------
Balance of 1996                     $ 22,600,000                           1.43
1997                                  25,200,000                           1.49
1998                                  25,200,000                           1.52
1999                                  25,200,000                           1.56
2000                                  25,200,000                           1.59
- - --------------------------------------------------------------------------------
                                   $ 123,400,000                           1.52
================================================================================


c)  Crude oil position
The company's swap contracts and forward purchase commitments as of June 30, 1996 were as follows:

                                      Barrels of
                                       Crude Oil                      Price per
                                       Purchased                         Barrel
- - --------------------------------------------------------------------------------
Balance of 1996                          120,000                       $ 18.40
1997                                     397,000                         17.96
1998                                     390,000                         17.57
1999                                      20,000                         17.63
- - --------------------------------------------------------------------------------
                                         927,000                       $ 17.85
================================================================================

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



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

Shown below are the carrying amounts, estimated fair values, and unrealized gains or losses on the company's hedging positions at June 30, 1996 and December 31, 1995.

                                             Carrying             Estimated           Unrealized
thousands of U.S. dollars                     Amount            Fair Value            Gain(loss)
- - ----------------------------------------------------------------------------------------------
June 30, 1996
- - -------------
Gold swaps                                   $100,309              $ 95,009          $  5,300
Gold loan                                      17,610                17,610                --
Off balance sheet instruments:
  Gold forward sales                               --                                  38,700
  Silver forward sales                             --                                   7,600
  Gold and silver options - puts                2,043
                          - calls              (1,665)                                  1,400
  Foreign currency contracts                       --                                   8,600
  Crude oil contracts                              --                                     200
- - ----------------------------------------------------------------------------------------------
                                                                                     $ 61,400
==============================================================================================

                                             Carrying          Estimated           Unrealized
thousands of U.S. dollars                      Amount         Fair Value            Gain(loss)
- - ----------------------------------------------------------------------------------------------
December 31, 1995
- - -----------------
Gold swaps                                   $101,480           $ 97,880             $  3,600
Gold loan                                      23,279             23,279                   --
Off balance sheet instruments:
  Gold forward sales                               --                                  34,900
  Silver forward sales                             --                                   6,400
  Gold and silver options                         378                                   1,100
  Foreign currency contracts                       --                                   7,800
  Crude oil contracts                              --                                    (300)
- - ----------------------------------------------------------------------------------------------
                                                                                     $ 53,500
==============================================================================================

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



Hedging gains and losses represent the differences between spot or market prices and realized amounts. Shown below are the hedging gains and losses recognized in earnings.

                                       Three months ended                    Six months ended
Gains (losses) in thousands                       June 30,                            June 30,
 of U.S. dollars                    1996             1995               1996             1995
- - ----------------------------------------------------------------------------------------------
Revenue:
Gold loans                      $  (323)         $  (270)           $  (681)        $   (202)
 Gold forward sales                 252              603                477            1,392
 Silver forward sales               645              (82)               770            1,228
 Gold and silver options            101               60               (110)             (34)
Operating expenses:
 Foreign currency contracts         400              265                677              188
 Crude oil contracts                252              166                395              254
Dividends on preferred stock
 of subsidiary:
 Interest rate swap                  --             (135)                --             (381)
- - ----------------------------------------------------------------------------------------------
                                $ 1,327          $   607            $ 1,528         $  2,445
==============================================================================================

11.    CONTINGENCIES
a)     Alaska-Juneau
In December 1994, the U.S. Environmental Protection Agency (EPA) issued a Technical Assistance Report, concluding that this development project as configured in the May 1992 Final Environmental Impact Statement would be likely to violate water quality and other environmental standards. In 1996, the company's reapplication of permits included a new project description with an alternative of submarine tailings disposal, which would require a change in EPA regulations. For that purpose, the EPA has instituted rulemaking procedures to enable it to consider submarine tailings disposal. To review that proposal and other options that could enable the Alaska-Juneau project to proceed, the EPA will prepare a Supplemental Environmental Impact Statement expected to be completed in 1997. The recoverability of the company's $58.4 million investment in Alaska-Juneau is dependent on receipt of all necessary permits and the company's ability to attain profitable production from the property or from alternative courses of action that the company may pursue.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)



b) Summa
There is pending, in Nevada state court, a suit commenced by Summa Corporation against the company and the predecessor owner of the McCoy/Cove and Manhattan mines, claiming improper deductions in calculation of royalties payable over several years from production at McCoy/Cove and the former Manhattan mine. Summa Corporation filed a motion for summary judgment which sought $10.3 million for allegedly underpaid royalties plus interest. The court denied Summa's motion. The case is scheduled for trial in February 1997. The company has accrued $1.5 million related to the Summa litigation, including $1.3 million in 1996.

12.  SUBSEQUENT EVENT
On July 16, 1996, the company, Santa Elina Gold Corporation and Sercor Ltd. ("Sercor", a private company that owned 67% of Santa Elina) completed an agreement which enabled the company to increase its ownership from 7% to 50% of the outstanding common shares of Santa Elina through a series of transactions. The transaction was approved by the Santa Elina shareholders on July 9, 1996.

Each shareholder of Santa Elina, other than the company and Sercor, received one common share of the company for each 6.67 common shares of Santa Elina held. The company received 23,479,185 common shares of Santa Elina from Sercor in exchange for 3,520,118 common shares of the company, which is the same ratio offered to the public shareholders. In addition, the company issued 50,535 common shares in exchange for cancellation of the 1,193,333 outstanding options on Santa Elina common shares. As a result of the transactions, the company issued 8,830,915 common shares and the company and Sercor each own 50% of Santa Elina. The company and Sercor will capitalize Santa Elina with an aggregate cash contribution of $25.0 million. As of June 30, 1996, the company and Sercor have each advanced to Santa Elina $2.5 million of this amount.

The company has accounted for the transactions as a purchase of 43% of Santa Elina. The company's total interest in Santa Elina is 50% when added to its existing 7% interest. In the third quarter of 1996, Santa Elina will be consolidated into the company using the proportionate consolidation method, as the company and Sercor will jointly control Santa Elina. Under the proportionate consolidation method, 50% of Santa Elina's assets, liabilities, revenues and expenses will be included in the company's consolidated financial statements.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                 (U.S. dollars)


The total cost of the transactions was $106.1 million, including $85.6 million to purchase the additional 43% interest in Santa Elina, $13.1 million cost of the company's current 7% interest in Santa Elina, $5.3 million carrying value of the company's option to acquire a direct 50% interest in the Chapada property, $1.6 million of transaction costs and $0.5 million to cancel all outstanding options on the Santa Elina shares. The purchase price will be allocated to the net assets of Santa Elina based on the relative fair values. Santa Elina holds interests in mining properties principally in Brazil, and also in Bolivia.

Unaudited pro forma summarized operating results of the company, assuming the Santa Elina purchase had been consummated on January 1, 1995, are as follows:

                                                               Six months ended
thousands of U.S. dollars,                                              June 30,
except per share amounts                              1996                 1995
- - --------------------------------------------------------------------------------
Revenue                                          $ 165,586            $ 176,387

Net loss                                         $ (34,600)           $ (29,689)

Net loss per common share                        $   (0.25)           $   (0.24)
- - --------------------------------------------------------------------------------

The unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of results that would have occurred had the Santa Elina purchase been consummated on January 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                 June 30, 1996
                                 (U.S. dollars)

FINANCIAL CONDITION
Working capital provided from operations amounted to $14.2 million for the first six months of 1996 compared to $30.3 million in the first six months of 1995. The 1996 results reflect lower production levels in the first six months of 1996 ($6.0 million reduced cash margin), increased operating costs per ounce ($5.6 million) and increased cash exploration expenses ($3.6 million), partially offset by higher gold and silver prices realized ($3.3 million). Working capital from operations has been reduced by cash exploration and development property expenses of $27.7 million in 1996 and $25.7 million in 1995, most of which represent discretionary investments for the future.

The increase in cash invested in working capital related to operations was $11.3 million in the first six months of 1996. The primary use of the cash invested in working capital was an increase in material and supplies inventory ($6.1 million) primarily related to the annual resupply of diesel fuel, bulk materials and other inventory items at the Lupin mine in the Northwest Territories of Canada and an increase in accounts receivable ($3.3 million) primarily related to a $2.5 million advance to Santa Elina Gold Corporation. See note 12 to the interim consolidated financial statements.

The company had gold loan repayments of $4.9 million in the first six months of 1996, paid common share dividends of $4.9 million and issued 0.6 million shares of common stock on the exercise of stock options, for proceeds of $4.7 million.

The company used $49.3 million of cash in investing activities in the first six months of 1996, for mining properties, plant and equipment ($48.8 million), and long-term investments ($6.7 million). The company received $5.6 million on the sale of a common share investment.

For the remainder of 1996, the company expects to incur $27 million in cash exploration and development properties expenses; $51 million of capitalized acquisition, exploration and development costs at development properties including Kingking, Chapada, Ulu, Paredones Amarillos and Aquarius; and $22 million of capital and deferred mining expenditures at operating properties, including construction of a mill at Round Mountain.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                 June 30, 1996
                                 (U.S. dollars)

The company expects to fund these expenditures from working capital provided by operations, existing working capital and the refinancing described below. The company has adequate financial resources and liquidity to pursue additional acquisition, investment, exploration and development programs. Working capital from operations was $14.2 million in the first six months of 1996 after incurring cash exploration and development costs of $27.7 million. In addition, the company has $134.3 million in cash and cash equivalents, and $86.4 million in established unutilized credit facilities at June 30, 1996.

Subsequent to June 30, 1996 the company refinanced a gold loan which will now be repaid over five years. The loan balance was $17.6 million at June 30, 1996 and was originally scheduled to be repaid in 1996. As part of the same agreement, the company borrowed an additional $34.7 million in a currency loan which will also be repaid over five years.

The company also has an effective shelf registration statement with the Securities and Exchange Commission pursuant to which it may sell up to $200.0 million of debt and/or equity securities.

Subsequent to June 30, 1996 the company issued 8,830,915 common shares to increase its ownership of Santa Elina Gold Corporation to 50% from 7%. The transaction is valued at $86.1 million based on the company's common share price of $9.75 on the July 16, 1996 closing date. See note 12 to the interim consolidated financial statements.

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

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

FINANCIAL REVIEW
Three month results
The company reported a net loss of $14.6 million ($0.11 per share) in the second quarter of 1996, compared to a net loss of $12.9 million ($0.12 per share) in the second quarter of 1995. The increase in 1996 from 1995 reflects increased exploration expense ($2.6 million) and increased depreciation expense ($1.7 million), partially offset by the elimination of preferred share dividends ($2.6 million).

Gold production increased 12% to 205,601 ounces in the second quarter of 1996 compared to 183,107 ounces in the second quarter of 1995. Increased production at the Round Mountain, Lupin and Kettle River mines was partially offset by a decrease at McCoy/Cove. Silver production decreased 50% to 1.6 million ounces in 1996 from 3.3 million ounces in 1995, a result of lower grade at McCoy/Cove. Quarterly revenues were $95.1 million in 1996 and $90.6 million in 1995.

Cash operating costs were $239 per ounce of gold in the second quarter of 1996, the same as in the second quarter of 1995.

Six month results
The company reported a net loss of $30.8 million ($0.24 per share) in the first six months of 1996, compared to a net loss of $24.6 million ($0.22 per share) in the first six months of 1995. The increase in 1996 from 1995 reflects higher cash operating costs per ounce ($5.6 million), increased exploration expense ($5.4 million) and lower precious metals sales ($4.6 million decreased earnings margin) partially offset by the elimination of preferred stock dividends ($5.4 million) and higher prices realized ($3.3 million).

Gold production increased slightly to 366,847 ounces in the first six months of 1996 compared to 365,933 ounces in the first six months of 1995. Increased production at the Round Mountain, Lupin and Kettle River mines was offset by a decrease at McCoy/Cove. Silver production decreased 53% to 2.8 million ounces in 1996 from 6.1 million ounces in 1995, a result of lower grade and recovery at McCoy/Cove. Revenues were $162.8 million in the first six months of 1996 compared to $174.8 million in the first six months of 1995.

Cash operating costs were higher, $249 per ounce of gold in the first six months of 1996 versus $237 per ounce of gold in the first six months of 1995, primarily due to lower grades mined and fewer gold and silver ounces produced at McCoy/Cove.

See "Operations Review" for further comments as to production and cash operating cost changes.

The term "ounce" as used in this Form 10-Q means "troy ounce".

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below:

                                         Three months ended                    Six months ended
                                                    June 30,                            June 30,
REVENUE DATA                          1996             1995               1996             1995
- - ------------------------------------------------------------------------------------------------
Gold
- - ----
 Ounces sold                       216,884          188,771            372,073          368,270
 Average price realized/ounce     $    392         $    391           $    394         $    388
 Average market price/ounce       $    390         $    388           $    395         $    383
 Revenue (millions of U.S. $)     $   85.0         $   73.9           $  146.6         $  143.0
 Percentage of total revenue            89%              82%                90%              82%
Silver
- - ------
 Ounces sold (millions)                1.7              3.1                2.9              6.0
 Average price realized/ounce     $   5.77         $   5.40           $   5.69         $   5.27
 Average market price/ounce       $   5.30         $   5.47           $   5.42         $   5.09
 Revenue (millions of U.S. $)     $   10.1         $   16.7           $   16.2         $   31.8
 Percentage of total revenue            11%              18%                10%              18%
- - ------------------------------------------------------------------------------------------------
Total revenue (millions of
 U.S. dollars)                    $   95.1         $   90.6           $  162.8         $  174.8
================================================================================================


The effects of changes in sales volume and prices were:

REVENUE
VARIANCE ANALYSIS
1996 VS. 1995                        Three months ended      Six months ended
                                                June 30,              June 30,
- - --------------------------------------------------------------------------------
Higher prices:
 Gold                                           $   0.1              $   2.1
 Silver                                             0.7                  1.2
Change in volume                                    3.7                (15.3)
- - --------------------------------------------------------------------------------
Increase (decrease) in revenue                  $   4.5              $ (12.0)
================================================================================

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

Production costs
Production cost data per ounce of gold is set out below:

                                 Three months ended         Six months ended
PRODUCTION COSTS                           June 30,                 June 30,
PER OUNCE OF GOLD PRODUCED         1996        1995        1996         1995
- - ------------------------------------------------------------------------------
Direct mining expense             $ 259       $ 226       $ 276        $ 234
 Deferred stripping and mine
  development costs                 (10)          4         (20)           3
 Inventory movements and other      (10)          9          (7)          --
- - ------------------------------------------------------------------------------
Cash operating costs                239         239         249          237
 Royalties                            9           9          10            9
 Production taxes                     3           7           4            6
- - ------------------------------------------------------------------------------
Total cash costs                    251         255         263          252
 Depreciation                        63          60          69           61
 Amortization                        33          37          33           37
 Reclamation                          6           6           6            5
- - ------------------------------------------------------------------------------
Total production costs            $ 353       $ 358       $ 371        $ 355
==============================================================================

Effective January 1, 1996, the company adopted the "Gold Institute Production Cost Standard" for reporting production costs on a per ounce basis. This standard defines cash operating costs as those costs directly associated with the mining and milling of gold and silver, adjusted for such items as changes in in-process inventories. Other cash costs, specifically royalties and production taxes, are defined as those costs resulting from, but not directly related to, the production of gold and silver. Non-cash costs are defined as costs accounted for ratably over the life of an operation, including depreciation, amortization, and reclamation costs.

Prior period per ounce costs have been restated to conform with the new standard.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

Expenses
Operating costs vary with the quantity of gold and silver sold and with the cost of operating. The cash operating costs were $239 per ounce of gold in the second quarter of 1996, the same as in the second quarter of 1995. See "Operations Review".

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements

                                        Three months ended                 Six months ended
thousands of U.S. dollars,                         June 30,                         June 30,
 except per ounce amounts             1996            1995               1996          1995
- - --------------------------------------------------------------------------------------------
Operating costs per               $ 57,959       $  55,218          $ 102,524     $ 105,809
 financial statements
Change in finished goods
  inventory and other               (4,731)         (1,040)              (334)       (1,156)
Co-product cost of silver
  produced                          (4,089)        (10,415)           (10,845)      (18,059)
- - --------------------------------------------------------------------------------------------
Cash operating costs             $  49,139       $  43,763          $  91,345     $  86,594
============================================================================================
Gold ounces produced               205,601         183,107            366,847       365,933
Cash operating costs per ounce   $     239       $     239          $     249     $     237

Depreciation is a fixed cost, a portion of which is charged to depreciation expense based on the number of ounces sold and a portion of which is charged to inventory based on the number of ounces in inventory at the quarter end date. The decrease in finished precious metals inventory during the second quarter of 1996 resulted in depreciation from the prior quarter being expensed in the second quarter of 1996. Depreciation expense also increased due to expanded dewatering facilities and the completion of the mill flotation circuit at McCoy/Cove.

Amortization varies with the quantity of gold and silver sold and the mix of production at the four mines. The increase in amortization in the second quarter of 1996 versus 1995 reflects more ounces sold in the second quarter of 1996.

General and administrative expenses increased in the second quarter of 1996 compared to the second quarter of 1995, reflecting increased support for exploration, business development and project development activities.

Exploration expense rose 24% in the second quarter of 1996, to $13.3 million, compared to $10.8 million in the second quarter of 1995. Much of the expanded 1995 exploration activity took place in the last half of 1995. Full year 1996 exploration expense is expected to be $45 million, but is dependent upon opportunities. 1995 exploration expense totaled $46.5

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

million. To increase gold reserves and production, the company has entered into strategic alliances and joint ventures with exploration-oriented companies that give the company access to exploration and development prospects along some of the major gold belts around the world, especially in North America, South America, West Africa and the Philippines. The company is conducting exploration drilling programs at prospects in Mexico, South America, the Philippines, West Africa, Canada and the United States.

Net interest expense of $0.2 million for the second quarter of 1996 compared to net interest income of $1.3 million for the second quarter of 1995 is primarily due to a decrease in cash on hand and to a decrease in interest rates for invested cash balances.

Preferred stock dividends are nil in the second quarter of 1996 compared to $2.6 million in the second quarter of 1995 due to the fourth quarter 1995 conversion or redemption of all the outstanding preferred shares.

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

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

OPERATIONS REVIEW
Operating data by mine is set out in the table below:

                                        Three months ended               Six months ended
OPERATING DATA                                     June 30,                       June 30,
BY MINE                                1996           1995           1996            1995
- - ------------------------------------------------------------------------------------------
Gold production (ounces)
- - ------------------------
       (a) McCoy/Cove                69,574         80,870        118,464         159,741
       (b) Round Mountain (50%)      57,617         40,333         97,333          86,217
       (c) Lupin                     48,248         37,369         88,558          72,884
       (d) Kettle River              30,162         24,535         62,492          47,091
- - ------------------------------------------------------------------------------------------
Total gold                          205,601        183,107        366,847         365,933
==========================================================================================

Silver production (ounces)
- - --------------------------
       (a) McCoy/Cove             1,649,162      3,327,373      2,824,219       6,060,143
- - ------------------------------------------------------------------------------------------
Total silver                      1,649,162      3,327,373      2,824,219       6,060,143
==========================================================================================

Gold production increased 12% to 205,601 ounces in the second quarter of 1996 from 183,107 ounces in the second quarter of 1995, reflecting higher grade and a mill expansion at McCoy/Cove, an accelerated loading of ore onto the reusable pad and a shortened leach cycle at Round Mountain, an increase in tons milled at Lupin, and a full quarter of production from Kettle River's higher grade Lamefoot deposit; offset partially by an increase in McCoy/Cove's work-in-process inventory at quarter's end. Silver production decreased 50% to
1.6 million ounces in the second quarter of 1996 from 3.3 million ounces in the second quarter of 1995, reflecting lower grades and recovery rates at McCoy/Cove. For the full year 1996, the gold production target remains at 725,000 to 750,000 ounces and the silver production target is expected to be no better than the lower end of the target range of 7.5 to 8.5 million ounces.

                                      Three months ended       Six months ended
OPERATING DATA                                   June 30,               June 30,
BY MINE                                  1996       1995        1996       1995
- - --------------------------------------------------------------------------------
Cash operating costs
- - --------------------
 (per ounce of gold)
 -------------------
       (a) McCoy/Cove                   $ 256     $  223       $ 280     $  224
       (b) Round Mountain (50%)           202        202         208        189
       (c) Lupin                          264        319         276        321
       (d) Kettle River                   220        263         194        258
- - --------------------------------------------------------------------------------
Company Average                         $ 239     $  239       $ 249     $  237
================================================================================


Cash operating costs were $239 per ounce of gold in the second quarter of 1996, the same as in the second quarter of 1995. Consolidated cash operating costs are targeted at $245 to $255 per ounce of gold produced for the full year 1996.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

(a)  McCoy/Cove, Nevada (100% owned)

                                        Three months ended                  Six months ended
                                                   June 30,                          June 30,
OPERATING DATA                         1996           1995             1996             1995
- - ---------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                              54,841         63,588           89,141          127,534
 Heap leached                        14,733         17,282           29,323           32,207
                                  ---------      ---------        ---------        ---------
 Total gold                          69,574         80,870          118,464          159,741
Silver produced (ounces):
 Milled                           1,534,328      3,066,824        2,567,905        5,567,615
 Heap leached                       114,834        260,549          256,314          492,528
                                  ---------      ---------        ---------        ---------
 Total silver                     1,649,162      3,327,373        2,824,219        6,060,143
Ore and waste mined
 (million tons)                        17.2           16.3             32.7             32.9
Mining cost/ton of ore
 and waste                          $  0.71        $  0.65          $  0.70          $  0.65
Milling cost/ton of ore             $  9.79        $ 11.45          $  9.85          $ 11.07
Heap leaching cost/ton of ore       $  1.73        $  2.59          $  1.88          $  2.36
Production cost per ounce
 of gold produced:
  Direct mining expense             $   302        $   193          $   330          $   208
  Deferred stripping cost               (26)            20              (40)              18
  Inventory movements and other         (20)            10              (10)              (2)
                                    -------        -------          -------          -------
   Cash operating cost                  256            223              280              224
  Royalties                               4              6                4                5
  Production taxes                        4             10                6               10
                                    -------        -------          -------          -------
   Total cash cost                      264            239              290              239
  Depreciation                           74             47               83               53
  Amortization                           46             45               46               46
  Reclamation                             6              5                6                5
                                    -------        -------          -------          -------
   Total production cost            $   390        $   336          $   425          $   343
                                    -------        -------          -------          -------
Average gold-to-silver
  price ratio(1)                     73.5:1         71.3:1           73.0:1           75.2:1
Milled:
 Ore processed (tons/day)             8,680          7,149            8,129            7,216
 Gold grade (ounce/ton)               0.141          0.110            0.107            0.115
 Silver grade (ounce/ton)              4.15           5.72             3.47             5.25
 Gold recovery rate (%)                86.5           80.2             81.1             83.2
 Silver recovery rate (%)              73.9           80.2             73.4             80.1
Heap leached:
 Ore processed (tons/day)            15,661         10,694           13,659           12,494
 Gold grade (ounce/ton)               0.023          0.023            0.023            0.020
 Silver grade (ounce/ton)              0.33           0.83             0.35             0.61
 Recovery rates(2)
=============================================================================================

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)


(1) To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.

(2) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the McCoy/Cove mine, the gold recovery rate is estimated at 68% for crushed ore and 48% for uncrushed, run-of-mine ore, while the silver recovery rate is estimated at 30% for crushed ore and 10% for uncrushed, run-of-mine.

At McCoy/Cove, the company's largest producer, 69,574 ounces of gold were produced during the second quarter of 1996, down 14% from 80,870 ounces in 1995. While tonnage, gold grades and recoveries in the mill were higher than the second quarter of 1995, production was down as there were approximately 25,000 ounces of gold precipitate in work-in-process inventory at the end of the second quarter of 1996. The $4.5 million cost associated with the mining and processing of these inventory ounces will be expensed when the ounces are poured.

Silver production was 1,649,162 ounces in the second quarter of 1996, compared with 3,327,373 ounces in the second quarter of 1995. Silver grades and recoveries were both down during the second quarter of 1996, reflecting lower silver grades in the portion of the ore body currently being mined. Silver precipitate contained in the work-in-process inventory was approximately 460,000 ounces at the end of the second quarter of 1996.

During the second quarter of 1996, the number of tons milled per day increased to 8,680 tons from 7,149 tons in the second quarter of 1995. This increase resulted from the completion of the mill flotation circuit expansion in mid-April. The $4 million expansion provides increased retention time for sulfide ore in the flotation circuit, which improves recoveries. With the mill capacity increased to a nominal 10,000 tons/day from 7,500 tons/day, the higher levels of ore throughput will continue in future periods.

Cash operating costs were $256 per ounce of gold produced in the second quarter of 1996, compared with $223 per ounce in the second quarter of 1995, reflecting the lower gold and silver production and higher cost of mining the deeper levels of the pit.

During the second quarter of 1996, the number of tons per day placed on the heap leach pad increased as well, to 15,661 tons from 10,694 tons in the second quarter of 1995. Heap leaching accounted for 21% of the gold and 7% of the silver produced during the second quarter of 1996.

Full-year gold production at McCoy/Cove is currently expected to be around 20% less than in 1995. Because of lower silver grades, silver production for the year is currently expected to be no better than the lower end of the previously announced target range of 7.5 - 8.5 million ounces for the full year.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

(b)  Round Mountain, Nevada (50% owned)

                                         Three months ended                  Six months ended
                                                    June 30,                          June 30,
OPERATING DATA                          1996           1995             1996             1995
- - ----------------------------------------------------------------------------------------------
Gold produced (ounces):
 Reusable heap leach pad (50%)        32,420         22,400           58,392          49,061
 Dedicated heap leach pad (50%)       22,940         15,539           36,684          34,762
 Other                                 2,257          2,394            2,257           2,394
                                      ------         ------           ------          ------
 Total (50%)                          57,617         40,333           97,333          86,217
Ore and waste mined                     14.2           15.8             28.7            29.4
  (million tons)(100%)
Mining cost/ton of ore
  and waste                          $  0.71        $  0.54          $  0.68         $  0.55
Heap leaching cost/ton of ore        $  0.76        $  0.51          $  0.78         $  0.68
Production cost per ounce of
 gold produced:
  Direct mining expense              $   211        $   220          $   234         $   202
  Deferred stripping costs                 3            (26)             (10)            (14)
  Inventory movements and other          (12)             8              (16)              1
                                      ------         ------           ------          ------
   Cash operating cost                   202            202              208             189
  Royalties                               26             30               29              29
  Production taxes                         6              6                5               5
                                      ------         ------           ------          ------
   Total cash cost                       234            238              242             223
  Depreciation                            46             64               53              60
  Amortization                            18             20               18              20
  Reclamation                              5              5                5               5
                                      ------         ------           ------          ------
   Total production cost             $   303        $   327          $   318         $   308
                                      ------         ------           ------          ------
Reusable heap leach pad:
 Ore processed (tons/day)(100%)       30,293         21,518           28,122          20,716
 Grade (ounce/ton)                     0.038          0.036            0.038           0.033
 Recovery rate (%)                      66.8           69.3             66.0            76.4
Dedicated heap leach pad:
 Ore processed (tons/day)(100%)       96,461         78,466           85,709          56,496
 Grade (ounce/ton)                    0.0125          0.012           0.0125           0.012
 Recovery rate(1)
- - ----------------------------------------------------------------------------------------------

(1)    Recovery rates on dedicated pads can only be estimated, as actual
       recoveries will not be known until leaching is complete.    At the Round
       Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

At the 50% owned Round Mountain mine in Nevada, the company's portion of gold production totaled 57,617 ounces in the second quarter of 1996, compared with 40,333 ounces in the second quarter of 1995, up 43%. Cash operating costs were $202 per ounce in both periods. Unit costs were flat despite higher production principally due to the increased volume of tons processed and longer haul routes.

The increased production during the second quarter of 1996 resulted from acceleration of the loading of tons of ore on both the reusable and dedicated leach pad. Leached ores are then moved from the reusable pad to the dedicated leach pad for additional processing over the longer term.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

Total production from both pads increased approximately 45% over the second quarter in 1995.

In the second quarter of 1996, 126,754 tons of ore were processed per day at Round Mountain, up from 99,984 tons in the second quarter of 1995. The increased ore movement has been facilitated by the use of contract miners and the addition of four new 190-ton haul trucks to the fleet.

Second quarter 1996 results were in line with the full-year forecast that has Round Mountain's production increasing 5-10% over 1995 production levels.

Construction of a mill at Round Mountain began in March and is on track with the company's projection for late 1997 startup. Beginning in 1998, the 8,000-ton/day mill will process large quantities of nonoxidized ore. More nonoxidized ore is being added to the stockpile each quarter in preparation for mill startup.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

(c)  Lupin, Northwest Territories (100% owned)

                                             Three months ended                      Six months ended
                                                        June 30,                              June 30,
OPERATING DATA                            1996             1995               1996               1995
- - ------------------------------------------------------------------------------------------------------
Gold produced (ounces)                  48,248           37,369             88,558             72,884
Tons of ore mined and milled           214,882          165,514            400,387            319,577
Mining cost/ton of ore                C$ 39.48         C$ 48.74           C$ 40.56           C$ 47.54
Milling cost/ton of ore               C$ 11.12         C$ 12.63           C$ 11.90           C$ 12.86
Production cost per ounce
 of gold produced:
  Canadian dollars:
   Direct mining expense              C$   359         C$   447           C$   390           C$   470
   Deferred mine development cost     C$    --         C$   (23)          C$   (13)          C$   (32)
   Inventory movements and other      C$     1         C$    13           C$    --           C$     7
                                        ------           ------             ------             ------
    Cash operating cost               C$   360         C$   437           C$   377           C$   445
  U.S. dollars:
   Cash operating cost               US$   264        US$   319          US$   276          US$   321
   Royalties                                --               --                 --                 --
   Production taxes                         --               --                 --                 --
                                        ------           ------             ------             ------
    Total cash cost                        264              319                276                321
   Depreciation                             62               78                 66                 79
   Amortization                             18               20                 18                 19
   Reclamation                               8                7                  8                  7
                                        ------           ------             ------             ------
    Total production cost            US$   352        US$   424          US$   368          US$   426
                                        ------           ------             ------             ------
Milled:
 Ore processed (tons/day)                2,361            1,819              2,200              1,756
 Grade (ounce/ton)                       0.243            0.245              0.239              0.247
 Recovery rate (%)                        92.4             92.0               92.4               92.4
- - ------------------------------------------------------------------------------------------------------

Production at Lupin, located in the Northwest Territories, was 48,248 ounces in the second quarter of 1996, up from 37,369 ounces in the second quarter of 1995. Cash operating costs decreased to $264 per ounce in the second quarter of 1996 from $319 in the second quarter of 1995.

Mining of the final phase of the East Zone, which started in the fourth quarter of 1995, resulted in 30% more tons being milled during the second quarter of 1996 than in the same quarter in 1995, when only the Centre and West Zones were producing ore. Grades and recoveries were similar during the two periods.

The Centre and West Zones will provide the majority of the millfeed for the remainder of 1996 as the ore from the East Zone diminishes. Full-year production at Lupin is currently expected to increase by around 5% over the 172,110 ounces produced in 1995 instead of the 10% projected earlier.

Development permits for the Ulu deposit were received in June. Current activities at this satellite deposit include camp and road construction. Portal construction for the underground ramp was started in July. The ramp will be driven into the mineralization 280 meters (920 feet) under the surface to confirm the 1.9 million minable tons of mineralized material at average grades of 0.320 ounces of gold per ton indicated by drilling from the surface. Upon full development, ore from Ulu would be trucked to the surface and stockpiled. Beginning in 1998, the stockpiled ore would be trucked to the Lupin mill over a 100 mile ice road during a five-month period each year. The ore would then be used as supplemental millfeed year-round.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

(d)  Kettle River, Washington  (100% owned)

                                            Three months ended                      Six months ended
                                                       June 30,                              June 30,
OPERATING DATA                         1996               1995               1996               1995
- - -----------------------------------------------------------------------------------------------------
Gold produced (ounces)               30,162             24,535             62,492             47,091
Tons of ore mined and milled        148,877            136,543            281,850            265,261
Mining cost/ton of ore             $  22.38           $  26.36           $  22.31           $  24.64
Milling cost/ton of ore            $  12.46           $  12.37           $  12.24           $  12.97
Production cost per ounce
 of gold produced:
  Direct mining expense            $    211           $    251           $    191           $    258
  Inventory movements and other           9                 12                  3                 --
                                   --------           --------           --------           --------
   Cash operating cost                  220                263                194                258
  Royalties paid                          8                  8                  9                  9
  Production taxes                        2                  2                  2                  2
                                   --------           --------           --------           --------
   Total cash cost                      230                273                205                269
  Depreciation                           62                 77                 59                 80
  Amortization                           45                 45                 45                 45
  Reclamation                             8                  6                  8                  7
                                   --------           --------           --------           --------
   Total production cost           $    345           $    401           $    317           $    401
                                   --------           --------           --------           --------
Milled:
 Ore processed (tons/day)             1,636              1,500              1,549              1,457
 Grade (ounce/ton)                    0.244              0.202              0.258              0.203
 Recovery rate (%)                     83.1               88.8               85.8               87.4
- - ----------------------------------------------------------------------------------------------------

At the Kettle River mine in Washington State, gold production increased to 30,162 ounces during the second quarter of 1996 from 24,535 ounces in the second quarter of 1995, and cash operating costs were reduced to $220 from $263 per ounce. The improvement reflects another quarter of production from the higher-grade Lamefoot deposit. For the full year 1996, Kettle River's production target is about 20% more gold than in 1995.

During the second quarter of 1996, development work continued on the K-2 deposit, located adjacent to the original Kettle deposit and approximately 22 miles from the mill. A bulk sample has been processed through the mill to test for process amenability. Recoveries were in the low 90% range.

The K-2 orebody is being developed in preparation for production to start early next year. Underground drifting continues to confirm mineralization with grades and widths equal to or higher than predicted by surface drilling.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

RECENT DEVELOPMENTS
Development Properties
During the second quarter of 1996, in connection with activities to advance its exploration and development prospects, the company charged $18.0 million against current earnings and capitalized another $10.8 million. These programs have the potential to add to reserves and increase production in future years. The following are highlights of the company's development properties:

o On July 16, 1996, the company completed an agreement to increase its ownership of Santa Elina to 50%. See note 12 to the interim consolidated financial statements. Seven exploration drilling rigs are currently on site at Chapada, Santa Elina's largest asset. This property has 113 million minable tons of mineralized material at average grades of 0.012 ounces of gold per ton and 0.43% copper as reported at year end 1995 (83% to Santa Elina's account). Echo Bay has the right, through the exercise of an option, to increase its interest in this property to 66.5% from its current 41.5%. To date, 12,000 meters (39,400 feet) of drilling have been completed. A detailed feasibility study is expected to be finished by the end of 1996 incorporating exploration drill results through October. Exploration work continues at both the Seo Francisco and Fazenda Nova gold projects. Additional drill rigs will be brought on site in the third quarter of 1996 to provide the data necessary to prepare initial feasibility studies on both properties by year end 1996.
o Eight exploration drill rigs are now employed at the Kingking copper-gold development property in the Philippines, with two more rigs on order. Over 45,000 meters (150,000 feet) of drilling are expected to be completed by the joint venture by year end 1996. Particular emphasis is being made on the Lumanggang area to better define the gold and copper values in this richer ore zone. Two drilling rigs will also be set up in the Tiogdan area to investigate the lateral and depth extensions of the higher-grade gold-copper Tiogdan-Casagumayan stockwork. The initial feasibility study is on schedule to be completed by the end of 1996.
o At Aquarius in the Timmins gold district of Ontario, over 31,500 meters (105,000 feet) of drilling has been completed, 85% of the 1996 program. Exploration drilling also continues on an extension of the mineralization to the southeast. In addition, three wells are being drilled to test dewatering and pumping requirements, and metallurgical tests are under way to identify possible processing alternatives. This information will be included in the detailed feasibility study, which is scheduled for completion by year end 1996.
o At the 60%-owned Paredones Amarillos development project in Baja California Sur, Mexico, the in-fill drilling program was completed by the end of July with a total of over 18,000 meters (59,000 feet) of drilling completed. Water and other studies are under way at the site in order to prepare a detailed feasibility study by year end 1996. Additional drilling targets have been identified, and geological mapping and soil sampling are under way to further expand the existing mineralization.
o From mid-1993 until the second quarter of 1995, the company conducted a $17 million underground drilling program at the Alaska-Juneau

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1996
                                 (U.S. dollars)

       development project. The program was directed primarily at in-fill drilling, and not at reserve additions, although some exploration was conducted. A revised feasibility study is being prepared based on the significant additional information from the underground program. This study is addressing the submarine tailings disposal method currently under consideration by the Environmental Protection Agency. Alternative mining methods are also being considered. While still in the process of assembling the information, early indications are that mining zones will be narrower than previously estimated but perhaps at a better grade.
       The revised feasibility study and new ore reserve estimate are expected to be completed by the year end 1996.
o During the second quarter of 1996, the company acquired a 12.3% interest in Rift Resources Ltd. as part of a strategic alliance between the two companies to explore for gold in Ethiopia and Eritrea in northeast Africa.

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

                              ECHO BAY MINES LTD.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this release are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production anticipated and recovery rates and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold, silver and copper prices, unanticipated grade, geological, metallurgical, processing or other problems, from those expected, results of current exploration activities, conclusions of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisitions negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the company's ability to
predict or control.   Readers are cautioned not to put undue reliance on
forward-looking statements.

                              ECHO BAY MINES LTD.

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Alaska-Juneau
During 1994, the U.S. Attorney began a grand jury investigation of potential Clean Water Act violations. The investigation is to determine whether the company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. The outcome of this investigation is uncertain.

Summa
See note 11(b) to the interim consolidated financial statements.

Other
The company is also engaged in routine litigation incidental to its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         The company's Annual General Meeting was held May 10, 1996.

(c) (1)     Election of Directors.

                                               Votes Against
Nominee                       Votes For         or Withheld      Abstentions
- - -------                       ---------         -----------      -----------
John Norman Abell            90,726,100            470,770            --
Latham Cawthra Burns         90,697,386            499,484            --
Pierre Choquette             90,727,606            469,264            --
John Gilray Christy          90,697,768            499,102            --
Peter Clarke                 90,713,827            483,043            --
Carlos Antonio Ferrer        90,622,755            574,115            --
Richard Carl Kraus           90,732,824            464,046            --
Robert Leigh Leclerc, Q.C.   90,734,486            462,384            --
John Frederick McOuat        90,719,790            477,080            --
Monica Elizabeth Sloan       90,704,099            492,771            --
Richard Geoffrey                                                      --
 Pentland Styles             90,686,737            510,133            --

(c) (2)     Appointment of Ernst & Young as auditors of the company.

                                               Votes Against
                                Votes For       or Withheld       Abstentions
                                ---------       -----------       -----------
Appointment of Ernst & Young   90,721,828          314,602           --

                              ECHO BAY MINES LTD.

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibit 2.1             Share Subscription and Purchase Agreement
                                    among Sercor, Ltd., Echo Bay Mines Ltd. and
                                    Kendall Gold Corporation (incorporated by reference to the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).

            Exhibit 2.2 Merger Agreement between Santa Elina Gold Corporation and Kendall Gold Corporation (incorporated by reference to the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).

            Exhibit 27              Financial Data Schedule.

(b)         Reports on Form 8-K     Filed on April 11, 1996, reporting the
                                    company's April 9, 1996 agreement to
                                    increase its ownership from 7% to 50% of the outstanding shares of Santa Elina Gold
                                    Corporation.

                                    Filed on April 23, 1996, related to the
                                    entry into definite agreements with respect to the aforementioned Santa Elina transaction.

                                    Filed on July 31, 1996, related to the
                                    completion of the aforementioned Santa
                                    Elina transaction.

                                    Filed on August 5, 1996 amending the Form
                                    8-K filed on July 31, 1996.

                              ECHO BAY MINES LTD.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ECHO BAY MINES LTD.
                                        ----------------------------------
                                        (Registrant)




August 12, 1996
- - ------------------------
Date





                                        /s/ G. Tywoniuk
                                        ----------------------------------
                                        G. TYWONIUK
                                        Vice President, Controller and
                                        Principal Accounting Officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- - -------                 -----------

  27          - Financial Data Schedule
