Form 10-Q
period 1996-09-30
ECHO BAY MINES LTD
filed 1996-11-01
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                  ------    ------

                         Commission File Number 1-8542
                                                ------
                              ECHO BAY MINES LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Incorporated under the laws
                of Canada                                  None
       ---------------------------                  -------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


   Suite 1000, 6400 S. Fiddlers Green Circle
              Englewood, CO                             80111-4957
   ----------------------------------------             ----------
           (Address of principal                        (Zip Code)
            executive offices)


Registrant's telephone number, including area code (303) 714-8600
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    No
                                    ---      ---

             Title of Class                       Shares Outstanding as of
--------------------------------------                October 31, 1996
             Common Shares                        ------------------------
     without nominal or par value                       139,350,281

================================================================================

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION
   ITEM 1. Financial Statements (Unaudited).............................1

   ITEM 2. Managements Discussion And Analysis Of Financial Condition
            And Results Of Operations..................................17

PART II - OTHER INFORMATION

   ITEM 1. Legal Proceedings...........................................34

   ITEM 6. Exhibits And Reports On Form 8-K............................34

SIGNATURE..............................................................35

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF EARNINGS           Three months ended        Nine months ended
thousands of U.S. dollars,                      September 30              September 30
except for per share data                    1996         1995          1996        1995
------------------------------------------------------------------------------------------
Revenue                                   $  94,936       $ 93,497   $ 257,772    $268,300
------------------------------------------------------------------------------------------
Expenses:
  Operating costs                            57,940         51,840     160,464     157,649
  Royalties                                   3,021          2,384       7,253       6,620
  Production taxes                              253          1,359       1,749       4,230
  Depreciation                               13,837         13,031      42,232      41,056
  Amortization                                8,127          8,720      21,748      24,909
  Reclamation                                 1,985          1,377       4,568       3,797
  General and administrative                  2,850          2,950       9,732       8,567
  Exploration expense                        13,076         13,796      35,668      31,040
  Development properties expense              4,031          4,964      13,460      17,494
  Other (income) expense                        868           (382)      1,688       1,733
  Interest (income) expense                   1,237         (1,252)      1,561      (4,171)
  Provision for McCoy/Cove pit wall
   stabilization (note 10)                   30,000             --      30,000          --
------------------------------------------------------------------------------------------
                                            137,225         98,787     330,123     292,924
------------------------------------------------------------------------------------------
Loss before taxes                           (42,289)        (5,290)    (72,351)    (24,624)
------------------------------------------------------------------------------------------
 Income tax expense (recovery):
  Current                                       126            800         767       1,641
  Deferred                                       --             --          56        (950)
------------------------------------------------------------------------------------------
                                                126            800         823         691
------------------------------------------------------------------------------------------
Loss before preferred stock dividends       (42,415)        (6,090)    (73,174)    (25,315)
Preferred stock dividends of subsidiary                      2,599                   8,010
------------------------------------------------------------------------------------------
Net loss                                  $ (42,415)      $ (8,689)  $ (73,174)   $(33,325)
==========================================================================================

Loss per share                            $   (0.31)      $  (0.08)  $   (0.55)   $  (0.29)
==========================================================================================
Weighted average number of shares           137,604        113,870     132,795     113,132
 outstanding (thousands)
==========================================================================================

      See acompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

---------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                               September 30   December 31
thousands of U.S. dollars                                        1996          1995
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 145,039     $ 185,843
  Interest and accounts receivable                             13,213        14,749
  Inventories (note 2)                                         41,007        34,173
  Prepaid expenses and other assets                             7,079         5,353
------------------------------------------------------------------------------------------
                                                              206,338       240,118
Plant and equipment (note 3)                                  250,620       255,868
Mining properties (note 4)                                    441,385       318,219
Long-term investments and other assets (note 6)                41,741        56,956
------------------------------------------------------------------------------------------
                                                            $ 940,084     $ 871,161
==========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                   $  54,867     $  61,781
 Income and mining taxes payable                                4,228         2,547
 Gold and other financings (note 7)                           136,985        41,135
 Deferred income (note 7)                                      15,576        25,053
------------------------------------------------------------------------------------------
                                                              211,656       130,516

Gold and other financings (note 7)                             46,580       111,679
Deferred income (note 7)                                       11,561            --
Other long-term obligations (note 8)                           60,382        32,018
Deferred income taxes                                           8,166         8,096

Commitments and contingencies (notes 12 and 13)

Common shareholders' equity:
 Common shares, no par value, unlimited number authorized;
  issued and outstanding - 139,350,281 shares
  (129,880,804 shares at December 31, 1995)                   709,510       618,965
 Deficit                                                      (93,178)      (15,109)
 Foreign currency translation                                 (14,593)      (15,004)
------------------------------------------------------------------------------------------
                                                              601,739       588,852
------------------------------------------------------------------------------------------
                                                             $940,084     $ 871,161
==========================================================================================

     See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT                    Three months ended         Nine months ended
OF CASH FLOW                                 September 30               September 30
thousands of U.S. dollars                 1996          1995         1996         1995
------------------------------------------------------------------------------------------
Cash provided by (used in):

OPERATING ACTIVITIES
  Working capital provided from
   operations                             $  12,637       $ 18,422   $  26,826    $ 48,687
  Increase in cash invested in working
   capital related
    to operations                              (247)          (622)    (11,590)    (12,228)
------------------------------------------------------------------------------------------
                                             12,390         17,800      15,236      36,459
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Currency borrowings                        34,714                     34,714
  Gold loan repayments                       (3,958)        (2,463)     (8,885)     (7,390)
  Dividends on preferred stock of
   subsidiary                                    --         (2,599)         --      (8,010)
  Common share dividends (note 9)                --             --      (4,895)     (4,231)
  Preferred share conversions and
   redemptions                                   --        (74,187)         --     (74,248)
  Common shares issued on acquisition
   of Santa Elina,
    net of issuance costs (note 5)           85,801             --      85,801          --
  Common share issues, net of issuance
   costs                                         --         73,071       4,745      73,898
------------------------------------------------------------------------------------------
                                            116,557         (6,178)    111,480     (19,981)
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Mining properties, plant and equipment    (26,724)        (8,990)    (75,483)    (28,144)
  Cost of Santa Elina acquisition (note 5)  (91,069)            --     (91,069)         --
  Short-term investments                         --         (8,178)         --      (8,178)
  Long-term investments and other assets       (599)       (17,329)     (7,317)    (38,347)
  Proceeds on sale of mining properties
   and long-term investments                     --         42,500       5,550      44,655
  Other                                         210            458         799         595
------------------------------------------------------------------------------------------
                                           (118,182)         8,461    (167,520)    (29,419)
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                            10,765         20,083     (40,804)    (12,941)
Cash and cash equivalents, beginning of
 period                                     134,274        168,503     185,843     201,527
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period  $ 145,039       $188,586   $ 145,039    $188,586
==========================================================================================


CONSOLIDATED STATEMENT                    Three months ended         Nine months ended
OF RETAINED EARNINGS (DEFICIT)               September 30               September 30
thousands of U.S. dollars                 1996          1995         1996         1995
------------------------------------------------------------------------------------------
Balance, beginning of period              $ (50,763)      $ 15,273   $ (15,109)   $ 44,140
Net loss                                    (42,415)        (8,689)    (73,174)    (33,325)
------------------------------------------------------------------------------------------
                                            (93,178)         6,584     (88,283)     10,815
Dividends on common shares (note 9)              --             --      (4,895)     (4,231)
Excess of redemption price of preferred
 shares redeemed over
  original proceeds                              --           (115)         --        (115)
------------------------------------------------------------------------------------------
Balance, end of period                    $ (93,178)      $  6,469   $ (93,178)   $  6,469
==========================================================================================

     See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)


1.  GENERAL
In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of retained earnings (deficit), consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the company) as of September 30, 1996 and December 31, 1995 and the consolidated results of operations and cash flow for the three and nine months ended September 30, 1996 and 1995.

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

The financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada and, in all material respects, conform with those principles generally accepted in the United States except as described in note 11 to the company's interim consolidated financial statements and with International Accounting Standards. The statements are expressed in U.S. dollars.

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

                              ECHO BAY MINES LTD.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)


2.   INVENTORIES
--------------------------------------------------------------------------
                                          September 30         December 31
thousands of U.S. dollars                         1996                1995
--------------------------------------------------------------------------
Precious metals -- bullion                    $  6,032            $  5,944
                -- in-process                   14,051              10,312
Materials and supplies                          20,924              17,917
--------------------------------------------------------------------------
                                              $ 41,007            $ 34,173
==========================================================================
3.   PLANT AND EQUIPMENT

                                          September 30         December 31
thousands of U.S. dollars                         1996                1995
--------------------------------------------------------------------------
Cost                                         $ 640,523           $ 605,442
Less accumulated depreciation                  389,903             349,574
--------------------------------------------------------------------------
                                             $ 250,620           $ 255,868
==========================================================================
4.   MINING PROPERTIES
--------------------------------------------------------------------------
                                          September 30         December 31
thousands of U.S. dollars                         1996                1995
--------------------------------------------------------------------------
Producing mines' acquisition,
 exploration & development costs             $ 384,360           $ 364,611
Less accumulated amortization                  243,028             221,125
--------------------------------------------------------------------------
                                               141,332             143,486
Development properties acquisition,
 exploration & development costs               221,849             102,204
Deferred mining costs                           78,204              72,529
--------------------------------------------------------------------------
                                             $ 441,385           $ 318,219
==========================================================================

5.  SANTA ELINA ACQUISITION

On July 16, 1996, the company, Santa Elina Gold Corporation ("Santa Elina") and Sercor Ltd. ("Sercor", a private company that owned 67% of Santa Elina) completed a series of transactions which enabled the company to increase its ownership from 7% to 50% of the outstanding common shares of Santa Elina by issuing 8,830,915 common shares. As a result of the transaction, the company and Sercor each own 50% of Santa Elina. Santa Elina holds interests in mining properties, principally in Brazil, and also in Bolivia.

The company has accounted for the transactions as a purchase of an additional 43% of Santa Elina. Santa Elina has been consolidated into the company using the proportionate consolidation method, as the company and Sercor jointly control Santa Elina. Under the proportionate consolidation method, 50% of Santa Elina's assets, liabilities, revenues and expenses are included in the company's consolidated financial statements. The companys share of operating results of Santa Elina are included in the company's consolidated results of operations from the date of acquisition.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)

The total cost of the transactions was $106.0 million, including $86.1 million to purchase the additional 43% interest in Santa Elina (including $0.5 million to cancel all outstanding options on the Santa Elina shares), the $13.1 million cost of the companys prior 7% interest in Santa Elina, the $5.3 million carrying value of the companys option to acquire a direct 50% interest in the Chapada property and $1.5 million of transaction costs. The purchase price has been allocated to the net assets of Santa Elina based on the relative fair values.

The value of the assets and liabilities acquired, based on the consideration given, is as follows:


thousands of U.S. dollars
---------------------------------------------------
ASSETS
  Cash                                     $  2,025
  Accounts receivable                           555
  Inventories                                   895
  Plant and equipment                        14,147
  Mining properties                         105,023
  Long-term investments                         478
---------------------------------------------------
                                            123,123
---------------------------------------------------
LIABILITIES
  Accounts payable and accrued
   liabilities                                3,097
  Current portion of financings               6,888
  Other long-term obligations                 7,138
---------------------------------------------------
                                             17,123
---------------------------------------------------
Net assets at values assigned              $106,000
===================================================

Unaudited pro forma summarized operating results of the company, assuming the Santa Elina purchase had been consummated on January 1, 1995, are as follows:

-----------------------------------------------------------
                                          Nine months ended
thousands of U.S. dollars,                   September 30
except per share amounts         1996            1995
-----------------------------------------------------------
Revenue                        $257,772            $268,300
Net loss                       $(76,517)           $(40,301)
Net loss per common share      $(0.55  )           $  (0.33)
-----------------------------------------------------------

The unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of results that would have occurred had the Santa Elina purchase been consummated on January 1, 1995.

                              ECHO BAY MINES LTD.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)

6.  LONG-TERM INVESTMENTS AND OTHER ASSETS
--------------------------------------------------------------------------------------------------------------------------
                                                 September 30, 1996                          December 31, 1995
                                      -----------------------------------------  -----------------------------------------
thousands of U.S. dollars, except
number of shares and percent           Number of   Percent     Market  Carrying   Number of   Percent     Market  Carrying
interest                                  Shares  Interest      Value     Value      Shares  Interest      Value     Value
--------------------------------------------------------------------------------------------------------------------------
Share investments carried at cost:
  TVI Pacific Inc.                    14,016,845      15.5%   $18,609   $11,810  11,666,667      15.7%   $18,715   $ 7,579
  Santa Elina Gold Corporation                --        --         --        --   9,000,000       6.7      9,889    13,073
  Canarc Resources Corp.               3,000,000      10.3      4,533     4,153   3,000,000      10.5      3,055     4,153
  Rift Resources Ltd.                  1,000,000      12.2        873     1,465          --        --         --        --
  Cluff Resources plc                         --        --         --        --   3,630,800       4.8      6,033     2,899
  Other common share investments              --        --     10,884    10,276          --        --      8,157     8,315
--------------------------------------------------------------------------------------------------------------------------
                                                               34,899    27,704                           45,849    36,019
Equity investment in:
  Etruscan Enterprises Ltd.            4,175,275      24.3     11,760     6,243   4,175,275      27.0     12,815     8,877
--------------------------------------------------------------------------------------------------------------------------
                                                              $46,659   $33,947                          $58,664   $44,896
Property options                                                          1,627                                      7,764
Other assets                                                              6,167                                      4,296
--------------------------------------------------------------------------------------------------------------------------
                                                                        $41,741                                    $56,956
==========================================================================================================================

Share investments

The company has purchased common shares of exploration-oriented companies that give the company access to exploration and development prospects along some of the major gold belts of the world, including properties in South America, Africa, and the Philippines.

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

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 31, 1996
                                (U.S. dollars)

Property options
In several cases the company paid a premium over the then-market value of the common shares of exploration-oriented companies to fund exploration programs on certain properties, and for the right to acquire direct interests in these properties. The premium is being expensed as the exploration work is conducted, until development potential is established. The company holds options to purchase direct interests in these properties at purchase considerations dependent on the properties reserves and other mineralization.

7.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME
------------------------------------------------------------------------------------------------
                                             Financings                    Deferred Income
                                     -------------------------       ---------------------------
                                     September 30  December 31       September 30   December 31
thousands of U.S. dollars                1996         1995               1996          1995
------------------------------------------------------------------------------------------------
Gold swaps                             $100,351     $101,480           $27,981       $26,925
 Gold loan                               16,656       23,279             1,197           291
Term loan                                34,714           --                --            --
Debenture payable                        28,093       28,055                --            --
Other                                     3,751           --            (2,041)       (2,163)
------------------------------------------------------------------------------------------------
                                        183,565      152,814            27,137        25,053
Less current portion                    136,985       41,135            15,576        25,053
------------------------------------------------------------------------------------------------
                                       $ 46,580     $111,679           $11,561       $    --
================================================================================================

a) Gold swaps
Gold swaps refer to currency loans and related, independently arranged, future gold delivery commitments. Taken together, the loans and commitments create obligations effectively denominated in gold and represent hedges of future gold production. At September 30, 1996 and December 31, 1995, 336,990 ounces of gold were deliverable under gold swap agreements as described below.

(i) U.S. dollar notes and bonds
In 1990, bonds totaling $84.0 million were swapped for an obligation to deliver 218,000 ounces of gold in 1997, equivalent to a selling price of $385 per ounce. The effective interest rate on the bond and swap arrangement was 2.60% at September 30, 1996.

(ii) Swiss franc bonds
In 1989, the company swapped Swiss franc bonds with a principal amount of SFr110 million, originally issued in 1986, for an obligation to deliver 175,311 ounces of gold in 1996. In 1991, bonds with a principal amount of SFr88.7 million were converted into common shares, and the 1989 swap arrangement was renegotiated. All gains relating to changes in the price of gold and changes in the exchange rate of the Swiss franc to the U.S. dollar have been deferred. The company's remaining net gold delivery commitment relating to the Swiss Franc bond and swap arrangement is 118,990 ounces at $374 per ounce, including deferred amounts. In 1996, the net gold delivery commitment was rescheduled. The company will now deliver 69,267 ounces in the fourth quarter of 1996. The remaining 49,723 ounces will be delivered in 5,525 ounce repayments in each of the following nine quarters ended

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)

March 1999. All deferred gains related to the Swiss franc transactions will be recognized in earnings on a basis that matches the production originally designated for delivery in 1996. The rescheduled commitment is priced at $403 per ounce. The effective rate of interest on the Swiss Franc bond and swap arrangements was 0.97% at September 30, 1996.

b) Gold loan and currency loan
The company's loan agreement contains both term and revolving loan provisions. At September 30, 1996, 43,750 ounces of gold were outstanding under the term provisions of this agreement (60,200 ounces at December 31, 1995). For financial statement presentation, the outstanding gold loan was remeasured to $381 per ounce, the gold price at September 30, 1996 ($387 per ounce in 1995). Unrealized remeasurement gains or losses are included in deferred income. This loan has been outstanding since 1992, when the company borrowed 173,000 ounces of gold under a gold bullion agreement with six banks. This term loan, which was used to refinance existing debt, was scheduled to be repaid in the fourth quarter of 1996. In August 1996, the loan was amended and will now be repaid over five years. As part of the amendment, the company borrowed an additional $34.7 million in U.S. dollars under the amended term loan provisions, which will also be repaid over five years.

At September 30, 1996, the company had no amounts outstanding under the revolving commitment. The company had a $50.0 million or gold equivalent available until 1999 under the revolving commitment.

The facility is convertible between gold and dollar borrowings. Interest on gold borrowings is calculated at the banks' gold rate plus 0.55%, and interest on dollar borrowings at LIBOR plus 0.55%. The effective interest rate on the gold loan was 1.58% at September 30, 1996, and 6.1% on the dollar borrowings.

c) Debenture payable
A subsidiary of the company has issued a debenture in the amount of $28.1 million, which bears interest at the one-month discount rate for bankers' acceptances plus 0.325%. The interest rate was 4.32% at September 30, 1996. This debenture is payable in 1997 and is secured by a letter of credit.

d) Other information
Certain of the company's financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The company is in compliance with these ratios and other covenant requirements.

The company had outstanding letters of credit of $58.6 million at September 30, 1996, primarily relating to the bonding of future reclamation obligations and to the debenture issued by a subsidiary of the company. Annual fees on the letters of credit range from 0.50% to 0.55%.

                             ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)

At September 30, 1996, the company had unutilized credit facilities of $111.3 million including the $50.0 million revolving commitment (note 7b). Annual commitment fees on the unutilized credit facilities are 0.225%.

Future gold and silver delivery commitments are summarized in note 12.

8.  OTHER LONG-TERM OBLIGATIONS
Other long-term obligations consists primarily of the provision for McCoy/Cove pit wall stabilization of $26.1 million, net of the current portion of $3.8 million at September 30, 1996 (note 10) and accrued reclamation costs of $29.8 million, net of the current portion of $2.3 million at September 30, 1996 and $29.0 million, net of the current portion of $1.9 million at December 31, 1995.

9.  DIVIDENDS ON COMMON SHARES
The company's policy is to declare dividends to shareholders in U.S. funds. Dividends payable to Canadian residents are converted to and paid in Canadian dollars. The company paid a semi-annual dividend of U.S. $0.0375 per common share on June 30, 1996 and 1995.

10. PROVISION FOR McCOY/COVE PIT WALL STABILIZATION
In the third quarter of 1996, the company recorded a $30.0 million provision related to the estimated costs to remove up to 30 million tons of waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada. The estimate of the provision is based on a preliminary evaluation of the total tons to be removed and the associated costs, both of which will be further refined as McCoy/Cove completes its stabilization plan.

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below.

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

In accordance with Canadian GAAP, some of the company's share investments are carried at cost as long-term investments (note 6). These non-equity method investments are written down and the loss recognized in earnings only when the loss in value is other than a temporary decline. Under U.S. GAAP, these investments would be marked to market, with unrealized gains or losses excluded from

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)

earnings and reported in a separate component of common shareholders' equity, net of tax. The unrealized gain on share investments carried at cost is $7.2 million after a nil tax effect as of September 30, 1996.

In accordance with Canadian GAAP, the cost of the Santa Elina acquisition was determined, in part, by the market value of the company's common shares ($9.75 per share of $86.1 million) on the date of the 8.8 million share issuance (July 16, 1996) (note 5). U.S. GAAP requires that the cost be determined based on the market value of the company's common shares ($13.875 per share or $122.5 million) on the date of the commitment agreement (April 9, 1996.). The difference between the methods would increase mining properties and common shares under U.S. GAAP by $36.4 million. In accordance with Canadian GAAP, the allocation of the purchase price of the Santa Elina acquisition does not include any adjustment for the effect of deferred income taxes. U.S. GAAP requires the recognition of deferred tax assets and liabilities for the tax effects of the differences between the allocated values and the tax bases of the assets acquired and the liabilities assumed. Under U.S. GAAP the recognition of deferred taxes would increase mining properties and deferred income taxes by $42.0 million.

In accordance with Canadian GAAP, the company's mining properties are amortized over proven and probable reserves and other mineralization. U.S. GAAP allows only proven and probable reserves as a basis for amortization. The difference between the two accounting principles is not material to the results of operations for any of the periods presented. On a cumulative basis under U.S. GAAP, mining properties and common shareholders' equity would be $12.0 million lower and deficit would be $12.0 million higher at September 30, 1996.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)


The effects on the consolidated statement of earnings of the above differences would have been as follows:

-----------------------------------------------------------------------------------------------
                                              Three months ended          Nine months ended
thousands of U.S. dollars,                       September 30                September 30
 except per share data                         1996         1995          1996         1995
-----------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                   $(42,415)   $ (8,689)       $(73,174)   $(33,325)
Change in market value of
  foreign exchange contracts                      1,323       2,457           2,130       4,286
-----------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                       $(41,092)   $ (6,232)       $(71,044)   $(29,039)
===============================================================================================
Loss per share under
  U.S. GAAP                                    $  (0.30)   $  (0.05)       $  (0.53)   $  (0.26)
===============================================================================================

The effects on the consolidated balance sheet of the above differences would have been as follows:

-----------------------------------------------------------------------------------------------
                                                September 30, 1996          December 31, 1996
thousands of U.S. dollars                   Canadian GAAP  U.S. GAAP     Canadian GAAP U.S. GAAP
-----------------------------------------------------------------------------------------------
Long-term investments and other assets         $ 41,741    $ 58,869        $ 56,956    $ 78,527
Mining properties                               441,385     507,864         318,219     306,819
Deferred income taxes                             8,166      50,197           8,096       8,096
Common shares                                   709,510     745,938         618,965     618,965
Deficit                                          93,178      95,225          15,109      18,706
Common shareholders' equity                     601,739     643,315         588,852     599,023
===============================================================================================

Under U.S. GAAP, the common share issuance for the acquisition of Santa Elina would not have been shown in the consolidated statement of cash flow as it was a non-cash transaction. Accordingly, common shares issued and the cost of the Santa Elina acquisition for the three and nine months ended September 30, 1996 would have been reduced by $86.1 million.

Under U.S. GAAP, the preferred stock conversions to common shares would not have been shown in the consolidated statement of cash flow as they were non-cash transactions. Accordingly, preferred share conversions and common share issues for the three and nine months ended September 30, 1995 would have been reduced by $73.1 million.

The U.S. Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" is applicable for fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. The company has determined that it will elect to continue to follow APB No. 25 and related Interpretations in accounting for its employee and director stock options in financial information prepared in conformity with U.S. GAAP.

Effective January 1, 1996, for the purpose of preparing U.S. GAAP financial information, the company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)


Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Implementation of Statement No. 121 had no effect on the U.S. GAAP financial information of the company.

12.  HEDGING ACTIVITIES AND COMMITMENTS

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

The gold- and silver-related instruments used in these transactions include commodity loans, fixed-forward and spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the company's future production will satisfy these loans and other delivery commitments. The company also engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The company also engages in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs.

a)    Gold and silver commitments
As of September 30, 1996, the company's gold and silver commitments were as follows:
-------------------------------------------------------------------

                                                           Average
                                 Price of        Gold     Price of
                     Forward      Forward       Loans        Loans
                       Sales        Sales   and Swaps    and Swaps
                     (ounces)  (per ounce)    (ounces)  (per ounce)
-------------------------------------------------------------------
Gold
----
Balance of 1996           --       $   --      71,455       $  391
1997 /(1)/            69,333          422     245,568          382
1998                 154,000          456      29,756          360
1999                 290,667          498      15,367          374
2000                  70,000          503      12,031          388
2001 and beyond       70,000          548       6,563          388
-------------------------------------------------------------------
                     654,000        $ 486     380,740         $382
===================================================================
Silver
------
Balance of 1996      550,000        $6.13
1997               2,600,000         5.96
1998               3,100,000         6.46
1999               2,800,000         6.47
-------------------------------------------
                   9,050,000        $6.30
===========================================

/(1)/ The gold commitment for 1997 include spot-deferred contracts for which the price per ounce is estimated based on expected delivery dates and estimated interest rates.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)


The company's option position as of September 30, 1996 was as follows:

--------------------------------------------------------------------------------
                              Put Options Purchased            Call Options Sold
                              ---------------------       ----------------------
                                       Strike Price                 Strike Price
                             Ounces       per Ounce        Ounces      per Ounce
--------------------------------------------------------------------------------

Silver
------
Balance of 1996                  --          $   --       360,000         $ 6.43
1997                      1,440,000            5.40     1,440,000           6.43
--------------------------------------------------------------------------------
                          1,440,000          $ 5.40     1,800,000         $ 6.43
================================================================================

b)  Currency position
The company's obligations to purchase Canadian dollars as of September 30, 1996 were as follows:
--------------------------------------------------------------------------------
                                           Canadian                Exchange Rate
                                            Dollars              (C$ to US$1.00)
--------------------------------------------------------------------------------
Balance of 1996                        $  9,300,000                         1.44
1997                                     25,200,000                         1.49
1998                                     25,200,000                         1.52
1999                                     25,200,000                         1.56
2000                                     25,200,000                         1.59
--------------------------------------------------------------------------------
                                       $110,100,000                         1.53
================================================================================

c)  Crude oil position
The company's swap contracts and forward purchase commitments as of September 30, 1996 were as follows:
--------------------------------------------------------------------------------
                                         Barrels of
                                          Crude Oil                    Price per
                                          Purchased                       Barrel
--------------------------------------------------------------------------------
Balance of 1996                              60,000                       $18.40
1997                                        397,000                        17.96
1998                                        390,000                        17.57
1999                                         20,000                        17.63
--------------------------------------------------------------------------------
                                            867,000                       $17.81
================================================================================

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

                             ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)

Shown below are the carrying amounts, estimated fair values, and unrealized gains or losses on the company's hedging positions at September 30, 1996 and December 31, 1995.

----------------------------------------------------------------------
                                    Carrying    Estimated  Unrealized
thousands of U.S. dollars             Amount   Fair Value  Gain (Loss)
----------------------------------------------------------------------
September 30, 1996
------------------
Gold swaps                          $100,351      $97,351     $ 3,000
Gold loan                             16,656       16,656          --
Off balance sheet instruments:
  Gold forward sales                      --                   42,100
  Silver forward sales                    --                    8,900
  Silver options-puts                  1,386                     (100)
                -calls                (1,008)                     900
  Foreign currency contracts              --                    9,900
  Crude oil contracts                     --                    2,100
----------------------------------------------------------------------
                                                              $66,800
======================================================================

----------------------------------------------------------------------
                                    Carrying    Estimated  Unrealized
thousands of U.S. dollars             Amount   Fair Value  Gain (Loss)
----------------------------------------------------------------------
December 31, 1995
-----------------
Gold swaps                          $101,408      $97,880     $ 3,600
Gold loan                             23,279       23,279          --
Off balance sheet instruments:
  Gold forward sales                      --                   34,900
  Silver forward sales                    --                    6,400
  Gold and silver options                378                    1,100
  Foreign currency contracts              --                    7,800
  Crude oil contracts                     --                     (300)
----------------------------------------------------------------------
                                                              $53,500
======================================================================

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

Hedging gains and losses represent the differences between spot or market prices and realized amounts. Shown below are the hedging gains and losses recognized in earnings.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                (U.S. dollars)

 ----------------------------------------------------------------------------------
                                            Three months ended    Nine months ended
Gains (losses) in thousands                       September 30         September 30
of U.S. dollars                                1996       1995      1996       1995
-----------------------------------------------------------------------------------
Revenue:
  Gold loans                                 $  (83)    $ (246)    $ (764)   $ (448)
  Gold forward sales                          1,064        650      1,541     2,042
  Silver forward sales                          436        274      1,206     1,502
  Gold and silver options                       644        359        534       325
Operating expenses:
  Foreign currency contracts                    330        331      1,007       519
  Crude oil contracts                           295         11        690       265
Dividends on preferred stock of
 subsidiary:
  Interest rate swap                             --        (90)        --      (471)
-----------------------------------------------------------------------------------
                                             $2,686     $1,289     $4,214    $3,734
===================================================================================

13. CONTINGENCIES
a)  Alaska-Juneau
In December 1994, the U.S. Environmental Protection Agency (EPA) issued a Technical Assistance Report, concluding that this development project as configured in the May 1992 Final Environmental Impact Statement would be likely to violate water quality and other environmental standards. In 1996, the company's reapplication of permits included a new project description with an alternative of submarine tailings disposal, which would require a change in EPA regulations. For that purpose, the EPA has instituted rulemaking procedures to enable it to consider submarine tailings disposal. To review that proposal and other options that could enable the Alaska-Juneau project to proceed, the EPA will prepare a Supplemental Environmental Impact Statement (SEIS) expected to be completed in 1997. The company's revised feasibility study, currently underway, is addressing the submarine tailings disposal method under consideration by the EPA. The recoverability of the company's $57.1 million investment in Alaska-Juneau is dependent on receipt of all necessary permits and the company's ability to attain profitable production from the property or from alternative courses of action that the company may pursue.

b)  Summa
In 1995, Summa Corporation commenced in Nevada state court a lawsuit against the company and the predecessor owner of the McCoy/Cove and Manhattan mines, claiming improper deductions in calculation of royalties payable over several years from production at McCoy/Cove and the former Manhattan mine. Summa Corporation filed a motion for summary judgment which sought $10.3 million for allegedly underpaid royalties plus interest. The court denied Summa's motion. The case is scheduled for trial in February 1997. The company has accrued $1.5 million related to the Summa litigation, including $1.3 million in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                               September 30, 1996
                                 (U.S. dollars)

FINANCIAL CONDITION
Working capital provided from operations was $26.8 million for the first nine months of 1996 compared to $48.7 million in the first nine months of 1995. The 1996 results reflect increased operating costs per ounce ($10.6 million), lower precious metal sales ($5.8 million reduced cash margin), increased net interest expense ($5.8 million) and increased cash exploration expense ($3.1 million), partially offset by the elimination of preferred share dividends ($8.0 million) and higher gold and silver prices realized ($3.3 million). Working capital from operations has been reduced by cash exploration and development property expenses of $42.4 million in 1996 and $41.7 million in 1995, most of which represent discretionary investments for the future.

The increase in cash invested in working capital related to operations was $11.6 million in the first nine months of 1996. The primary use of the cash invested in working capital was the payment of December 1995 common share dividends in January 1996 ($4.9 million), an increase in in-process inventories ($3.8 million) primarily at the McCoy/Cove mine and an increase in material and supplies inventory ($2.9 million) primarily related to the annual resupply of diesel fuel, bulk materials and other inventory items at the Lupin mine in the Northwest Territories of Canada.

In the first nine months of 1996, the company borrowed $34.7 million in a currency loan, had gold loan repayments of $8.9 million, paid common share dividends of $4.9 million and issued 0.6 million shares of common stock on the exercise of stock options, for proceeds of $4.7 million.

In connection with the Santa Elina acquisition, the company issued common shares of $85.8 million net of issuance costs of $0.3 million and acquired net assets valued at $91.1 million

In addition to the Santa Elina acquisition, the company invested $75.5 million in mining properties, plant and equipment and $7.3 million in long-term investments in the first nine months of 1996. The company received $5.6 million on the sale of a common share investment.

For the remainder of 1996, the company expects to incur $16 million in cash exploration and development properties expenses; $17 million of capitalized acquisition, exploration and development costs at development properties including Kingking, Chapada, Ulu, Paredones Amarillos and Aquarius; and $13 million of capital and deferred mining expenditures at operating properties, including construction of a mill at Round Mountain.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1996
                                (U.S. dollars)


The company expects to fund these expenditures from working capital provided by operations and existing working capital. The company has adequate financial resources and liquidity to pursue additional acquisition, investment, exploration and development programs. Working capital from operations was $26.8 million in the first nine months of 1996 after incurring cash exploration and development costs of $42.4 million. In addition, the company has $145.0 million in cash and cash equivalents, and $111.3 million in established unutilized credit facilities at September 30, 1996.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

FINANCIAL REVIEW
Three month results
The company reported a net loss of $42.4 million ($0.31 per share) in the third quarter of 1996, compared to a net loss of $8.7 million ($0.08 per share) in the third quarter of 1995. The increase in 1996 from 1995 reflects the provision for McCoy/Cove pit wall stabilization ($30.0 million) (see note 10 to the interim consolidated financial statements), higher cash operating costs per ounce ($5.2 million) and increased interest expense ($2.6 million), partially offset by the elimination of preferred share dividends ($2.6 million).

Gold production increased 6% to 218,043 ounces in the third quarter of 1996 compared to 205,119 ounces in the third quarter of 1995. Increased production was due to increased tons leached at the Round Mountain mine and was due to higher grade and recoveries at the Kettle River mine. These increases were partially offset by decreased production due to lower grades at McCoy/Cove and reduced tons milled at the Lupin mine. Silver production decreased 39% to 2.1 million ounces in 1996 from 3.4 million ounces in 1995, a result of lower grade at McCoy/Cove. Quarterly revenues were $94.9 million in 1996 and $93.5 million in 1995.

Cash operating costs were $243 per ounce of gold in the third quarter of 1996, versus $215 in 1995, reflecting the lower grades processed.

Nine month results
The company reported a net loss of $73.2 million ($0.55 per share) in the first nine months of 1996, compared to a net loss of $33.3 million ($0.29 per share) in the first nine months of 1995. The increase in 1996 from 1995 reflects the provision for McCoy/Cove pit wall stabilization ($30.0 million), higher cash operating costs per ounce ($10.6 million), increased exploration expense ($4.7 million) and lower precious metals sales ($4.6 million decreased earnings margin) partially offset by the elimination of preferred stock dividends ($8.0 million).

Gold production increased 2% to 584,890 ounces in the first nine months of 1996 compared to 571,052 ounces in the first nine months of 1995. Increased production at Round Mountain (increased tons leached), Lupin (increased tons milled) and Kettle River (higher grades) was partially offset by lower production due to decreasing grade at McCoy/Cove. Silver production decreased 48% to 4.9 million ounces in 1996 from 9.5 million ounces in 1995, a result of lower grade and recovery at McCoy/Cove. Revenues were $257.8 million in the first nine months of 1996 compared to $268.3 million in the first nine months of 1995.

Cash operating costs were higher, $247 per ounce of gold in the first nine months of 1996 versus $229 per ounce of gold in the first nine months of 1995, primarily due to lower grades mined at three of the company's four mines resulting in lower recoveries, and fewer gold and silver ounces produced at McCoy/Cove.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below:

--------------------------------------------------------------------------------------------
                                             Three months ended         Nine months ended
                                                September 30              September 30
REVENUE DATA                                1996         1995           1996         1995
--------------------------------------------------------------------------------------------
Gold
----
  Ounces sold                              217,686        188,874       589,759      557,144
  Average price realized/ounce            $    390       $    387      $    393     $    388
  Average market price/ounce              $    385       $    384      $    392     $    384
  Revenue (millions of U.S. $)            $   84.9       $   73.2      $  231.5     $  216.2
  Percentage of total revenue                   89%            78%           90%          81%
Silver
-----
  Ounces sold (millions)                       1.8            3.7           4.7          9.7
  Average price realized/ounce            $   5.29       $   5.62      $   5.53     $   5.40
  Average market price/ounce              $   5.06       $   5.34      $   5.33     $   5.17
  Revenue (millions of U.S. $)            $   10.0       $   20.3      $   26.3     $   52.1
  Percentage of total revenue                   11%            22%           10%          19%
---------------------------------------------------------------------------------------------
Total revenue (millions of
  U.S. dollars)                           $   94.9       $   93.5      $  257.8     $  268.3
=============================================================================================

The effects of changes in sales volume and prices were:

--------------------------------------------------------------------------------------------
REVENUE VARIANCE ANALYSIS             Three months ended     Nine months ended
1996 VS. 1995                               September 30          September 30
--------------------------------------------------------------------------------------------
Higher (lower) prices:
  Gold                                        $    0.6           $    2.7
  Silver                                          (0.6)               0.6
Change in volume                                   1.4              (13.8)
--------------------------------------------------------------------------------------------
Increase (decrease) in revenue                $    1.4           $  (10.5)
============================================================================================

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

Production Costs
Production cost data per ounce of gold is set out below:

--------------------------------------------------------------------------------------------
                                              Three months ended           Nine months ended
PRODUCTION COSTS PER                                September 30                September 30
OUNCE OF GOLD PRODUCED                        1996          1995           1996         1995
--------------------------------------------------------------------------------------------
Direct mining expense                     $    235       $   214       $    261     $    226
  Deferred stripping and mine
    development costs                            8             6             (9)           4
  Inventory movements and other                 --            (5)            (5)          (1)
--------------------------------------------------------------------------------------------
Cash operating costs                           243           215            247          229
  Royalties                                     12             9             11            9
  Production taxes                               1             5              3            6
--------------------------------------------------------------------------------------------
Total cash costs                               256           229            261          244
  Depreciation                                  58            54             65           59
  Amortization                                  34            37             33           37
  Reclamation                                    8             6              7            5
--------------------------------------------------------------------------------------------
Total production costs                    $    356       $   326       $    366     $    345
============================================================================================

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

Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. The cash operating costs were $243 per ounce of gold in the third quarter of 1996, and $215 in 1995. See "Operations Review".

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------
                                           Three months ended       Nine months ended
thousands of U.S. dollars,                       September 30            September 30
except per ounce amounts                      1996       1995        1996        1995
-------------------------------------------------------------------------------------
Operating costs per
  financial statements                    $ 57,940   $ 51,840    $160,464    $157,649
Change in finished goods
  inventory and other                        1,616      1,771       1,411         580
Co-product cost of silver
  produced                                  (6,572)    (9,466)    (17,407)    (27,544)
-------------------------------------------------------------------------------------
Cash operating costs                      $ 52,984   $ 44,146    $144,468    $130,685
=====================================================================================
Gold ounces produced                       218,043    205,119     584,890     571,052
Cash operating costs per ounce            $    243   $    215    $    247    $    229

Royalties vary with the quantity of gold and silver produced, the mix of production from the company's four mines and market prices. The increase in the third quarter of 1996 compared to the third quarter of 1995 is due to an increased percentage of total production coming from the Round Mountain and Kettle River mines which have higher royalties, and a decreased percentage of total production coming from the Lupin mine which has no royalty.

Production taxes decreased in the third quarter of 1996 compared to the third quarter of 1995 due to reduced net profits at the McCoy/Cove mine on which production taxes are calculated.

Amortization varies with the quantity of gold and silver sold and the mix of production at the four mines. The decrease in amortization in the third quarter of 1996 versus 1995 is primarily due to the lower gold and silver production at the McCoy/Cove mine in the third quarter of 1996.

Development properties expense decreased in the third quarter of 1996 compared to the third quarter of 1995 due to a reduction in activity and personnel at the Alaska-Juneau development project while awaiting completion of the Supplemental Environmental Impact Statement by the Environmental Protection Agency.

Net interest expense was $1.2 million for the third quarter of 1996 compared to net interest income of $1.3 million for the third quarter of 1995, primarily due to a decrease in cash on hand and an increase in gold and other financings.

Preferred stock dividends are nil in the third quarter of 1996 compared to $2.6 million in the third quarter of 1995 due to the conversion or redemption of all the outstanding preferred shares in the third and fourth quarters of 1995.

The provision for McCoy/Cove pit wall stabilization in the third quarter of 1996 represents the estimated costs to remove up to 30 million tons of waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada. The estimate of the provision is based on a preliminary evaluation of the

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

total tons to be removed and the associated costs, both of which will be further refined as McCoy/Cove completes its stabilization plan.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

OPERATIONS REVIEW
Operating data by mine is set out in the table below:

-------------------------------------------------------------------------
                                 Three months ended     Nine months ended
                                       September 30          September 30
OPERATING DATA BY MINE              1996       1995       1996       1995
-------------------------------------------------------------------------
Gold production (ounces)
------------------------
  (a)  McCoy/Cove                 85,754     92,002    204,218    251,743
  (b)  Round Mountain (50%)       59,415     41,236    156,748    127,453
  (c)  Lupin                      41,295     45,133    129,853    118,017
  (d)  Kettle River               31,579     26,748     94,071     73,839
-------------------------------------------------------------------------
Total gold                       218,043    205,119    584,890    571,052
=========================================================================

Silver production (ounces)
--------------------------
  (a)  McCoy/Cove              2,092,987  3,404,998  4,917,206  9,465,141
-------------------------------------------------------------------------
Total silver                   2,092,987  3,404,998  4,917,206  9,465,141
=========================================================================

Gold production increased 6% to 218,043 ounces in the third quarter of 1996 from 205,119 ounces in the third quarter of 1995, reflecting an accelerated loading of ore and a shortened leach cycle on the reusable pad and an increase in tons loaded on the dedicated pad at Round Mountain, increased production from Kettle River's higher grade Lamefoot deposit, offset partially by a decrease in grade at Lupin, and a decrease in grade and recovery rates at McCoy/Cove. Silver production decreased 39% to 2.1 million ounces in the third quarter of 1996 from
3.4 million ounces in the third quarter of 1995, reflecting lower grades and recovery rates at McCoy/Cove. For the full year 1996, the gold production target remains at 725,000 to 750,000 ounces and the silver production target is approximately 7.0 million ounces.

-------------------------------------------------------------------------
                                 Three months ended     Nine months ended
                                       September 30          September 30
OPERATING DATA BY MINE              1996       1995         1996     1995
-------------------------------------------------------------------------
Cash operating costs
--------------------
  (per ounce of gold)
  ------------------
    (a)  McCoy/Cove                $ 239      $ 200      $ 263      $ 215
    (b)  Round Mountain (50%)        228        194        215        191
    (c)  Lupin                       310        280        287        305
    (d)  Kettle River                201        217        196        243
-------------------------------------------------------------------------
Company Average                    $ 243      $ 215      $ 247      $ 229
=========================================================================

Cash operating costs were $243 per ounce of gold in the third quarter of 1996, compared to $215 in the third quarter of 1995. Consolidated cash operating costs are targeted at $245 to $255 per ounce of gold produced for the full year 1996.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)


(a)  McCoy/Cove, Nevada (100% owned)

----------------------------------------------------------------------------------------------------------------
                                                   Three months ended                         Nine months ended
                                                         September 30                              September 30
OPERATING DATA                                  1996             1995                      1996            1995
----------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
  Milled                                      66,256           77,724                   155,397         205,258
  Heap leached                                19,498           14,278                    48,821          46,485
                                          ----------       ----------                ----------      ----------
  Total gold                                  85,754           92,002                   204,218         251,743
Silver produced (ounces):
  Milled                                   1,965,862        3,195,711                 4,533,767       8,763,326
  Heap leached                               127,125          209,287                   383,439         701,815
                                          ----------       ----------                ----------      ----------
  Total silver                             2,092,987        3,404,998                 4,917,206       9,465,141
Ore and waste mined
 (million tons)                                 16.1             15.3                      48.8            48.2
Mining cost/ton of ore and
 waste                                    $     0.70       $     0.67                $     0.70      $     0.66
Milling cost/ton of ore                   $     9.60       $    11.57                $     9.76      $    11.24
Heap leaching cost/ton of
 ore                                      $     1.35       $     2.38                $     1.64      $     2.37
Production cost per ounce
 of gold produced:
  Direct mining expense                   $      238       $      176                $      291      $      196
  Deferred stripping cost                          6               28                       (20)             21
  Inventory movements and other                   (5)              (4)                       (8)             (2)
                                          ----------       ----------                ----------      ----------
    Cash operating cost                          239              200                       263             215
  Royalties                                        5                6                         5               6
  Production taxes                                --                8                         3               9
                                          ----------       ----------                ----------      ----------
    Total cash cost                              244              214                       271             230
  Depreciation                                    58               42                        72              49
  Amortization                                    46               45                        46              46
  Reclamation                                     10                5                         8              (5)
                                          ----------       ----------                ----------      ----------
    Total production costs                $      358       $      306                $      397      $      330
                                          ----------       ----------                ----------      ----------
Average gold-to-silver price ratio            76.0:1           71.9:1                    74.2:1          74.0:1
Milled:
  Ore processed (tons/day)                    10,008            7,117                     8,756           7,183
  Gold grade (ounce/ton)                       0.080            0.137                     0.097           0.123
  Silver grade (ounce/ton)                      3.30             6.28                      3.41            5.61
  Gold recovery rate (%)                        80.4             86.1                      80.9            84.2
  Silver recovery rate (%)                      73.7             75.9                      73.5            78.5
Heap leached:
  Ore processed (tons/day)                    22,393           11,070                    16,570          12,019
  Gold grade (ounce/ton)                       0.015            0.016                     0.019           0.021
  Silver grade (ounce/ton)                      0.23             0.52                      0.30            0.65
  Recovery rates /(2)/
===============================================================================================================

/(1)/ TO CONVERT COSTS PER OUNCE OF GOLD INTO COMPARABLE COSTS PER OUNCE OF CO-PRODUCT SILVER, DIVIDE THE PRODUCTION COST PER OUNCE OF GOLD BY THE PERIOD'S AVERAGE GOLD-TO-SILVER PRICE RATIO.

/(2)/ RECOVERY RATES ON DEDICATED PADS CAN ONLY BE ESTIMATED, AS ACTUAL RECOVERIES WILL NOT BE KNOWN UNTIL LEACHING IS COMPLETE. AT THE MCCOY/COVE MINE, THE GOLD RECOVERY RATE IS ESTIMATED AT 68% FOR CRUSHED ORE AND 48% FOR UNCRUSHED, RUN-OF-MINE ORE, WHILE THE SILVER RECOVERY RATE IS ESTIMATED AT 30% FOR CRUSHED ORE AND 10% FOR UNCRUSHED, RUN-OF-MINE.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)


At McCoy/Cove, the company's largest producer, 85,754 ounces of gold were produced during the third quarter of 1996, down 7% from 92,002 ounces in the third quarter of 1995. In compensation for lower ore grades at deeper levels of the mine, significantly more tons of ore are being processed both in the mill and on the heap leach pads. The average grade milled during the third quarter of 1996 was 42% lower than in the third quarter of 1995 (0.080 versus 0.137 ounces per ton), and the average grade heap leached was 6% lower (0.015 versus
0.016 ounces per ton).

During the third quarter of 1996, 41% more tons were milled compared to the third quarter of 1995 (10,008 versus 7,117 tons per day). The increase in the tons milled resulted from the first full quarter utilizing the increased capacity afforded by the mill expansion, which was completed in April. The mill expansion not only provides additional capacity but also improves recoveries through additional retention time.

The amount of ore placed under heap leach doubled, to 22,393 tons per day in the third quarter of 1996 from 11,070 tons per day in the third quarter of 1995, with the additional volume coming from run of mine (uncrushed) ores placed under leach. Heap leaching accounted for 23% of the gold and 6% of the silver produced during the third quarter of 1996.

Silver production was 2,092,987 ounces in the third quarter of 1996, compared with 3,404,998 ounces in the third quarter of 1995. Silver grades were also down 47% in the third quarter of 1996 compared to the third quarter of 1995 (3.30 versus 6.28 ounces per ton).

Cash operating costs were $239 per ounce of gold produced in the third quarter of 1996, compared with $200 per ounce in the third quarter of 1995, reflecting the lower gold and silver grades.

Due to increased capacity, the 1996 full-year gold production at McCoy/Cove is currently expected to be only 15-20% less than in 1995.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

(b)  Round Mountain, Nevada (50% owned)

------------------------------------------------------------------------------------------------------------
                                                   Three months ended                     Nine months ended
                                                         September 30                          September 30
OPERATING DATA                                   1996            1995                 1996             1995
------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
  Reusable heap leach pad (50%)                32,251          22,132               90,643           71,193
   Dedicated heap leach pad (50%)              24,681          15,938               61,365           50,700

  Other                                         2,483           3,166                4,740            5,560
                                             --------         -------             --------         --------
  Total (50%)                                  59,415          41,236              156,748          127,453
Ore and waste mined
 (million tons) (100%)                           12.1            15.3                 40.9             44.7
Mining cost/ton of ore and waste             $   0.79         $  0.67             $   0.71         $   0.60
Heap leaching cost/ton of ore                $   0.81         $  0.61             $   0.79         $   0.65
Production cost per ounce of
 gold produced:
  Direct mining expense                      $    208         $   246             $    224         $    216
  Deferred stripping costs                         15             (42)                   -              (23)
  Inventory movements and other                     5             (10)                  (9)              (2)
                                             --------         -------             --------         --------
   Cash operating cost                            228             194                  215              191
  Royalties                                        37              33                   32               30
  Production taxes                                  3               5                    4                5
                                             --------         -------             --------         --------
   Total cash cost                                268             232                  251              226
  Depreciation                                     47              67                   50               63
  Amortization                                     18              20                   18               20
  Reclamation                                       5               5                    5                5
                                             --------         -------             --------         --------
   Total production cost                     $    338         $   324             $    324         $    314
                                             --------         -------             --------         --------
Reusable heap leach pad:
  Ore processed (tons/day) (100%)              27,224          23,187               27,823           21,539
  Grade (ounce/ton)                             0.032           0.034                0.036            0.033
  Recovery rate (%)                              72.5            66.9                 68.1             72.9
Dedicated heap leach pad:
  Ore processed (tons/day (100%)              107,544          74,148               92,987           62,380
  Grade (ounce/ton)                             0.010           0.013                0.011            0.013
  Recovery rate /(1)/
============================================================================================================

/(1)/ RECOVERY RATES ON DEDICATED PADS CAN ONLY BE ESTIMATED, AS ACTUAL RECOVERIES WILL NOT BE KNOWN UNTIL LEACHING IS COMPLETE. AT THE ROUND MOUNTAIN MINE, THE GOLD RECOVERY RATE ON THE DEDICATED HEAP LEACH PAD IS ESTIMATED AT 50%.

At the 50% owned Round Mountain mine in Nevada, the company's portion of gold production increased 44% to 59,415 ounces in the third quarter of 1996 from 41,236 ounces in the third quarter of 1995. This increase came as a result of the accelerated loading of ore on both the dedicated and reusable pads. In the third quarter of 1996, loading continued to be high with a 17% increase on the reusable pad and a 45% increase on the dedicated pad compared to the third quarter of 1995.

During the third quarter of 1996, there was only a slight drop in the grade of the tons placed on the reusable pad compared to the third quarter of 1995 (0.032 versus 0.034 ounces per ton), with a 25% drop in the grade of the tons placed on the dedicated pad (0.010 versus 0.013 ounces per ton). Ore placed on the dedicated pad included ore that was previously leached on the reusable pad as well as low grade stockpiles.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

Cash operating costs were $228 per ounce in the third quarter of 1996, compared with $194 per ounce in the third quarter of 1995. Costs rose because of the lower grade of ore placed under leach and the higher cost of mining deeper in the pit, which was only partially offset by higher volume.

Round Mountain has increased its 1996 full-year production target to 10 - 15% more gold than produced in 1995.

Construction of a mill at Round Mountain continues on track. The 8,000 ton/day mill is slated to begin operations in late 1997 and will process large quantities of nonoxidized ore. More nonoxidized ore is being added to the stockpile each quarter in preparation for mill start up.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

(c)  Lupin, Northwest Territories (100% owned)

---------------------------------------------------------------------------------
                                       Three months ended       Nine months ended
                                             September 30            September 30
OPERATING DATA                           1996        1995        1996        1995
---------------------------------------------------------------------------------
Gold produced (ounces)                 41,295      45,133     129,853     118,017
Tons of ore mined and milled          192,449     182,940     592,836     502,517
Mining cost/ton of ore              C$  47.76   C$  46.26   C$  42.90   C$  47.08
Milling cost/ton of ore             C$  13.28   C$  12.61   C$  12.35   C$  12.77
Production cost per ounce of
 gold produced:
  Canadian dollars:
   Direct mining expense            C$    408   C$    392   C$    396   C$    441
   Deferred mine development cost   C$     13   C$    (16)  C$     (5)  C$    (26)
   Inventory movements and other    C$      3   C$      3   C$      1   C$      5
                                     --------    --------     -------    --------
     Cash operating cost            C$    424   C$    379   C$    392   C$    420
  U.S. dollars:
   Cash operating cost             US$    310  US$    280  US$    287  US$    305
   Royalties                               --          --          --          --
   Production taxes                        --          --          --          --
                                     --------    --------     -------    --------
    Total cash cost                       310         280         287         305
   Depreciation                            71          65          68          74
   Amortization                            18          20          18          20
   Reclamation                              8           7           8           7
                                     --------    --------     -------    --------
    Total production cost           US$   407  US$    372  US$    381  US$    406
                                     --------    --------     -------    --------
Milled:
  Ore processed (tons/day)              2,115       2,010       2,172       1,841
  Grade (ounce/ton)                     0.231       0.267       0.237       0.254
  Recovery rate (%)                      92.9        92.5        92.5        92.5
=================================================================================

Production at Lupin, located in the Northwest Territories, was 41,295 ounces in the third quarter of 1996, down 9% from 45,133 ounces in the third quarter of 1995. Mining at depth in the Centre Zone and East Zone of the ore body was slowed by the necessity of more ground support, resulting in reduced tonnage sent to the mill from levels in 1995. The slower mining rate has resulted in a reduction of Lupin's 1996 full-year production target to the same level as in 1995.

Ore grades are also lower at depth. The average grade milled in the third quarter of 1996 was 0.231 ounces per ton versus 0.267 in the third quarter of 1995.

Cash operating costs increased to $310 per ounce in the third quarter of 1996 from $280 in the third quarter of 1995, reflecting the reduced mining rate and fewer ounces produced.

To facilitate the mining of the Ulu deposit as satellite feed for Lupin, the company signed an agreement with the Kitikmeot Inuit Association to provide education, employment, job training and business opportunities for the area Inuit communities. The portal has been collared at Ulu, and a ramp is being driven into the mineralization. Ore grade material is expected to be reached early in 1997 and trucked to Lupin beginning in 1998.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

(d)  Kettle River, Washington  (100% owned)

--------------------------------------------------------------------------
                                   Three months ended    Nine months ended
                                         September 30         September 30
OPERATING DATA                         1996      1995       1996      1995
--------------------------------------------------------------------------
Gold produced (ounces)               31,579    26,748     94,071    73,839
Tons of ore mined and milled        148,406   149,171    430,256   414,432
Mining cost/ton of ore             $  19.24  $  21.20   $  21.25  $  23.41
Milling cost/ton of ore            $  12.93  $  12.34   $  12.48  $  12.74
Production cost per ounce
 of gold produced:
  Direct mining expense            $    194  $    235   $    192  $    250
  Inventory movements and other           7       (18)         4        (7)
                                   --------  --------   --------  --------
   Cash operating cost                  201       217        196       243
  Royalties                               8         9          9         9
  Production taxes                        2         2          2         2
                                   --------  --------   --------  --------
   Total cash cost                      211       228        207       254
  Depreciation                           58        70         59        76
  Amortization                           45        45         45        45
  Reclamation                             8         7          8         7
                                   --------  --------   --------  --------
   Total production cost           $    322  $    350   $    319  $    382
                                   --------  --------   --------  --------
Milled:
  Ore processed (tons/day             1,631     1,639      1,576     1,518
  Grade (ounce/ton)                   0.244     0.205      0.253     0.204
  Recovery rate (%)                    87.1      87.7       86.3      87.5
==========================================================================

At the Kettle River mine in Washington State, gold production increased 18% to 31,579 ounces in the third quarter of 1996 from 26,748 ounces in the third quarter of 1995. Cash operating costs were $201 per ounce in the third quarter of 1996, down from $217 per ounce in the third quarter of 1995. This improvement resulted from treating ores with 19% higher grades, 0.244 ounces per ton in the third quarter of 1996 compared with 0.205 ounces per ton in the third quarter of 1995.

At the end of the third quarter of 1996, the mill increased operations from five to seven days a week, maximizing mill capacity at 2,000 tons per day. The increased production capacity will offset the lower ore grades planned for processing later in 1996 and into 1997.

Underground development of the K-2 deposit is being completed. The underground work indicates that ore grades and widths are similar to those indicated by earlier exploration drilling from the surface. Possible extensions of the deposit still need to be investigated.

The full-year 1996 production target for Kettle River remains approximately 20% more gold than in 1995.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

RECENT DEVELOPMENTS
Development Properties
The company is advancing a number of projects from exploration through feasibility and development to construction. Detailed feasibility studies, on which construction decisions will be based, are well underway at Aquarius in Canada, Paredone Amarillos in Mexico, A-J in Alaska and Chapada in Brazil. Three initial feasibility studies, those studies that determine whether or not to advance the project for further development, are also moving forward at Kingking in the Philippines and Fazenda Nova and Sao Francisco in Brazil.

For the first nine months of 1996, in connection with activities to advance its exploration and development prospects, the company charged $49.1 million (including $17.1 million in the third quarter) against current earnings and capitalized another $38.0 million (including $19.0 million in the third quarter).

The company's exploration and development properties represent opportunities for future growth. These opportunities come to the company through acquisition and as the result of the company's program of strategic alliances with smaller, entrepreneurial exploration companies. These alliances have allowed the company to expand its search for gold from North America throughout the world. Highlights of these programs are outlined below:

 .    At the 100% owned Aquarius gold property in the Timmins mining district of
     Ontario, Canada, the 1996 drill program of 43,500 meters (138,000 feet) was completed in August. Extensive hydrological studies and other process optimizations are nearing completion. The detailed feasibility study is scheduled to be completed by year end 1996. A construction decision could be made in early 1997 and production could begin as early as 1999.

 .    At the 60% owned Paredones Amarillos gold project in Baja California Sur,
     Mexico, the 1996 in-fill drilling program was completed early in the third quarter of 1996 with a total of 18,000 meters (59,000 feet) drilled. These drill results are being incorporated into the global resource evaluation. An increase is anticipated in the number of minable ounces of gold due to an increase in the tons of ore outlined by the drilling program. Other work is being completed, including water source studies, in support of a detailed feasibility study anticipated for completion by year end 1996. If a positive construction decision is made in early 1997, production could start as early as the fourth quarter of 1998.

 .    Seven drill rigs are at work at the 41.5% owned Chapada copper-gold deposit in Brazil. The drill program was hampered early in the year by the unavailability of skilled crews and problems getting equipment into the country. Issues such as these continue to slow the program. Among the concerns being addressed in a detailed feasibility study, now scheduled for completion in the second quarter of 1997, is the high cost of transporting concentrates across most of Brazil to a deepwater port.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

 .    Echo Bay's initial feasibility study on the optioned Kingking copper-gold development property in the Philippines is currently expected to be completed in the second quarter of 1997. The slow start to the exploration drilling program has now been corrected and two more drills have been added, bringing the total to 10. These rigs are working towards completing 45,000 meters (150,000 feet) of drilling. Drilling to date, much of it focused on the eastern portion of the mineralized area outlined by Benguet Corporation, the property's current owner, indicates significantly more tons are being found at similar or slightly lower grades than those outlined by Benguet's earlier work. Additional drilling is continuing to the west in areas where there were preliminary indications of higher gold grades and lower cooper grades. Mapping and sampling is under way at two other targets, Binutaan and Diat.

 .    At the 100% owned Alaska-Juneau gold project in Alaska, a revised feasibility study is being prepared based on the significant additional information from a two-year underground, in-fill drilling program completed in 1995. Geological assessment of the drilling data was completed in the third quarter of 1996. Indications are that mining zones will be narrower than previously estimated leading to a reduced scale of operations and more costly mining methods.

     The revised feasibility study will incorporate a new mine plan and address the submarine tailings disposal method currently under consideration by the U.S. Environmental Protection Agency. The extent to which narrower mining widths, a smaller operation and required environmental changes would adversely affect the economics of the project is not yet clear. The revised feasibility study is expected to be completed at year's end.

     In September 1996, the Alaska Supreme Court ruled that the company's large mine permit was improperly issued by the City and Borough of Juneau (CBJ) for the procedural reason that by deferring approval of the tailings disposal system, the CBJ failed to consider the total impact of the project as required by the city's code. In as much as the originally proposed method of tailings disposal has been superseded by consideration of submarine tailings disposal, the company planned for a major amendment of the permit with attendant hearings and administrative consideration after completion of the Supplemental Environmental Impact Statement. Thus, the court decision, which did not involve a substantive review of the project, provides guidance on the correct procedure for the next consideration by the CBJ. The decision is not expected to delay the permitting schedule of the company.

     See also note 13a to the company's interim consolidated financial statements.

U.S. Mining Law Revision
The U.S. Congress recessed in October 1996 without any revision of federal mining law. What proposals may be introduced in the next Congress, which convenes in January 1997, and what, if

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1996
                                (U.S. dollars)

anything is enacted, are speculative and will be largely determined by the outcome of the congressional and presidential elections in November 1996. If proposals are introduced in the new Congress, its consideration probably will include issues of royalty, patenting, land use and environmental protection.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold, silver and copper prices, unanticipated grade, geological, metallurgical, processing or other problems, from those expected, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

                              ECHO BAY MINES LTD.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Alaska-Juneau
During 1994, the U.S. Attorney began an investigation of potential Clean Water Act violations. The investigation is to determine whether the company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. The outcome of this investigation is uncertain.

See also "Management's Discussion and Analysis - Recent Developments - Development Properties" for additional comments regarding Alaska-Juneau.

Summa
See note 13(b) to the interim consolidated financial statements.

Other
The company is also engaged in routine litigation incidental to its business.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27               Financial Data Schedule.

(b)  Reports on Form 8-K      Filed on July 31, 1996, related to the completion
                              of the aforementioned Santa Elina transaction.

                              Filed on August 5, 1996 amending the Form 8-K filed on July 31, 1996.

                              Filed on August 19, 1996 related to the provision for McCoy/Cove pit wall stabilization.

                              ECHO BAY MINES LTD.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ECHO BAY MINES LTD.
                                  ----------------------------------------------
                                  (Registrant)



October 30, 1996
---------------------------
Date



                                  /s/ G. Tywoniuk
                                  ----------------------------------------------
                                  G. TYWONIUK
                                  Vice President, Controller and
                                  Principal Accounting Officer