Form 10-K405
period 1996-12-31
ECHO BAY MINES LTD
filed 1997-02-14
CIK 722080

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended December 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number   1-8542

                             ECHO BAY MINES LTD.
           (Exact name of registrant as specified in its charter)

      Incorporated under the laws of Canada              None
       -------------------------------------      --------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)
     Suite 1000, 6400 S. Fiddlers Green Circle
             Englewood, CO                             80111-4957
      ---------------------------------------          ----------
     (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (303) 714-8600

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
       Title of each class                     on which registered
       -------------------                    ---------------------
     Common shares, no par value             American Stock Exchange

                            --------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X      No  _________

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting securities held by non-affiliates of the registrant at January 31, 1997 . . . . . . . . . . . . U.S.$897,111,531
                                                              ----------------
Number of common shares outstanding as of January 31, 1997  .  . . 139,357,131
                                                                   -----------
================================================================================

                               TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

   ITEMS 1 AND 2--BUSINESS AND PROPERTIES . . . . . . . . . . . . . . . . . . 1
     INTRODUCTION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     OPERATIONS SUMMARY   . . . . . . . . . . . . . . . . . . . . . . . . . . 2
       Gold and Silver Production   . . . . . . . . . . . . . . . . . . . . . 2
       Production Costs   . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     RESERVES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
       Change in Proven and Probable Reserves   . . . . . . . . . . . . . . . 4
     OTHER MINERALIZATION   . . . . . . . . . . . . . . . . . . . . . . . . . 4
     CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
       SECURITIES LITIGATION REFORM ACT OF 1995 . . . . . . . . . . . . . . . 6
     MCCOY/COVE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
       Geology and Ore Reserves   . . . . . . . . . . . . . . . . . . . . . . 8
       Mining and Processing  . . . . . . . . . . . . . . . . . . . . . . . . 8
     ROUND MOUNTAIN   . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
       Geology and Ore Reserves   . . . . . . . . . . . . . . . . . . . . . .11
       Mining and Processing  . . . . . . . . . . . . . . . . . . . . . . . .11
     LUPIN  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
       Geology and Ore Reserves   . . . . . . . . . . . . . . . . . . . . . .14
       Mining and Processing  . . . . . . . . . . . . . . . . . . . . . . . .14
       Supplies, Utilities and Transportation   . . . . . . . . . . . . . . .15
       Water Supply and Waste Disposal  . . . . . . . . . . . . . . . . . . .15
     KETTLE RIVER   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
       Geology and Ore Reserves   . . . . . . . . . . . . . . . . . . . . . .16
       Mining and Processing  . . . . . . . . . . . . . . . . . . . . . . . .17
       Lamefoot   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
       K-2 Project--Exploration and Development   . . . . . . . . . . . . . .17
     CONSTRUCTION PROGRAMS  . . . . . . . . . . . . . . . . . . . . . . . . .18
       Aquarius   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18
       Paredones Amarillos  . . . . . . . . . . . . . . . . . . . . . . . . .19
     DEVELOPMENT PROGRAMS   . . . . . . . . . . . . . . . . . . . . . . . . .21
       Kingking   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21
       Santa Elina  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22
     EXPLORATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23
     ALASKA-JUNEAU  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23
     SUNNYSIDE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
     OTHER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
       Precious Metal Sales and Hedging Activities  . . . . . . . . . . . . .24
       Government Regulation  . . . . . . . . . . . . . . . . . . . . . . . .25
       Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30
       Executive Officers of the Registrant   . . . . . . . . . . . . . . . .31
       Insurance and Mining Risks   . . . . . . . . . . . . . . . . . . . . .32
       Supplies, Utilities and Transportation   . . . . . . . . . . . . . . .32
       Waste Disposal   . . . . . . . . . . . . . . . . . . . . . . . . . . .32
       Royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32
       History of the Company   . . . . . . . . . . . . . . . . . . . . . . .33
     RISK FACTORS   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
       Mining and Processing  . . . . . . . . . . . . . . . . . . . . . . . .33
       Uncertainty of Reserve and Other Mineralization Estimates. . . . . . .34
       Gold and Silver Price Volatility   . . . . . . . . . . . . . . . . . .35
       Exploration and Development  . . . . . . . . . . . . . . . . . . . . .35

       Insurance and Mining Risks   . . . . . . . . . . . . . . . . . . . . .35
       Governmental Regulation  . . . . . . . . . . . . . . . . . . . . . . .36
       Risk of International Operations   . . . . . . . . . . . . . . . . . .36
       Title to Properties  . . . . . . . . . . . . . . . . . . . . . . . . .37
       Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .37
       Exchange Rates   . . . . . . . . . . . . . . . . . . . . . . . . . . .37
     GLOSSARY   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .37
     GOLD PRICES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .41
     SILVER PRICES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .41
     EXCHANGE RATES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .42
     CONVERSION TABLE   . . . . . . . . . . . . . . . . . . . . . . . . . . .42
     MINE PROCESSING  . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

   ITEM 3--LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . .45
     ALASKA-JUNEAU  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .45
     SUMMA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .45
     OTHER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .45

   ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . .45

                                   PART II

   ITEM 5--MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
             SHAREHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . .46
     MARKET INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . .46
     DIVIDENDS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .46
     CERTAIN TAX MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . .47
       United States Federal Income Tax Considerations  . . . . . . . . . . .47
       Canadian Federal Income Tax Considerations   . . . . . . . . . . . . .47

   ITEM 6--SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . .47

   ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . .49
     SUMMARY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .49
     RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . .49
     CAPITAL, EXPLORATION AND DEVELOPMENT SPENDING  . . . . . . . . . . . . .53
     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES   . . . . . . . . .53
     COMMITMENTS AND CONTINGENCIES  . . . . . . . . . . . . . . . . . . . . .54

   ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . .56
     INDEX TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . .56

   QUARTERLY FINANCIAL HIGHLIGHTS . . . . . . . . . . . . . . . . . . . . . .86

   ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . .86

                                   PART III

   ITEM 10--DIRECTORS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . .86

   ITEM 11--EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . .86

   ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . .86

   ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . .86

                                   PART IV

   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .87
   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .89

                                     PART I

                     ITEMS 1 AND 2--BUSINESS AND PROPERTIES

INTRODUCTION
In this report, the "company" refers to Echo Bay Mines Ltd. and its subsidiaries unless the context specifies otherwise. The company's financial statements are presented in accordance with generally accepted accounting principles in Canada. In this report, all dollar amounts are expressed in U.S. dollars unless specified otherwise.

The company is a major North American mining company which in recent years has broadened its interests to development properties located in Mexico, Brazil and the Philippines and exploration properties in North America, Central America, South America, West Africa and the Philippines. The company mines, processes and explores for gold. The company also produces a significant amount of silver at its McCoy/Cove mine in Nevada, and certain of its development properties include copper mineralization. The company's interest in operating properties is set out below. All are operated by the company.

                                                                                      PERCENTAGE
                                                                                       OWNERSHIP
MINE             LOCATION                                                               INTEREST
---------------------------------------------------------------------------------------------------
McCoy/Cove       Nevada, U.S.A.                                                             100%
Round Mountain   Nevada, U.S.A.                                                              50%
Lupin            Nunavut Settlement Area of the Northwest Territories, Canada               100%
Kettle River     Washington, U.S.A.                                                         100%
---------------------------------------------------------------------------------------------------

In January 1997, the company decided to bring two new gold mines into production, Aquarius in Canada and Paredones Amarillos in Mexico. The company expects to begin construction on both of these mines in 1997. See "Construction Programs--Aquarius" and "--Paredones Amarillos."

In 1996, the company produced a total of 768,919 ounces of gold at an average cash operating cost of $254 per ounce. 1996 silver production was 7,102,348 ounces. In 1996, the company reported a net loss of $176.7 million on revenues of $337.3 million, after expensing $63.6 million on exploration and development, a provision of $77.1 million on the company's Alaska-Juneau development property and a $30.0 million provision for pit wall stabilization at the company's McCoy/Cove mine. At December 31, 1996, the company had 8.6 million ounces of gold reserves and 53.9 million ounces of silver reserves.

For 1997, the company expects to produce from 700,000 to 725,000 ounces of gold and about 7.0 million ounces of silver at an average cash operating cost of $265 to $275 per ounce of gold. For a general identification of risk considerations involved in the company's business, see "Cautionary 'Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995" and "Risk Factors."

OPERATIONS SUMMARY
Gold and Silver Production
Gold and silver production for the last three years is provided below.

GOLD PRODUCTION (OUNCES)                              1996             1995             1994
----------------------------------------------------------------------------------------------
McCoy/Cove                                           271,731          310,016          359,360
Round Mountain (50%)                                 205,487          172,217          211,752
Lupin                                                166,791          172,110          180,052
Kettle River                                         124,910          100,419           66,782
----------------------------------------------------------------------------------------------
Total Gold                                           768,919          754,762          817,946
==============================================================================================
Percentage increase (decrease) from prior year          1.9%            (7.7%)           (6.4%)
==============================================================================================

SILVER PRODUCTION (OUNCES)                            1996            1995             1994
                                                   ---------      -----------       ----------
Total Silver--all from McCoy/Cove                  7,102,348       11,905,806       10,443,151
==============================================================================================
Percentage increase (decrease) from prior year         (40.3%)           14.0%           (16.1%)
==============================================================================================

Production Costs
Effective January 1, 1996, the company adopted the "Gold Institute Production Cost Standard" for reporting production costs on a per ounce basis. This standard defines cash operating costs as those costs directly associated with the mining and milling of gold and silver, adjusted for such items as changes in in-process inventories. Other cash costs, specifically royalties and production taxes, are defined as those costs resulting from, but not directly related to, the production of gold and silver. Non-cash costs are defined as costs accounted for ratably over the life of an operation, including depreciation, amortization, and reclamation costs.

Prior period per ounce costs have been restated to conform with the new standard.

PRODUCTION COSTS PER OUNCE OF GOLD PRODUCED                        1996               1995            1994
------------------------------------------------------------------------------------------------------------
Direct mining expense                                           $      262          $   231          $   202
  Deferred stripping and mine development costs                         (9)               1                4
  Inventory movements and other                                          1               (3 )              3
------------------------------------------------------------------------------------------------------------
Cash operating costs                                                   254              229              209
  Royalties                                                             11                9               10
  Production taxes                                                       3                5                7
------------------------------------------------------------------------------------------------------------
Total cash costs                                                       268              243              226
  Depreciation                                                          64               61               56
  Amortization                                                          34               36               33
  Reclamation and closure                                                7                6                5
------------------------------------------------------------------------------------------------------------
Total production costs                                          $      373          $   346          $   320
============================================================================================================
Percent increase from prior year                                      7.8%             8.1%             1.6%
============================================================================================================

CASH OPERATING COSTS PER OUNCE OF GOLD                                1996             1995             1994
------------------------------------------------------------------------------------------------------------
McCoy/Cove                                                      $      271          $   217          $   194
Round Mountain                                                         221              195              176
Lupin                                                                  299              296              274
Kettle River                                                           201              230              253
------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                           $      254          $   229          $   209
============================================================================================================
Percentage increase from prior year                                   10.9%             9.6%              --%
============================================================================================================

RESERVES
The following table presents ore reserves by property. These reserves were estimated by the company. A description of each mine follows the "Reserves" and "Other Mineralization" sections. See "Risk Factors" for a discussion of items which could affect the company's reserve estimates.

Ore Reserves(1)
(thousands, except average grades)
(proven and probable at December 31)

                                                                              1996          1995          1994
                                    -----------------------------------------------------------------------------
                                                   Average                  Contained     Contained    Contained
                                                     grade    Contained   ounces (the   ounces (the  ounces (the
                                                   (ounces       ounces     company's     company's    company's
                                        Tons      per ton)       (100%)        share)        share)       share)
                                    -----------------------------------------------------------------------------
GOLD
----
PRODUCING MINES:
  McCoy/Cove                          35,379         0.033        1,183         1,183         1,526        1,870
  Round Mountain                     476,509         0.019        9,050         4,525         5,000        3,900
  Lupin                                1,576         0.281          443           443           685          727
  Kettle River                         1,987         0.186          370           370           330          388
                                                                ------------------------------------------------
Total producing mines                                            11,046         6,521         7,541        6,885
                                                                ------------------------------------------------
DEVELOPMENT PROPERTIES:
  Aquarius                            21,730         0.059        1,277         1,277            --           --
  Paredones Amarillos                 39,954         0.032        1,292           775            --           --
  Alaska-Juneau(2)                        --            --           --            --         3,442        3,442
  Kensington(3)                           --            --           --            --            --          973
                                                                ------------------------------------------------
Total development properties                                      2,569         2,052         3,442        4,415
                                                                ------------------------------------------------
Total Gold                                                       13,615         8,573        10,983       11,300
                                                                ================================================

SILVER
------
McCoy/Cove                            35,379          1.52       53,858        53,858        62,913       82,724
                                                                ------------------------------------------------
Total Silver                                                     53,858        53,858        62,913       82,724
                                                                ================================================

(1) The definitions of proven and probable ore are those used in Canada by certain provincial securities regulatory authorities and are set forth in National Policy No. 2-A. The definitions are substantially the same as those applied in the United States by the Securities and Exchange Commission which are based on definitions used by the United States Bureau of Mines and the United States Geological Survey. See "Glossary--Ore Reserves".
(2) In 1996, the company decided not to proceed with development of its Alaska-Juneau project, wrote off its entire remaining investment in the project of $57.1 million and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. Alaska-Juneau's proven and probable reserves of 3.4 million ounces of gold were removed from the company's ore reserves as of December 31, 1996. See "Alaska-Juneau."
(3) The company sold its interest in the Kensington development property during 1995.

The company reports extractable (minable) ore reserves. Reserves do not reflect recovery losses in the milling or heap leaching processes, but do include allowance for dilution of ore in the mining process.

Ore reserves at December 31, 1996, 1995 and 1994 were estimated based on a gold price of $375 per ounce and a silver price of $5.00 per ounce.

Change in Proven and Probable Reserves
The reconciliation of the change in proven and probable reserves from December 31, 1995 to December 31, 1996 is as follows.

                                                                               (millions of ounces)
                                                                               Gold           Silver
-----------------------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 1995                              11.0             62.9
                                                                            -------------------------
  Extensions, discoveries and adjustments
    --   McCoy/Cove                                                             0.1              3.9
    --   Round Mountain                                                        (0.1)             --
    --   Lupin                                                                 (0.1)             --
    --   Kettle River                                                           0.1              --

  Development property additions
    --   Aquarius                                                               1.3              --
    --   Paredones Amarillos                                                    0.8              --

  Production(1)                                                                (1.1)            (12.9)
                                                                            -------------------------

Change in proven and probable reserves before write
  off of Alaska-Juneau                                                          1.0             (9.0)
                                                                            -------------------------

  Write off of Alaska-Juneau                                                   (3.4)             --
                                                                            -------------------------

Proven and probable reserves at December 31, 1996                               8.6             53.9
                                                                            =========================


(1) Production represents previously modeled, in-situ ounces mined during 1996; this amount does not reflect recovery losses from heap leaching and milling.

For further information on ore reserves for specific mines, see the mines' descriptions in "Business and Properties."

OTHER MINERALIZATION
The following table presents other mineralization by property. Other mineralization for producing mines and development properties is generally estimated by the company. Chapada's other mineralization was based on estimates prepared by Santa Elina Gold Corporation in December 1994. Kingking's other mineralization was based on estimates prepared by Benguet Corporation ("Benguet") and included in its March 1994 pre-definitive feasibility study. See "Development Programs--Santa Elina" and "--Kingking." The company acquired options on these properties in 1995 and is conducting its own advanced exploration and updated feasibility studies. The company expects to prepare its own estimates of ore reserves and other mineralization on completion of this work. The company's policy is to classify such estimates of mineralized material as other mineralization until its own estimates have been completed.

Other Mineralization(1)
(thousands, except average grades) (at December 31)

                                                              1996                     1995                      1994
                                 ------------------------------------------------------------------------------------
                                                 Tons      Average         Tons     Average         Tons      Average
                                    Tons         (the        grade         (the       grade         (the        grade
                                   (100%    company's      (ounces    company's     (ounces    company's      (ounces
                                  basis)       share)     per ton)       share)    per ton)       share)     per ton)
                                 ------------------------------------------------------------------------------------
GOLD
----
PRODUCING MINES:
McCoy/Cove                         1,473        1,473        0.029        6,767       0.036        4,786        0.015
Round Mountain                   105,915       52,958        0.015       36,340       0.021       19,219        0.022
Lupin (including Ulu)              3,365        3,365        0.310        3,640       0.300        1,703        0.265
Kettle River                         282          282        0.181        1,097       0.186        1,361        0.193
                                 ------------------------------------------------------------------------------------

                                 111,035       58,078        0.033       47,844       0.048       27,069        0.045
                                 ------------------------------------------------------------------------------------
DEVELOPMENT PROPERTIES(2):
Aquarius                              --           --           --       23,465       0.055           --           --
Paredones Amarillos                   --           --           --       16,275       0.040           --           --
Alaska-Juneau(3)                      --           --           --       30,086       0.052       33,865        0.046
Kensington(4)                         --           --           --           --          --        1,594        0.147
                                 ------------------------------------------------------------------------------------

                                      --           --           --       69,826       0.050       35,459        0.051
                                 ------------------------------------------------------------------------------------

DEVELOPMENT PROPERTIES UNDER OPTION (2):
Chapada (5)                      113,400       56,700        0.012       56,700       0.012           --           --
Kingking(6)                      225,000      168,750        0.017      168,750       0.017           --           --
                                 ------------------------------------------------------------------------------------

                                 338,400      225,450        0.016      225,450       0.016
                                 ------------------------------------------------------------------------------------

Total Gold                       449,435      283,528        0.019      343,120       0.027       62,528        0.048
                                 ====================================================================================

SILVER
------
PRODUCING MINES:
McCoy/Cove                         1,473        1,473         1.36        6,767        0.65        4,786         0.50
                                 ------------------------------------------------------------------------------------
Total Silver                       1,473        1,473         1.36        6,767        0.65        4,786         0.50
                                 =====================================================================================


                                                 Tons                      Tons                     Tons
                                    Tons         (the      Average         (the     Average         (the      Average
                                   (100%    company's        grade    company's       grade    company's        grade
                                  basis)       share)          (%)       share)         (%)       share)          (%)
                                 ------------------------------------------------------------------------------------
COPPER
------
DEVELOPMENT PROPERTIES UNDER OPTION (2):
Chapada(5)                       113,400       56,700        0.43%       56,700       0.43%           --           --
Kingking(6)                      225,000      168,750        0.47%      168,750       0.47%           --           --
                                 ------------------------------------------------------------------------------------
Total Copper                     338,400      225,450        0.46%      225,450       0.46%           --           --
                                 =====================================================================================

(1) Other mineralization has not been included in the proven and probable ore reserve estimates because even though enough drilling, trenching, and/or underground work indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially minable ore bodies until further drilling, metallurgical work, and other economic and technical feasibility factors based upon such work are resolved.
(2) The company's construction and production decision at its development properties is dependent on the issuance of appropriate permits and the ability of the company to obtain required financing. See "Development Programs."
(3) In 1996, the company decided not to proceed with development of its Alaska-Juneau project, wrote off its entire remaining investment in the project of $57.1 million and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. Alaska-Juneau's other mineralization of 30.1 million tons at an average grade of 0.052 ounces of gold per ton was removed from the company's ore reserves as of December 31, 1996. See "Alaska-Juneau."
(4) The company sold its interest in the Kensington development property during 1995.

(5) The company owns an option entitling it to acquire a 50% direct interest in Chapada from Santa Elina Gold Corporation. In addition, the company owned 7% of the common shares of Santa Elina at year end 1995 and 51% of the common shares at year end 1996, giving the company indirect Chapada interests of 6% and 42% respectively. Until a decision is made on exercising the option, the company will continue to show its Chapada interest at 50%. The other mineralization was based on a gold price of $400 per ounce and a copper price of $1.00 per pound.
(6) The company owns an option to acquire up to a 75% interest in Kingking through various foreign subsidiaries and alliances with Filipino associates. The other mineralization was based on a gold price of $340 per ounce and a copper price of $1.00 per pound.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold, silver and copper prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements. See "Risk Factors" for items which could affect forward-looking statements.

MCCOY/COVE
The McCoy/Cove property commenced production in April 1986 as an open pit heap leaching operation. The McCoy mine and surrounding property, which was purchased by the company in September 1986, is located in Lander County, Nevada, about 30 miles southwest of the town of Battle Mountain. The Cove deposit, located one mile northeast of the McCoy deposit, was discovered in early 1987. Open pit mining of the Cove deposit began in early 1988. A 7,500 ton per day mill, completed in July 1989, utilizes flotation and agitation leach circuits to recover gold and silver from sulfide ores not amenable to heap leaching and from high-grade oxide ore. The mill was expanded to 10,000 tons per day during 1996.

The McCoy/Cove property consists of approximately 2,560 unpatented claims covering approximately 44,989 acres of United States federal land administered by the Bureau of Land Management of the Department of the Interior. The company has completed all steps currently required under U.S. law to convert the land to patented status and has filed applications for patents. The patents have not been issued to date and are currently under audit. See "Other--Government Regulation".

The following table sets forth operating data for the McCoy/Cove operation from 1992 through 1996.

                                                1996           1995           1994            1993           1992
-----------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                       271,731        310,016        359,360     $   395,608        301,512
Silver produced (ounces)                   7,102,348     11,905,806     10,443,151     $12,454,338      7,921,496
Mining cost/ton of ore and waste           $    0.72     $     0.67      $    0.68     $      0.74     $     0.72
Heap leaching cost/ton of ore              $    1.68     $     2.32      $    1.09     $      1.29     $     1.31
Milling cost/ton of ore                    $    9.50     $    10.67      $   10.09     $      9.28     $    10.74
Production cost/ounce of gold
produced:
  Direct mining expense                    $     286     $      206      $     191     $       187     $      257
  Deferred stripping cost                        (16)            15              6               3            (24)
  Inventory movements and other                    1             (4)            (3)             --             (3)
                                         ------------------------------------------------------------------------
  Cash operating cost                            271            217            194             190            230
  Royalties                                        5              5              6               5              4
  Production taxes                                 4              7              9               7              4
                                         -----------     ----------      ---------     -----------     ----------
  Total cash cost                                280            229            209             202            238
  Depreciation                                    71             53             48              41             53
  Amortization                                    46             46             43              45             47
  Reclamation                                      8              5              5               5              4
                                         -----------     ----------      ---------     -----------     ----------
  Total production costs                   $     405     $      333      $     305     $       293     $      342
                                            --------      ---------       --------      ----------      ---------
Average gold-to-silver price ratio(1)           75:1           74:1           73:1            85:1           87:1
Capital expenditures (millions)            $     7.3     $      8.6      $     5.2     $       6.7     $     24.4
Deferred (applied) mining
  expenditures (millions)                  $     6.0     $     (7.3)     $    (3.0)    $     (1.5)     $      9.5
Heap leached:
  Ore processed (tons/day)                      16,671          11,966         21,682         24,090          24,806
  Days of operation                                364             364            364            371             364
  Total ore processed (000 tons)                 6,068           4,355          7,892          8,938           9,029
  Gold grade (ounce/ton)                         0.018           0.018          0.013          0.017           0.014
  Silver grade (ounce/ton)                        0.27            0.49           0.48           0.88            0.60
  Gold recovery rate                               (2)             (2)            (2)            (2)             (2)
  Silver recovery rate                             (2)             (2)            (2)            (2)             (2)
  Gold recovered (ounces)                       66,834          59,910         66,617        100,136          77,550
  Silver recovered (ounces)                    513,227         877,463        940,652      2,406,939       1,130,857
Milled:
  Ore processed (tons/day)                       9,031           7,275          7,307          7,708           6,794
  Days of operation                                364             364            364            371             364
  Total ore processed (000 tons)                 3,287           2,648          2,660          2,860           2,473
  Gold grade (ounce/ton)                         0.086           0.113          0.140          0.113           0.110
  Silver grade (ounce/ton)                        3.14            5.27           5.29           4.62            4.55
  Gold recovery rate (%)                          79.5            82.4           80.3           90.0            83.6

  Silver recovery rate (%)                        73.5            78.8           70.1           71.0            65.0
  Gold recovered (ounces)                      204,897         250,106        292,743        295,472         223,962
  Silver recovered (ounces)                  6,589,121      11,028,343      9,502,499     10,047,399       6,790,639
                                             =======================================================================

(1) To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.
(2) As dedicated leach pads are used at McCoy/Cove, a gold recovery rate cannot be calculated until leaching is complete. The ultimate recovery rate for crushed ore is estimated to be about 68% for gold and 35% for silver and for run-of-mine ore, 48% for gold and 10% for silver.

Geology and Ore Reserves
Gold deposition in the McCoy pit is associated with the intrusion of a Tertiary-age quartz diorite stock into Mesozoic sedimentary formations including quartzites, conglomerates, and limestones. Gold occurs in the Skarn Formation proximal to the intrusion and as a stockwork-type deposit in the highly fractured sediments.

The Cove deposit is a sediment hosted gold-silver deposit that is spatially associated with a sequence of argillically altered felsite dikes. Gold and silver mineralization occurs both as a rind around the altered intrusion and away from the intrusions along favorable horizons such as permeable beds and fractured zones. Cove ore is hosted by limestone of the Augusta Mountain Formation and by conglomerate/sandstone of the Panther Canyon Formation.

---------------------------------------------------------------------------------------------------------------------------
                                                         McCoy/Cove Mine
                                                         Ore Reserves(1)
                                                        December 31, 1996
---------------------------------------------------------------------------------------------------------------------------
                                            Tonnage             Average grade                       Content(2)
                                 (000's short tons)           (ounces per ton)                    (000's ounces)
                                 ------------------           ----------------                    --------------
                                                                  Gold           Silver               Gold           Silver
                                                                  ----           ------               ----           ------
Cove Pit                                     19,895              0.039             2.21                767           43,965
West Contact of McCoy Pit                    10,557              0.020               --                208               --
Stockpiles                                    4,927              0.042             2.01                208            9,893
---------------------------------------------------------------------------------------------------------------------------
Proven and Probable--1996                    35,379              0.033             1.52              1,183           53,858
===========================================================================================================================

Proven                                       19,660              0.036             1.62                712           31,861
Probable                                     15,719              0.030             1.40                471           21,997
---------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable  1996              35,379              0.033             1.52              1,183           53,858
===========================================================================================================================

Total Proven and Probable--1995              47,221              0.032             1.33              1,526           62,913
===========================================================================================================================

(1) See "Reserves" as to the estimation of proven and probable ore reserves.
(2) Reserves include allowances for dilution in mining but do not reflect losses in the recovery process. Recovery rates for the life-of-mine are estimated to be 72% for gold and 61% for silver.

The gold-equivalent cut-off grades are 0.006 ounce per ton for oxides and 0.034 ounce per ton for sulfides.

The prospective waste-to-ore ratio is 2.8:1.

Mining and Processing
Ore and waste rock was mined at a rate of 174,000 tons per day in 1996, a slight increase over the 173,000 tons per day in 1995. All material requires drilling and blasting prior to excavation. The open pit mining operation employs four 23- yard hydraulic mining shovels, one 23-yard wheel loader, ten 150-ton and ten 190-ton mechanical haul trucks, and four 250-ton electric haul trucks. Gold recovery from ore occurs from a 10,000 ton per day mill and from crush and run of mine heap leaching operations.

The mining rate exceeds the capacity of the mill and heap leach operations, and resulted in the stockpiled ore increasing to 4.9 million tons in 1996 from 2.5 million tons in 1995. The company expects the stockpiled ore to continue to increase through 1999, when the mining operations will be completed. Processing of the stockpiled ore will continue through 2001.

The company mines at this high rate to minimize the time and expense required to keep the Cove pit dewatered. Water pumped out of the Cove pit averaged 16,000 gallons per minute at the end of 1996. Water flows are projected to increase in future years. The company uses infiltration ponds for water pumped from the mine.

The company purchased four additional 190-ton haul trucks in 1996 for $4 million. The additional trucks were necessary for the mining of the West Contact of the McCoy pit and to offset the longer haul routes from the Cove pit.

A 10,000 ton per day mill utilizes flotation and agitation leach circuits to recover gold and silver from high grade oxide ore and sulfide ores not amenable to heap leaching. The mill was expanded in 1996 from 7,500 tons per day. The expansion cost $4 million and has resulted in improved recoveries of sulfide ore by increasing processing time. For a general description of McCoy/Cove's mining and mill recovery process, see page 43.

The ore mined from the Cove pit was all oxide in the early years of production. Oxide ore is replaced by sulfide ore at depth. Almost all of the remaining ore at Cove is sulfide. Overall recovery rates and production levels decline as more sulfides are processed.

The mill processed less oxide and more sulfide ore in 1996 compared to 1995. Mill throughput averaged 9,031 tons per day in 1996 compared to 7,275 in 1995. Gold and silver production decreased from 1995 due to lower grades and recoveries on the sulfide ore milled.

Heap leach gold production was up from 1995 due to more tons being processed. The heap leach crusher averaged 10,168 tons per day in 1996 compared to 9,893 tons per day in 1995 with the balance of lower grade heap leach ore being processed uncrushed, for a total of 16,671 tons per day in 1996 versus 11,966 tons per day in 1995. The increase is due to the higher quantity of ore mined in 1996. Although the 1996 mining rate was similar to the rate in 1995, a greater percentage of the 1996 material was ore compared to 1995. Heap leach silver production decreased in 1996 compared to 1995 due to lower grades.

During 1996, the company recorded a $30.0 million provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall. The cost estimate underlying the provision is based on a preliminary evaluation of the total tons to be removed and the associated costs, both of which will be further refined as the stabilization plan is finalized. This plan could affect a portion of the McCoy/Cove reserves, if it is determined that the cost to remove waste rock renders the portion uneconomic.

At Cove, a high grade sulfide ore zone was located nearer the surface than most of the lower-grade sulfide ore. The company finished mining the high-grade sulfide zone in 1995. The lower grade of the remaining sulfides, coupled with lower recovery rates, meant lower production levels in 1996. Production is expected to continue to decrease over the remaining life of the mine.

In 1997, McCoy/Cove is expected to produce about 15-20% less gold compared to the 271,731 ounces produced in 1996. Silver production is expected to be about the same as the 7.1 million ounces produced in 1996. The decrease in gold production is due to the expected lower grades of gold in 1997. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

ROUND MOUNTAIN
The company owns an undivided 50% interest in and operates the Round Mountain gold mine, acquired in 1985. Subsidiaries of Homestake Mining Company and Case, Pomeroy & Company, Inc., each own an undivided 25% interest in the mine. Mining equipment, crushing facilities, heap-leaching facilities, gold extraction and recovery facilities, administration and maintenance buildings and other equipment are included in the joint venture.

The mine, located 60 miles north of Tonopah in Nye County, Nevada, consists of open-pit mining operations on patented and unpatented mining claims covering approximately 24,968 acres. The company has completed all steps currently required under U.S. law to convert the minable land to patented status and has filed application for patents. The patents have not been issued to date and are currently under audit. See "Other--Government Regulation".

The following table sets forth operating data for the Round Mountain operation from 1992 through 1996. The company's share of production is 50% of the ounces shown.

                                                    1996           1995           1994            1993           1992
---------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                           410,974        344,434        423,504         374,694        370,585
Mining cost/ton of ore and waste           $        0.69   $       0.61   $       0.53    $       0.60   $       0.62
Heap leaching cost/ton of ore              $        0.80   $       0.65   $       0.66    $       0.91   $       1.54
Production cost/ounce of gold produced:
  Direct mining expense                    $         228   $        218   $        156    $        205   $        204
  Deferred stripping cost                             (2)           (23)             8              (7)             5
  Inventory movements and other                       (5)            --             12               3              4
                                            ------------    -----------     ----------     -----------    -----------
    Cash operating cost                              221            195            176             201            213
  Royalties paid                                      32             31             32              26             24
  Production taxes                                     4              4              8               5              3
                                            ------------    -----------     ----------     -----------    -----------
    Total cash cost                                  257            230            216             232            240
  Depreciation                                        51             62             51              67             49
  Amortization                                        18             20             20              20             19
  Reclamation                                          5              5              4               4              3
                                            ------------    -----------     ----------     -----------    -----------
    Total production costs                 $         331   $        317   $        291    $        323   $        311
                                            ------------    -----------    -----------     -----------    -----------
Capital expenditures (millions)(1)         $        17.5   $       11.7   $        8.7    $        6.6   $       12.4
Deferred (applied) mining
  expenditures (millions)(1)               $         0.4   $        4.0   $        (1.)   $        1.3   $       (0.9)

Heap leached--Reusable Pad:
  Ore processed (tons/day)                        27,737         22,490         18,980          28,329         46,562
  Days of operation                                  354            354            355             361            355
  Total ore processed (000 tons)                   9,819          7,961          6,738          10,227         16,530
  Grade (ounce/ton)                                0.036          0.034          0.040           0.033          0.036
  Recovery rate (%)                                 66.1           70.9           78.7            69.4           58.1
  Gold recovered (ounces)                        231,420        192,052        216,710         256,784        311,701
Heap leached--Dedicated Pad:
  Ore processed (tons/day)                        87,706         66,197         54,161          39,379             --
  Days of operation                                  354            354            355             361             --
  Total ore processed (000 tons)                  31,048         23,434         19,227          14,216             --
  Grade (ounce/ton)                                0.011          0.012          0.014           0.014             --
  Recovery rate (%)                                  (2)            (2)            (2)             (2)             --
  Gold recovered (ounces)                        167,004        138,700        173,544          62,368             --
High Grade Ore processed: (3)
  Gold recovered (ounces)                         12,550         12,244         33,052          53,376         52,020
Other:
  Gold recovered (ounces)                             --          1,438            198           2,166          6,864
---------------------------------------------------------------------------------------------------------------------

(1) The company's 50% share.
(2) For dedicated leach pads, a gold recovery rate cannot be calculated until leaching is complete. The eventual recovery rate is estimated to be approximately 50%.
(3) A high-grade occurrence was discovered April 1992. A small gravity plant was constructed to recover these ounces.

Geology and Ore Reserves
Gold mineralization in the Round Mountain deposit is associated with Tertiary volcanism and Caldera Formation. The deposit is hosted by a thick sequence of rhyolitic ash-flow tuffs deposited on a Paleozoic and Cretaceous basement.

--------------------------------------------------------------------------------
                              Round Mountain Mine
                               Ore Reserves(1)(2)
                               December 31, 1996
--------------------------------------------------------------------------------

                                                                               Average grade
                                                                 Tonnage             of gold  Gold content(3)
                                                      (000's short tons)    (ounces per ton)   (000's ounces)
-------------------------------------------------------------------------------------------------------------
Round Mountain pit                                               326,141               0.022            7,337
Offloads and heap leach stockpiles (4)                           147,843               0.011            1,612
Mill stockpiles                                                    2,525               0.040              101
-------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1996(5)                                476,509               0.019            9,050
=============================================================================================================

Proven                                                           370,649               0.019            6,863
Probable                                                         105,860               0.021            2,187
-------------------------------------------------------------------------------------------------------------
Total Proven and Probable--1996(5)                               476,509               0.019            9,050
=============================================================================================================

Total Proven and Probable--1995                                 508,820                0.020           10,000
=============================================================================================================

(1) The company's share is 50% of the reserves presented.
(2) See "Reserves" as to the estimation of proven and probable ore reserves.
(3) Reserves include allowances for dilution in mining but do not reflect losses in the leaching process. The average leach recovery rate for the reusable pad in 1996 was 66.1%. The eventual recovery rate for the dedicated pad is estimated to be approximately 50%.
(4) The offloads consist of approximately 106 million tons of previously crushed, leached and rinsed ore. The heap leach stockpiles consist of approximately 42 million tons of previously unprocessed ore. Sampling and metallurgical testing conducted in 1994 and 1995 confirmed that this material can be profitably processed on the dedicated leach pads.
(5) Total proven and probable reserves include 1,598,000 ounces of gold of which 85% is anticipated to be recovered through a milling process. The construction of the mill began in 1996 and is expected to be completed in the third quarter of 1997.

The cut-off grades are 0.006 ounce of gold per ton for oxides and 0.010 ounce per ton for non-oxides.

The prospective waste to ore ratio of pit ore is 1.55:1.

Mining and Processing
Ore and waste rock was mined at a rate of approximately 164,000 tons per day in 1996 compared to 170,000 tons per day in 1995. The decrease was due to the reallocation of equipment to the movement of heap leach stockpiles to the dedicated pads in 1996. All mined material requires drilling and blasting prior to excavation. The open pit mining operation employs three 28-yard electric mining shovels, and seventeen 150-ton and eleven 190-ton mechanical haul trucks.

Gold recovery from ore occurs from three independent recovery operations. These include crushed ore (reusable pad) leaching, run-of-mine ore (dedicated pad) leaching and gravity concentration. In 1997, a mill also will be used to process ore as discussed below. Beginning in 1993 the company began processing the lower-grade ore on the run-of-mine leach pads. Recovery rates for crushed ore have increased and lower-grade ore and some material previously hauled to the waste dumps is being leached on the run-of-mine leach pads.

Gravity concentration is applied only to very high grade ore containing coarse gold. A 500 ton per day gravity recovery plant was constructed in 1992 to process ore from a small but very high grade vein excavated within the main Round Mountain ore body. The gravity plant is expected to produce 8,000 ounces in 1997.

During 1996, the joint venture began construction of an 8,000 ton per day mill to treat higher-grade unoxidized ore. The mill is expected to cost about $68 million (the company's share, $34 million). This facility is expected to recover up to 85% of the gold contained in unoxidized ores by employing gravity concentration and cyanide leaching. The mill is expected to be completed in the third quarter of 1997.

Currently, gold recovery occurs almost entirely from heap leaching. Higher-grade ore is crushed to less than 3/4 inches at a rate of 28,000 tons per day and conveyed to two parallel 1.5 million square foot asphalt reusable leach pads. This ore is leached for approximately 110 days, rinsed, removed and placed on the dedicated leach pad and releached there. Most of the contained gold is released on the reusable pad within the first 90 days, but Round Mountain has determined that sufficient gold values remain to justify additional leaching on the low-cost dedicated pad over a period of years. For a general description of Round Mountain's mining and heap-leach recovery process see page 44.

Lower-grade ore (down to a cut-off grade of 0.006 ounce per ton for oxidized ores and 0.010 ounce per ton for unoxidized ores) and ore removed from the reusable leach pad is transported directly to a dedicated run-of-mine leach pad at a rate which averaged 88,000 tons per day in 1996. Ore is placed in 50 foot thick layers for leaching. After completion of an initial leaching cycle of approximately 100 days, additional layers of ore are placed until the heap reaches an ultimate height of 300 feet. The dedicated leach pad is constructed in phases as capacity is needed. The existing dedicated leach pad covers approximately 16.4 million square feet and has a capacity of approximately 131 million tons.

In 1997, Round Mountain is expected to produce about 5% less gold compared with the 410,974 ounces (the company's share, 205,487) produced in 1996. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

LUPIN
The Lupin mine is an underground operation located 250 miles northeast of Yellowknife in the Nunavut Settlement Area of the Northwest Territories of Canada, 56 miles south of the Arctic Circle. Production began in October 1982.

The Lupin mining leases cover 16,699 acres. The principal lease was renewed for 21 years in 1992, and, provided the company has complied with its terms, is renewable for further 21 year periods subject to any applicable regulations then in effect. The lease was granted by the Department of Indian Affairs and Northern Development on behalf of the Crown and is subject to the provisions of the Territorial Lands Act and the Canada Mining Regulations. The lease is in good standing.

In 1995, Echo Bay purchased the Ulu property, located approximately 100 miles north of Lupin, from BHP Minerals for $10 million. A 5% net smelter royalty is payable to BHP after the recovery of 675,000 ounces of gold. The Ulu property has about 1.9 million minable tons of other mineralization at average grades of
0.320 ounces of gold per ton. The deposit is open on strike and down dip. In 1996, the company began a two year $19 million exploration program to further explore and develop the deposit. Ulu ore is expected to be hauled to Lupin for processing beginning in 1998, dependent on successful permitting and development. This will allow the Lupin mill to run at approximately 2,000 tons per day for at least four years. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

The table below sets forth operating data for the Lupin mine from 1992 through 1996.

                                                1996           1995          1994           1993          1992
--------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                       166,791        172,110       180,052        217,504       214,482
Mining cost/ton of ore                     C$  44.08      C$  44.23     C$  40.45      C$  35.54      C$ 34.79
Milling cost/ton of ore                    C$  12.39      C$  12.26     C$  12.03      C$  12.27      C$ 13.49
Production cost/ounce of gold  produced:
  Canadian dollars:
    Direct mining expense                  C$    411      C$    423     C$    375      C$    291      C$   288
    Deferred mine development                     (4)           (22)           (4)             5             1
    Inventory movements and other                  1              4             4             13            (3)
                                             -------        -------       -------        -------        ------
      Cash operating cost                  C$    408      C$    405     C$    375      C$    309      C$   286
  U.S. dollars:
    Cash operating cost                   US$    299    US$     296    US$    274     US$    240     US$   238
    Royalties                                     --             --            --             --            --
    Production taxes                              --             --            --             --            --
                                             -------        -------       -------        -------        ------
      Total cash cost                            299            296           274            240           238
    Depreciation                                  71             68            64             59            57
    Amortization                                  21             19            16             17            16
    Reclamation                                    8              7             6              7             6
                                             -------        -------       -------        -------        ------
    Total production costs                  $    399      $     390      $    360       $    323       $   317
                                             -------        -------       -------        -------        ------
Capital expenditures (millions US$)         $   15.7      $    14.5      $    8.5       $    4.5       $  12.8
Deferred (applied) mining
  expenditures (millions US$)               $    0.2      $     2.8      $    0.5       $   (0.9)      $  (0.3)
Milled:
  Ore processed (tons/day)                     2,111          1,986         2,241          2,297         2,043
  Days of operation                              364            364           364            371           364
  Total ore processed (000 tons)                 768            723           816            852           744
  Grade (ounce/ton)                            0.235          0.258         0.238          0.272         0.308
  Recovery rate (%)                             92.5           92.5          92.9           93.7          93.5
--------------------------------------------------------------------------------------------------------------

Geology and Ore Reserves
Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age. Gold is associated with pyrrhotite, arsenopyrite and quartz.

--------------------------------------------------------------------------------
                                   Lupin Mine
                                Ore Reserves(1)
                               December 31, 1996
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                               Average grade
                                                                 Tonnage             of gold   Gold content(2)
                                                       (000's short tons)    (ounces per ton)   (000's ounces)
Center Zone                                                        1,008               0.292              294
East Zone                                                             78               0.337               26
West Zone                                                            490               0.252              123
-------------------------------------------------------------------------------------------------------------
Total Proven and Probable--1996                                    1,576               0.281              443
=============================================================================================================
Proven                                                             1,450               0.280              406
Probable                                                             126               0.292               37
-------------------------------------------------------------------------------------------------------------
Total Proven and Probable--1996                                    1,576               0.281              443
=============================================================================================================
Total Proven and Probable--1995                                    2,445               0.280              685
=============================================================================================================

(1) See "Reserves" as to the estimation of proven and probable ore reserves.
(2) Reserves do not reflect losses in the milling process but do include allowance for dilution of ore in the mining process. The mining recovery factor was estimated at 85%. The average mill recovery rate in 1996 was 92.5%.

The cut-off grade is 0.161 ounce of gold per ton at the upper levels of the mine and 0.225 ounce of gold per ton at the lower levels of the mine.

Mining and Processing
Access to the Lupin underground mine, removal of ore and waste, and movement of personnel within the mine, is by a shaft developed to a depth of 3,970 feet and by a ramp driven to a depth of 4,260 feet.

The ore in the Center and East Zones has been mined by the sub-level, long-hole open stoping method. Mining of the narrower West Zone has been also by the long-hole open stoping method, although it has been a more costly zone to mine than the Center Zone. In 1995, Lupin incorporated "pastefill", which is composed of mine tailings and cement, into the stoping sequence. During 1997, shrinkage and mechanical cut and fill mining techniques will be investigated and tested.

After the ore is mined, it is hoisted to the surface for processing and recovery of gold in a 2,300 ton per day mill where the recovered gold is cast in dore bars prior to being shipped off site.

The company expects to operate the mill at 2,000 tons per day during 1997, compared to 2,111 tons per day in 1996. In 1997, Lupin is expected to produce about the same amount of gold as the 166,791 ounces produced in 1996. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

The ore grade at Lupin declines with depth, and the deposit becomes more erratic. The Center Zone of the three-zoned ore body also tends to be narrower. Additional ground support is required and longer truck haulage distances is a factor as the depth increases. The company has changed its mining techniques and backfill process to overcome the challenges of mining at depth. Mechanized cut and fill mining techniques may afford an opportunity to better utilize equipment and to improve profitability at depth. All of this causes slower and more costly mining in the deeper levels of the mine.

Supplies, Utilities and Transportation
The Lupin mine and mill facilities are in a remote location in the sub-Arctic region of Canada which requires the company to respond to certain unusual conditions. At the mine, the company maintains supplies of spare parts and other materials, including fuel, and standby systems of piping and pumping in excess of what would be required at less remote locations.

The principal supplies needed for the operation of the Lupin mine are diesel fuel, chemical reagents (including lime, cyanide and zinc), cement, grinding media, drill steel, equipment parts, lubricants, food and explosives. The largest single item is diesel fuel, which is used principally to generate power. A diesel-powered generating plant provides power for all the Lupin facilities. The powerhouse has a primary installed capacity of approximately 18,000 kilowatts which is supplemented by additional standby generators having a combined capacity of 1,500 kilowatts. Heating for the Lupin facilities is obtained by utilizing waste heat from these generators augmented by oil-fired boilers.

All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife. Personnel are transported from these locations and from Kugluktuk (formerly Coppermine) and Cambridge Bay in the Nunavut Settlement Area of the Northwest Territories. Each year since 1983, the company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine as the most economical way of transporting bulk items, including fuel, to the mine.

In order to operate the winter road, the company is required to obtain certain permits from the government of the Northwest Territories. To date, the company has experienced no significant difficulties in obtaining these permits. The winter road is usable for approximately 12 weeks each year beginning in mid-January during which time tractor-trailers can transport all of the company's annual requirements for diesel fuel, chemical reagents and certain other supplies. There are on-site facilities for the storage of approximately
5.4 million U.S. gallons of diesel fuel, which is in excess of the mine's annual requirements.

Surface facilities at the Lupin mine include a 6,300-foot compacted gravel airstrip with an instrument landing and navigation system and runway lighting. Supplies and personnel that must be brought in by air are transported principally on a leased Boeing 727, which carries up to 117 passengers, or up to 35,000 pounds of freight, or a combination of both passengers and freight.

Voice and data communications with the Lupin mine are maintained via satellite, which provides for uninterrupted communications regardless of adverse weather conditions.

Severe winter conditions, including snow, wind and fog, may at times delay the operation of aircraft and of vehicles using the winter road. Despite the remote location and adverse weather conditions, since beginning Arctic operations in 1964, the company has experienced no material operational disruptions or cessation of its operations, although such disruptions could occur.

Water Supply and Waste Disposal
Water for mining, milling and domestic use is obtained on site by pumping from Contwoyto Lake. Tailings from the mill are pumped into a tailings pond or pumped underground as part of the paste-backfill. In 1996, approximately 38% of tailings were placed underground as paste-backfill. Water from the tailings pond is processed through a water treatment plant and monitored for compliance with Northwest Territories' standards prior to discharge. The company's water license, which is renewable on application, expires May 31, 2000.

KETTLE RIVER
The Kettle River properties are located in Ferry County in the State of Washington and cover approximately 13,665 acres through patented and unpatented mining claims and fee lands.

The following table sets forth operating data for the Kettle River operation from 1992 through 1996.

                                                   1996           1995          1994           1993          1992
-----------------------------------------------------------------------------------------------------------------
Gold produced (ounces) (100%)                   124,910        100,419        66,782         73,431        89,849
Gold produced (ounces) (the
  company's share)(1)                           124,910        100,419        66,782         73,431        62,894
Mining cost/ton of ore                    $       21.12  $       22.60   $     11.06    $     16.12   $     21.77
Milling cost/ton of ore                   $       11.96  $       12.76   $     13.54    $     12.80   $     12.66
Production cost/ounce of gold produced:
  Direct mining expense                   $         190  $         237   $       225    $       281   $       296
  Deferred mine development                          --             --            --             --
                                                                                                                6
  Inventory movements and other                      11             (7)           28             (6)          (15)
                                           ------------    -----------     ---------     ----------   -----------
    Cash operating cost                             201            230           253            275           287
  Royalties                                          10              8             5             10             1
  Production taxes                                    2              2             2              2             2
                                           ------------    -----------     ---------     ----------   -----------
    Total cash cost                                 213            240           260            287           290
  Depreciation                                       59             74            95             76            79
  Amortization                                       45             45            45             53           156
  Reclamation                                         8              7             6              2             7
                                           ------------    -----------     ---------     ----------   -----------
    Total production costs                $         325  $         366   $       406    $       418   $       532
                                           ------------   ------------    ----------     ----------    ----------
Capital expenditures (millions)
  (the company's share)                   $         8.8  $         9.5   $      10.0    $       7.9   $       7.4
Deferred (applied) mining
  expenditures (millions)                 $          --  $          --   $        --    $        --   $        --
Milled:
  Ore processed (tons/day)                        1,652          1,504         1,438          1,551         1,805
  Days of operation                                 364            364           364            371           364
  Total ore processed (000 tons)                    601            548           523            575           657
  Grade (ounce/ton)                               0.240          0.212         0.149          0.146         0.155
  Recovery rate (%)                                86.5           86.6          85.6           87.7          87.9
-----------------------------------------------------------------------------------------------------------------

(1) The Kettle River Joint Venture was terminated on December 24, 1992 upon the withdrawal of Crown Resources Corporation (the company's 30% joint venture partner). The company has owned 100% of the Kettle River operations since that date.

Geology and Ore Reserves
Ore reserves at Kettle River exist at the Lamefoot and K-2 deposits. At Lamefoot, gold occurs near the contact between Permian age siliciclastic and carbonate rocks and is associated with silicification, magnetite, hematite, pyrrhotite and pyrite. At K-2, gold is contained in steeply dipping quartz carbonate veins hosted by Eocene age volcanic rocks.

-------------------------------------------------------------------------------------------------------------
                                             Kettle River
                                            Ore Reserves(1)
                                           December 31, 1996
-------------------------------------------------------------------------------------------------------------
                                                                               Average grade
                                                                 Tonnage             of gold  Gold content(2)
                                                        (000's short tons)  (ounces per ton)   (000's ounces)
-------------------------------------------------------------------------------------------------------------
Lamefoot                                                           1,246               0.185              231
K-2                                                                  741               0.188              139
-------------------------------------------------------------------------------------------------------------
Total Proven and Probable--1996                                    1,987               0.186              370
=============================================================================================================

Proven                                                             1,291               0.189              244
Probable                                                             696               0.181              126
-------------------------------------------------------------------------------------------------------------
Total Proven and Probable--1996                                    1,987               0.186              370
=============================================================================================================

Total Proven and Probable--1995                                    1,602               0.206              330
=============================================================================================================

(1) See "Reserves" as to the estimation of proven and probable ore reserves.
(2) Reserves do not reflect losses in the milling process but do include allowance for dilution in the mining process.
    The average mill recovery rate of gold in 1996 was 86.5%.

Cut-off grades are 0.102 ounce of gold per ton at Lamefoot and
0.140 ounce of gold per ton at K-2.

Mining and Processing
At Kettle River, a series of deposits are mined to feed a central mill. Ore milled in 1996 came principally from Lamefoot, although some development ore from K-2 and some stockpiled ore from Overlook was also milled. Lamefoot commenced production in December 1994 and Overlook operated until October 1995 when it closed, as planned, due to depletion of the minable reserve.

Ore from all sources is trucked to the Kettle River mill where the recovered gold is cast into dore bars prior to shipping off site.

In 1997, Kettle River is expected to produce about 5-10% more gold compared to the 124,910 ounces produced in 1996. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

Lamefoot
Development of the Lamefoot project began during 1992 when the portal was collared. By December 1994, 17,500 feet of drifting was complete. Lamefoot achieved full production in June 1995, at a rate of 1,500 tons per day. Longhole open stoping is utilized as the mining method, with delayed backfill. Zones with ore widths of 50 feet utilize cemented backfill in primary stopes and unconsolidated fill in secondary stopes. Zones under 50 feet in width are filled with unconsolidated fill. Ore is removed from the stopes using remote control muckers and hauled to the surface using 26-ton haul trucks. Total Lamefoot ore production in 1996 was 546,317 tons. Ore production for 1997 is expected to be 546,000 tons.

K-2 Project--Exploration and Development
In December 1994, surface excavation for building construction and portal clearing commenced at K-2. The portal was collared in March 1995 and a total of 10,629 feet of development was completed by the end of 1996. Stope development began in the fourth quarter of 1996 and production commenced in January 1997. The mining method is similar to Lamefoot, longhole open stoping, but due to the narrow widths, cemented fill is required in the South zone. Ore production for 1997 is expected to be 192,000 tons.

CONSTRUCTION PROGRAMS
Aquarius
The company owns 100% of the Aquarius project which is located in the Macklem Township 40 kilometers east of Timmins, Ontario, Canada. The City of Timmins is centrally located in northeastern Ontario on Highway 101 approximately 700 kilometers, by road, northwest of Toronto. All-weather primary highways connect with Thunder Bay to the west and North Bay, Sudbury and Toronto to the south. A new one kilometer access road from the highway to the process plant area will be constructed to the west of the existing access road.

The project site property is on a group of 12 patented claims that grant the company fee simple title. The patents are part of a larger land package of leased and staked claims that cover most of the northern portion of the Macklem Township. Environmental work on the project commenced in May 1995 and the company expects completion, to the point of obtaining the necessary project permits, by October 1997.

Aquarius has 1,277,000 ounces of proven and probable gold reserves at December 31, 1996 (21.7 million tons of ore at an average grade of 0.059 ounce per ton) including 348,000 ounces of proven gold reserves (5.5 million tons of ore at an average grade of 0.063 ounce per ton) and 929,000 ounces of probable gold reserves (16.2 million tons of ore at an average grade of 0.057 ounce per ton). The reserves were based on a cutoff grade of 0.013 ounces per ton. The cutoff grade was based on a price of $375 per ounce of gold. The gold recovery is expected to be 95%. The waste-to-ore ratio is expected to be 5.6:1.

The 1996 ore reserves have been estimated by the company and the reserve estimation methodology was verified by the company's external geological engineering consultant FSS Canada Consultants Inc.

Aquarius is an Archean lode gold deposit with mineralization in carbonate altered ultramafic rocks, associated felsic intrusives, and quartz veins in talc-chlorite schists. Clay overburden 10 to 40 meters thick overlays 30 to 80 meters of glacial till. The "nuggety" style of gold mineralization at Aquarius is characteristic of this deposit type and leads to difficulty in the prediction of ore grades. This difficulty is addressed by: 1) extensive drilling, 2) advanced geostatistical analysis with multiple techniques, 3) cross validation with production data and independent estimates, and 4) review of the results by an expert consultant.

The company will build a frozen earth barrier around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. The circumference of the freeze curtain will be 12,000 ft (2.25 miles or 3.66 km). Current plans include 494,000 linear feet of drilling in 1,900 holes spaced 6.3 feet apart. This will allow an adequate distance between the holes to provide a solid barrier, and it will allow the holes to penetrate the bedrock which has little water flow. The process is a proven technology used successfully in construction and underground mining for over 100 years. The process involves circulating a brine solution, that is cooled with refrigeration units, through the holes which will remove the heat from surronding material and allow it to freeze. The company expects that it will take approximately four months for this process to entirely freeze the wall to prevent water from leaking through the glacial overburden.

The first significant stage of mining will be removal of the clay and sand overburden. This will be followed in turn by sand, silt and clay overburden removal and rock mining. The rock mining stage will produce all of the ore to be milled. Because of the shape of the deposit, the pit will have two separate bottoms with a ridge of waste rock separating them. Mining will be phased to exploit the more southerly of the two segments first. This will permit some backfilling of waste material from the excavation of the northerly segment.

The ore will be crushed in three stages so that approximately 80% of the ore will be less than 3/8 inch in size. The secondary and tertiary crushers and all interconnecting screens and conveyors are located indoors to minimize problems with wet or frozen ore. The mill will contain both gravity and leach circuits. Two centrifugal separators will process the ore that is amenable to recovery by gravity separation techniques. A ball mill and a series of six agitated cyanide leach tanks will process the ore not amenable to recovery by gravity separation techniques. The mill has been designed to process 8,300 tons per day. Power will be supplied to the project from Ontario Hydro, the main utility provider in the province of Ontario. There will be two sources for water supply. Fresh water will come from one or more wells located near the minesite development. Water also will be reclaimed from the tailings area.

The average annual production rate is expected to be 166,000 ounces. Average cash operating costs are expected to be $218 per ounce, depreciation and amortization is expected to be $94 per ounce and reclamation is expected to be $4 per ounce for a total production cost of $316 per ounce. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

During the operating phase of the mine, the company's workforce will consist of 94 people including a general manager overseeing the administration, safety/security training, process mill and environmental departments. Mining operations manpower will be supplied by a mining contractor.

Tree clearing and road construction can be started under the permits presently in hand. The company expects to award detail design and engineering work for the mill in February 1997; start construction in June 1997 in order to close in the building before winter; and complete the mill in October 1998. The company expects to start the freeze wall program in March 1997; receive mining permits in October 1997; initiate freezing in December 1997; finish freezing and start pit dewatering in April 1998; start overburden mining in May 1998; and haul the first ore to the mill in November 1998. The first full year of operation will be 1999. Initial capital is estimated to be $100 million which the company expects to finance with a new $75 million unsecured corporate credit facility, existing working capital and cash flow from the company's four existing gold mines.

The company capitalized $6.1 million of Aquarius project expenditures in 1996 and $1.0 million in 1995. The company expects to capitalize construction costs of $65 million and mine development costs of $4 million in 1997. The company also incurred acquisition costs of $7.8 million in 1995.

Paredones Amarillos
The company owns 60% of the Paredones Amarillos project, located in the Mexican state of Baja California Sur, 65 kilometers southeast of the state capital La Paz which has a population of 140,000. The remaining 40% of the project is owned by subsidiaries of Viceroy Resource Corporation ("Viceroy"). The moderate, semi-arid climate provides an attractive environment for operations. Steep hills with elevations ranging between 300 meters and 800 meters above sea level characterize the terrain. The project covers an area of 12,757 hectares held through 16 mining concessions controlled by the joint venture. Thirteen of the concessions have been approved for exploration, two for exploitation and one is pending. All relevant duties, fees and taxes for these concessions have been paid, as required by law. The concessions provide the legal right to the joint venture to proceed with mining activities.

The site can be accessed from paved state highways followed by 15 kilometers of gravel road. The joint venture will upgrade the existing gravel road to provide safe access to the proposed operation.

The joint venture has routinely received approvals for exploration activities. The joint venture expects that Mexico's environmental agencies will similarly approve the proposed mine development. Since Mexico has recently developed a sophisticated system of environmental regulations, the joint venture has maintained a continuous dialogue with agency staff to ensure that all regulatory requirements are identified. The most significant environmental permitting requirements include: receiving approval of a recently submitted Environmental Impact Statement; obtaining a Change in Land Use permit; issuance of a Construction License; and issuance of an Operating License.

Paredones Amarillos has 1,292,000 ounces of proven and probable gold reserves (the company's share, 775,200 ounces) at December 31, 1996 (40.0 million tons of ore at an average grade of

0.032 ounce per ton) including 332,000 ounces of proven gold reserves (9.7 million tons of ore at an average grade of 0.034 ounce per ton) and 960,000 ounces of probable gold reserves (30.3 million tons of ore at an average grade of 0.032 ounce per ton). The reserves were based on a cutoff grade of 0.015 ounce per ton. The cutoff grade was based on a price of $375 per ounce of gold. The gold recovery rate is expected to be 91%.

The 1996 ore reserves have been estimated by the joint venture and the reserve estimation methodology was verified by the joint venture's external geological engineering consultant H. A. Simons Ltd.

The main ore host to the Paredones Amarillos mineralization is a 10 to 80 meter thick northeast to east-west striking, 15 to 45 degree southeast dipping cataclasite and mylonite unit. The cataclasite is a dense, competent rock composed of approximately 50% crushed quartz and feldspar fragments in a matrix of sericite and minor chlorite and fine-grained quartz. The cataclasite hosts approximately 80% of the gold resource, the granodiorite 20%, and the diorite only a minor fraction.

Ore and waste rock will be open pit mined from 10 meter high benches with an expected waste-to-ore ratio of 4.15:1 using blasting followed by conventional open pit methods. Current plans call for three 13.5-yard excavators and a maximum of thirteen 95-ton rear dump haul trucks to be used. Ore will be delivered to a primary gyratory crusher. The ore will then be reduced further by means of a semiautogenous grinding mill and two ball mills. Following the whole-ore-leach circuit, gold will be recovered using a carbon adsorption-desorption recovery process. The barren (stripped of gold) solution will be sent to the acidification, volatilization and recovery process to recover cyanide, which will be recycled back to the leach cycle. The mill has been designed to process 10,000 tons per day. The tailings impoundment facilities will include the main embankment, a lined decant pond, the lined impoundment pond, and a groundwater monitoring system.

The mine is expected to produce an average of 128,000 ounces of gold per year (the company's share, 77,000 ounces). Average cash operating costs are expected to be $223 per ounce, depreciation and amortization is expected to be $108 per ounce and reclamation is expected to be $7 per ounce for a total production cost of $338 per ounce. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995."

The Comision Federal de Electricidad ("CFE") provides diesel-generated electrical power to Baja California Sur through a grid. The joint venture will construct a new 18 kilometer transmission line which will connect with the existing line located to the north of the mine site.

The joint venture has initiated water exploration activities in August 1996 using a local firm. The company has met with the Comision Nacional del Agua ("CNA"), the regulatory body which grants water rights. The state also maintains significant water rights. No water may be taken from any aquifer without the appropriate water right, which stipulates the amount of water to be taken and the particular aquifer from which the water may be drawn. The CNA has provided a listing of well owners who are being contacted concerning the lease or sale of a portion of their well rights. Proceeding with construction requires obtaining sufficient water.

The joint venture expects that all employees will be Mexican nationals except for the general manager, the operations manager and the mill manager. The number of employees will range from 250 to 300 during the life of the mine.

The joint venture awarded the detail design and engineering work in February 1997 and expects to start detail engineering and limited procurement in February 1997; start construction in July 1997 and commission the plant in August 1998. The first full year of operations is expected to be 1999. Initial capital cost of the Paredones Amarillos project is expected to be $111 million (the company's share, $67 million). The company expects to finance its share with a $36 million non-recourse project loan (subject to arrangement of satisfactory terms), existing working capital and the operating cash flow from the company's four existing gold mines.

The company capitalized $6.6 million of Paredones Amarillos project expenditures in 1996 and $1.2 million in 1995. The company expects to capitalize construction costs of $44 million in 1997.

DEVELOPMENT PROGRAMS
Kingking
During 1995, the company and TVI Pacific Inc. ("TVI") formed alliances with Filipino corporations to create Kingking Mines Inc. ("KMI"), a corporation under the laws of the Republic of the Philippines. KMI has signed an option agreement to acquire a 100% interest in the Kingking project after completion of a bankable feasibility study and a $67.0 million payment in 1998. A contingent payment of up to $18.0 million also would be payable if there were a significant increase in mineralization at Kingking.

The company and its Philippine affiliates have an initial interest in the option of 75%, but the agreements provide for the acquisition and disposition of interests such that the interests of the company and its Philippine affiliates ultimately could be between 60% and 100% of the Kingking project.

The Kingking deposit is located in southeastern Mindanao Island, about eight miles from the town of Pantukan on the Gulf of Davao. Based on a prefeasibility report prepared by Benguet in March 1994, Kingking has about 225 million minable tons of mineralized material (the company and its Philippine affiliates' 75% share, 169 million tons) at average grades of 0.017 ounce of gold per ton and 0.47% copper based on a cutoff grade of 0.20% copper. The cutoff grade was based on prices of $340 per ounce of gold and $1.00 per pound of copper.

The Benguet initial feasibility report contemplates open pit mining at Kingking followed by processing through a concentrator and solvent extraction/electrowining copper treatment plant. Alternative processing methods are being considered by KMI.

In 1995, KMI began an extensive two-year advanced exploration and confirmation drilling program. By December 31, 1996, KMI had completed 45,400 meters of drilling. An updated feasibility study is expected to be completed by KMI in the second quarter of 1997. Drilling within the confines of the mineralized area outlined by Benguet indicates significantly more tons are being found at similar or slightly lower grades than those outlined by Benguet's earlier work. Drilling on step-out targets is continuing to the areas where earlier work indicated there is material richer in gold and leaner in Copper, Casagumayan and Tiogdan, to identify potential extensions of the main deposit or satellite deposits. Mapping, sampling and drilling are under way at two other targets, Binutaan and Diat. The company capitalized $11.2 million of expenditures in 1996 and $2.9 million in 1995 related to the two-year work program. The company expects to capitalize another $5 million of expenditures in 1997. The company also incurred acquisition costs of $28.8 million in 1995.

On October 25, 1995, the company purchased a 1 1/2% net smelter return royalty on the Kingking property from Nationwide Development Corporation for $15.0 million payable as follows: $3.0 million in 1995; $3.3 million in 1996; $2.7 million in 1997; and $6.0 million in 1998. Including the company's royalty, the Kingking property is subject to a 6 1/2% net smelter return royalty for the first seven years of production, 4 1/2% for the following eight years, and 5 1/2% thereafter.

As part of its strategic alliance with TVI, the company purchased 14.0 million common shares of TVI, representing 15.4% of TVI's common shares outstanding for $13.0 million, of which $1.0 million has been recorded by the company as a premium for property options.

KMI's construction and production decision is dependent on the successful completion of additional drilling and metallurgical testing, the completion of a final feasibility study, the exercise of KMI's purchase option, the issuance of appropriate permits and the ability of KMI to obtain required financing.

Santa Elina
On July 16, 1996, the company completed a series of transactions with Santa Elina Gold Corporation ("Santa Elina") and Sercor Ltd. ("Sercor", a private company that owned 67% of Santa Elina). The transactions enabled the company to increase its ownership of the outstanding common shares of Santa Elina from 7% to 50% by issuing 8,830,915 common shares. The company increased its ownership of Santa Elina to 51% through additional share purchases totaling $7.0 million ($6.0 million in the fourth quarter of 1996 and $1.0 million in the first quarter of 1997). See note 3 to the company's consolidated financial statements.

Santa Elina has made claims on over 25 million hectares. Most of this land is located on known gold belts throughout Brazil but has not been extensively explored. Santa Elina's new management team is prioritizing the exploration program to maximize the value of the assets. Exploration joint ventures are being considered with qualified third parties where appropriate.

Chapada Development Property
Santa Elina holds an 83% interest (the company's share, 42.3%) in this large-tonnage copper and gold deposit in Brazil. The company has an option to purchase a 50% direct interest in this property from Santa Elina, which, if exercised, would increase the company's interest in the property to 66.8%. Upon exercise of the option, the company has agreed to pay Santa Elina $25.00 per ounce of contained gold and $0.02 per pound of contained copper for the company's 50% direct interest in the proven and probable reserves, as reported in the final feasibility study. If the option is exercised and additional reserves are later mined, the company would pay Santa Elina a net smelter return royalty of 3.5% on the company's 50% direct interest in the revenue after the initial reserves identified in the feasibility study are depleted. Until a decision is made on exercising the option, the company will continue to show its Chapada interest at 50%.

Santa Elina has outlined 113 million minable tons of mineralized material (the company's 50% share, 56.7 million tons) at average grades of 0.012 troy ounces of gold per ton and 0.43% copper based on a cutoff grade of 0.30% copper. The cutoff grade was based on prices of $400 per ounce of gold and $1.00 per pound of copper.

In 1996, Santa Elina began a work program to further expand the currently outlined mineralization. At December 31, 1996, Santa Elina has completed a total of 37,500 meters of drilling. A detailed feasibility study is expected to be completed in mid 1997. Among the issues being addressed in the study is the cost of transporting concentrates 1,000 miles to a deepwater port. Santa Elina spent $9.3 million on the Chapada property during 1996 (the company's share since the July 16, 1996 acquisition, $6.1 million) and expects to capitalize another $1 million in 1997 (the company's share, $0.5 million).

The company's construction and production decision is dependent on positive results from the work program, completion of a final feasibility study, the issuance of appropriate permits and the ability of the company to obtain required financing.

Exploration properties
Santa Elina owns 83% (the company's share, 42.3%) of Seo Francisco, a gold target located near the border between Brazil and Bolivia. During late 1996 and early 1997, four drill rigs have been working to better define the mineralization. Initial metallurgical testing indicates good gold recoveries from heap leaching. This information will be incorporated into an initial feasibility study that is scheduled for completion in late 1997.

Santa Elina owns 83% (the company's share, 42.3%) of Fazenda Nova, a gold target located in central Brazil. Santa Elina has identified six targets at Fazenda Nova. During late 1996 and early 1997, five drill rigs have been working at the site. In 1997, Santa Elina will prepare an initial feasibility study on Lavrinha, the first target drilled, and begin drilling at the five other identified targets.

Santa Elina expects to complete a detailed feasibility study on heap leaching at the Seo Vicente mine in early 1997. Santa Elina also will evaluate a higher grade underground target in 1997. This property's existing operations were temporarily suspended in January 1997 and the mine will be reopened only if the new study shows that the mine can be operated profitably.

Work is also being conducted on a hydropower plant proposed for the Guapore River as a potential source of low-cost power for several of Santa Elina's gold projects in Brazil.

The company included $4.4 million of Santa Elina spending in exploration expense in 1996.

EXPLORATION
The company explores for extensions of known reserves at its mines and development properties as well as conducting exploration for new gold deposits. In response to available opportunities, as well as increased difficulty in obtaining mining permits and proposed U.S. federal royalties on production from U.S. public lands, the company has expanded its exploration focus outside North America. In addition to the United States and Canada, the company conducted exploration in Mexico, Central America, South America, the Philippines and West Africa in 1996.

In 1996, the company conducted exploration drilling on the Kilgore property in Idaho and increased its ownership to 100% from 51%. Through its 24% interest in Etruscan Enterprises Ltd., an initial feasibility study on the Koma Bangou property in Niger, West Africa, was completed, but the company no longer holds any interest in the project, as the company sold its interest in Etruscan in the same transaction that increased its ownership of the Kilgore property.

The company established a strategic alliance and joint venture with Minefinders Corporation, an exploration company that holds the Dolores project, located in the State of Chihuahua, Mexico. Drilling activity has been underway since August 1996. Subject to certain conditions, the company is entitled to acquire a 60% interest in Dolores. The company also owns a 15.0% interest in Minefinders.

The company has a 50% interest in the Youga project in Burkina Faso and the adjacent Nangodi property located directly across the border in Ghana. The company's joint venture partner is Ashanti Goldfields Company, who is the operator.

The company established joint ventures on the Huaco Cucho and the Patacancha properties in Peru. In 1996, 2,000 meters of drilling have been completed on these properties. The company can earn a 50% interest in each property.

Exploration offices have been established in Mexico, Chile, Brazil, Peru and the Philippines, in addition to the existing offices in the U.S. and Canada, to conduct regional activities effectively.

Exploration expense totaled $46.6 million in 1996 compared to $46.5 million in 1995 and $27.1 million in 1994. The budget for exploration expense for 1997 is currently $31 million, dependent on opportunities, of which approximately 70% is expected to be spent outside the U.S. and Canada. A similar percentage was spent outside the U.S. and Canada during 1996 and 1995. The company conducts its own exploration and participates in farm in/farm out exploration arrangements.

ALASKA-JUNEAU
At December 31, 1996, the company wrote off its entire remaining investment in the Alaska-Juneau project of $57.1 million, and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. Actual spending related to reclamation and closure costs may differ from the current estimate of $20.0 million. The provision for future reclamation and closure costs is reviewed periodically and adjusted as additional information becomes available. Alaska-Juneau's reserves of 3.4 million ounces and other mineralization of 30.1 million tons at an average grade of 0.052 ounce of gold per ton were removed from the company's total gold reserves and other mineralization as of December 31, 1996.

The company's decision to write off its entire remaining investment in the Alaska-Juneau project resulted from a new feasibility study completed in December 1996. The study was based on a new mine plan incorporating extensive geological information from a two-year underground drilling program. The significantly increased information indicated much less minable material at only a marginally higher grade. The new mining plan developed from this information incorporated narrower mining zones than previously planned, a reduced scale of operations and higher-cost mining methods. The lower reserves and higher operating costs could not be offset by savings from the newer concept of submarine tailings disposal. In total, these factors rendered the project uneconomic as currently designed.

SUNNYSIDE
In 1996, Sunnyside Gold Corporation (SGC), an indirect wholly owned subsidiary of the company, finalized a consent decree with the state of Colorado that set standards for the release of all reclamation and water treatment permits and resolved future enforcement issues regarding groundwater seeps and springs. SGC estimates that it will take a minimum of seven years for all of the conditions of the consent decree agreement to be fulfilled by both parties. SGC has $10.0 million accrued at December 31, 1996 for future reclamation costs at the Sunnyside mine. SGC's provision for future reclamation costs is reviewed periodically and adjusted as additional information becomes available.

OTHER
Precious Metal Sales and Hedging Activities
The company's dore bars are further refined by third parties before they are sold as gold or silver bullion. The refined gold and silver is sold to banks or precious metal dealers.

The company's profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices. To reduce the impact of such changes, the company attempts to lock in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

The gold- and silver-related instruments used in these transactions include commodity loans, fixed-forward and spot- deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the company's future production will satisfy these loans and other delivery commitments.

In 1996, approximately 25% of gold production was delivered against forward sales and gold loans at an average price of $375 per ounce. This compares with 22% of gold production at an average price of $395 in 1995 and 19% of gold production at an average price of $370 in 1994. Approximately 45% of silver production was delivered against forward sales at an average price of $5.85 per ounce in 1996, compared to 47% at an average price of $5.48 in 1995 and 50% at an average price of $4.56 in 1994.

The company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. Forward currency transactions more closely link profitability of Canadian operations to the price of gold in U.S. dollars.

The company also engages in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs.

The company used interest rate swap agreements to effectively convert its fixed-rate preferred stock dividends into floating-rate dividends. The interest rate swap agreements expired on December 31, 1995.

All purchases and sales of derivatives are connected to production of gold or silver, or to existing financial commitments and are not entered into for speculative gain.

The company's forward sales positions, gold and silver loan and swap repayment schedules, option position, currency position and crude oil position at December 31, 1996 are set out in note 15 to the company's consolidated financial statements. Subsequent to December 31, 1996, the company repurchased its 218,000 ounce gold swap, repurchased all of its 654,000 ounces of gold and
8.5 million ounces of silver forward sales positions and entered into new gold put and call option positions as described in note 15 to the company's consolidated financial statements.

Government Regulation
Canada
The mining industry in the Northwest Territories operates under Canadian federal and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labor standards, mine safety and other matters. The company believes its Canadian operations are operating in substantial compliance with such legislation. The operation of the Lupin mine is subject to substantial regulation by government authorities, which is in many instances discretionary.

The company's Lupin operation is presently subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development ("DIAND") and the Northwest Territories Water Board, which are responsible for administering the Northwest Territories Water Act (Canada) ("NWTWA"), legislation that on June 15, 1993, replaced the Northern Inland Waters Act (Canada) ("NIWA") pursuant to which DIAND previously exercised jurisdiction over the operation. The company's existing licenses under NIWA were deemed to continue under the NWTWA.

On January 19, 1995, the Canadian Environmental Assessment Act ("CEAA") came into force. Any changes or additions to existing operations at Lupin may be subject to environmental assessment by the federal government under the CEAA before any permits or licenses are issued under the NWTWA in respect of those changes or additions to existing operations.

The federal Departments of Fisheries & Oceans and Environment have an enforcement role in the event of environmental incidents, but presently have no direct, regulatory role in relation to Lupin.

Lupin is also subject to enforcement by the Northwest Territories Department of Natural Resources pursuant to the Northwest Territories Environmental Protection Act ("NWTEPA"). NWTEPA contains requirements to obtain licenses and permits which may, in the future, affect the Lupin operation, but those requirements are not presently in force. The company believes it is in substantial compliance with all relevant territorial environmental legislation.

Pursuant to an agreement (the "Nunavut Agreement") dated May 25, 1993 between the Inuit of Canada's eastern arctic region and Her Majesty the Queen in right of Canada, which agreement comes into force on April 1, 1999, the Inuit have been granted ownership of approximately 360,000 square kilometers of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometers of those lands. The company's Lupin mine is located in this Nunavut Settlement Area. Existing third party interests in lands in the Nunavut Settlement Area are protected under the Nunavut Agreement. Where a third party has been granted a mining lease under the Canada Mining Regulations in lands comprising the Nunavut Settlement Area, that interest will continue in accordance with the terms and conditions on which it was granted, including any rights granted under the legislation which gave rise to the interest. However, where any successor legislation would have the effect of diminishing the rights afforded to the federal government, it will not bind the Inuit without its consent. The Inuit are entitled to receive whatever compensation is payable by the interest holder for the use or exploitation of mineral rights. The federal government will continue to administer the third party interest on behalf of the Inuit, unless the third party and the Inuit enter into an agreement under which the third party agrees to the administration of their interest by the Inuit. In the event such an agreement is reached, the applicable legislation will cease to apply to the third party interest. Existing subsurface interests in such lands will continue to be administered in accordance with applicable legislation relating to those interests and are not affected by the Nunavut Agreement.

New third party interests in lands in the Nunavut Settlement Area will now be granted, in the case of surface rights, by the appropriate regional Inuit association and, in the case of subsurface rights, by Nunavut Tungavik Incorporated which will hold subsurface title to Inuit owned lands and who will be additionally responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights.

Also under the Nunavut Agreement the jurisdiction previously exercised by the Northwest Territories Water Board under the NWTWA will effectively be exercised by the Nunavut Water Board. Once the Nunavut Water Board is established, the company will be subject to its jurisdiction and any further approvals or licenses will have to be obtained from that Board. In the meantime, any changes or additions to existing operations that may require additional, or amendments to existing, licenses would be obtained from the Northwest Territories Water Board under the NWTWA.

On January 1, 1994, the North American Free Trade Agreement ("NAFTA") between Canada, the United States and Mexico came into force. The NAFTA amends the Investment Canada Act and its regulations and guidelines in that the investors of the United States and Mexico are treated more favorably than all other "non-Canadian" investors with respect to reviews by Investment Canada. Direct acquisitions of Canadian businesses by investors from the United States or Mexico are only subject to review if the acquisitions exceed a certain threshold which is adjusted annually according to the formula set out in Annex I to the NAFTA. However, indirect acquisitions of Canadian businesses by investors from the United States or Mexico are not subject to review.

The Competition Act (Canada) requires parties to certain transactions, if the parties to and the circumstances of the transaction meet certain size thresholds as designated in the Act, to provide the Director of Investigation and Research (the "Director") with detailed information about the transaction and the parties, and to observe a waiting period prior to closing. Without the Director's pre-clearance of the transaction by the expiration of the waiting period, the transaction will not be permitted to be completed. In order to be notifiable, transactions must meet the basic size threshold, namely, the parties to the transaction together with their affiliates (defined to include parent, subsidiary and sister corporations) must have assets in Canada or gross revenues from sales in, from or into Canada that exceed C$400 million. Assuming the size threshold is met, additional thresholds based on the type of transaction must be met before notification is required.

United States
The company's U.S. operations are subject to comprehensive regulation with respect to operational, environmental, safety and similar matters by federal agencies including the U.S. Department of the Interior, the U.S. Department of Agriculture (U.S. Forest Service), the U.S. Environmental Protection Agency ("EPA"), the U.S. Mine Safety and Health Administration ("MSHA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. If the company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations. The company spends substantial time, effort and funds in planning, constructing and operating its facilities to ensure compliance with U.S. environmental and other regulatory requirements. Such efforts and expenditures are common throughout the U.S. mining industry and generally should not have a material adverse effect on the company's competitive position.

The company believes its U.S. operations are in substantial compliance with applicable air and water quality laws and regulations and that it has acquired or applied for all permits required under such laws or requested by the states in which it is operating.

Certain wastes from mining and mineral processing operations are currently exempt from regulation under the Bevill amendment to the federal Resource Conservation and Recovery Act ("RCRA"). However, Congress may consider revision and reauthorization of RCRA, as well as the federal Clean Water Act and Endangered Species Act, each of which substantially affects mine development and operations. The effect of any revised or additional regulation on the company's U.S. operations cannot be determined until the legislative process is completed and new administrative rules are issued, but they can have a significant impact upon operations of all mining companies and increase the costs of those operations.

Legislation to change the general mining laws applicable to operations on federal lands has been introduced into the 105th Congress, which convened in January 1997, and additional introductions are expected. The result of such proposals is speculative.

The most material direct economic impact of potential mining law revision could be from royalties for production at the McCoy/Cove mine in Nevada, which is on federal land, and (to a lesser degree) at the 50%-owned Round Mountain mine in Nevada, 24% of whose reserves are on federal land. However, the company has completed all of the steps currently required under U.S. law to convert the McCoy/Cove and Round Mountain land to patented status (and thus likely to be exempt from any proposed royalty). The company's applications for patents are being processed, and the company expects the government to complete its administrative review and issue the patents in accordance with the regulations.

The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), commonly called the "Superfund Act," contains stringent reporting requirements for the release or disposal of hazardous substances, with substantial fines for noncompliance. In addition, under CERCLA, any party responsible for the release or threatened release of a hazardous substance into the environment is liable for all clean-up costs. Responsible parties under CERCLA include the owner or operator of the site where the release occurs or anyone who owned or operated the site when a disposal was made, regardless of culpability. Mining wastes are subject to CERCLA regulation if they contain hazardous substances, and EPA has included several mining sites on its list of high-priority sites for clean-up under CERCLA.

The Stibnite property near Yellow Pine, Idaho is the subject of a preliminary investigation/site assessment ("PI/SA") by the Environmental Protection Agency that indicates that the site may be eligible for inclusion on the National Priorities List ("NPL") under CERCLA. During 1985, Copper Range Company, then an acquired subsidiary of the company, and from November 1985 to December 1989, Round Mountain Gold Corporation, a subsidiary of the company, owned a 20% interest in a joint venture that controlled several claims in the Stibnite area. Copper Range Company, a subsidiary of the company from January 1985 until November 1985, is on the list of present and former owners or operators of properties at the Stibnite site. Round Mountain Gold Corporation, because it owned 20% of the joint venture between November 1985 and December 1989, also may have liability for a share of the cleanup costs at the site, if cleanup is undertaken pursuant to CERCLA. At this time, it is not possible to estimate the size of the potential cost of cleanup, or to state how much of that liability, if any, might be the responsibility of Round Mountain Gold Corporation. However, the current operator is conducting permitted mining operations which include remediation of the site, and no CERCLA action is presently anticipated.

Various types of dust control, revegetation and similar reclamation-related measures are generally required for the company's Nevada operations under specific state air or water quality and mine reclamation rules and permits. The Bureau of Land Management ("BLM") and Forest Service permits and Plans of Operations for the company's Nevada operations also contain some reclamation -related requirements. The Kettle River project is similarly subject to requirements for reclamation of disturbed surface areas by agreement with the State of Washington. The company believes its operations are in substantial compliance with these reclamation requirements.

The company believes that all of its U.S. operations are currently being conducted in substantial compliance with applicable MSHA and similar state labor, health and safety rules.

Mexico
The mining industry of Mexico operates under the authority of the federal government, which regulates prospecting, land tenure, safety, environmental protection, exports, taxation, labor and social legislation and business transactions.

The company believes that its Mexican ventures are carrying on their business efforts in substantial compliance with applicable laws and regulations.

Mexican industry is regulated with respect to environmental matters by the Secretariat for Environment, Natural Resources and Fisheries ("SEMARNAP"). This agency is the successor to the authority previously held by Secretariat for Social development ("SEDESOL"). SEMARNAP formulates and issues environmental laws, regulations and standards, under authority granted December 28, 1994.

Mexican companies are governed generally by the Commercial Law of Mexico and the Civil Law of Mexico. Mining is also governed by the Mining Law and Regulations of Mexico. The company's Mexican subsidiaries are organized under the Commercial Law and registered with the Mexican Public Registry of Commerce in Mexico City.

Mexican environmental laws applicable to discharges of water, control of air quality and management of hazardous substances will apply to the company's Mexican operations. In addition, the company is subject to the reclamation requirements of the Federal environmental laws. The Paredones Amarillos project is subject to additional reclamation and ecological protection requirements because part of it is located in the buffer zone for an Ecological Reserve. The company believes that it is in substantial compliance with all applicable corporate, environmental, reclamation and social welfare statutes.

Mineral rights in Mexico are the property of the federal government, which allows private parties to develop minerals under a system of concessions regulated by the Mining Law and Regulations. Only Mexican nationals or Mexican corporations may own concessions, and the rights of concessionaires to develop their minerals are not unlimited but must respect those of surface occupants. The federal government recognizes the rights of associations of landholders ("ejidos") who, though they do not own individual titles, have rights to enjoyment of parcels of land arising from membership in a group. The company's Caopas project has been the subject of lengthy discussions whith an ejido to clarify the terms and compensation under which the project will be developed. The company's Paredones Amarillos project has been registered with the Mining Public Registry, which endorses mineral ownership agreements and acts as the agency for notice of their existence and legal sufficiency. The company has expended substantial effort in clarifying its title to the concessions on which its Mexican projects depend; it believes that its concessions are validly issued by the federal government and that they give the company full rights allowed under the Mining Law and regulations.

Philippines
Under the 1987 Philippine Constitution, the State owns all lands of the public domain which includes minerals and other natural resources. Exploration, development and utilization of natural resources are under the full control and supervision of the State which may undertake such activities itself or enter into co-production, joint venture or production sharing agreements with citizens of the Philippines or corporations or associations whose share capital is at least 60% owned by citizens of the Philippines.

In February, 1995 the Philippine Mining Act (the "Mining Act") was enacted and in 1996 revised rules and regulations were promulgated under the Mining Act. The Mining Act and such rules and regulations deal comprehensively with the exploration, development, utilization and processing of all mineral resources. The Mining Act sets out the extent and method of allowable participation of foreign investments in the mining industry. The Mining Act also deals with mine safety and environmental protection. The Department of Environment and Natural Resources is the main department of the government which regulates mining activities. Various other agencies such as the Mines and Geosciences Bureau, the Environmental Management Bureau, the Forest Management Bureau and the National Water Resources Board also deal with ancillary aspects of the mining industry.

Under the Mining Act, mining operations may be undertaken through a mineral agreement which is a contract between the Philippine government and a contractor. There are generally three different types of such agreements, namely, a mineral production-sharing agreement, a co-production agreement or a joint venture agreement. Any one of the foregoing agreements gives the contractor, who must be a qualified person, the exclusive right to conduct mining operations and to extract all mineral resources in the contract area. A qualified person is a citizen of the Philippines with capacity to contract or a corporation, partnership, association, or cooperative organized or authorized to engage in mining, with technical and financial capability to undertake mineral resources development, duly registered in accordance with Philippine law and with at least 60% of its share capital owned by citizens of the Philippines.

The Mining Act mandates compliance by mining firms operating within the Philippines with all the environmental laws of the Philippines. It requires contractors to undertake an environmental protection and enhancement program covering the period of the mineral agreement or permit. The environmental program is required to be incorporated in the work program which the contractor or permittee must submit as an accompanying document to the application for a mineral agreement or permit. The work program is required to include plans regarding the rehabilitation of mineralized areas. Principally, this involves compliance with the Philippine Environmental Impact Assessment System which requires that prior to the operation of any environmentally critical project, an environmental clearance certificate be secured on the approval of an environmental impact statement with respect to such project. Any violation of the terms and conditions of the environmental clearance certificate could result in the cancellation of that certificate or the payment of a fine.

Brazil
Under Brazil's federal constitution, mineral resources are the property of the Brazilian Federation and, accordingly, they can only be explored through an official permit granted by the federal government. Mining activity is regulated by the Departamento Nacional de Produceo Mineral ("DNPM"). In general, few restrictions exist on foreign investments in the mining industry in Brazil.

Mining claims in Brazil may take the form of applications for prospecting, exploration permits or mining concessions. An application for prospecting is filed with the DNPM and is the first step in obtaining an exploration permit. The exploration permit, once granted, gives the applicant the right to explore the area covered by the permit. An application for prospecting must be supported by an exploration plan and must comply with certain other requirements. Provided the area of interest is not already covered by a pre-existing application or exploration permit and all requirements are met, the DNPM will normally grant the permit on a priority of application basis.

Mining concessions may be obtained only by corporations. A corporation normally has one year from receipt of DNPM approval of its report on the results of its exploration activities to apply for a mining concession for the intended area. The application must include a mining plan and an economic feasibility analysis. A mining concession gives the holder the right to extract and process the minerals contained in the deposit, in accordance with the plan approved by the DNPM and to market mine production. The holder of a mining concession has ownership of the mine production and the mining concession enables the holder to exploit the mine deposit until it is exhausted, generally with no fixed term. The holder of a mining concession also is entitled to sell or lease the concession, subject to government approval, which will normally be granted. Once a mining concession is granted, a mining company is required to obtain an operating permit for each mine that it wishes to operate. The operating permit is renewed annually subject to compliance with environmental matters.

The surface of land covered by a DNPM mining concession often is owned by private third parties. If a mining company is unable to negotiate a voluntary agreement with the landowner for the use of surface, under Brazilian law, sufficient land can be condemned to enable the mining company to access the mineral deposit, subject to payment of compensation to the landowner and always subject to all otherwise applicable land use and environmental regulations.

Special provisions and restrictions apply whenever mining activity is conducted on sites located along frontier areas or inside certain specified Indian protection areas. A frontier area is an area within 150 kilometers of the border of the Brazilian national territory.

Employees
At December 31, 1996, the company employed 2,281 persons excluding temporary employees directly involved in short-term programs, broken down as follows.

McCoy/Cove                                                      514
Round Mountain, including ancillary services                    599
Lupin, including aviation, winter road and Ulu                  556
Kettle River                                                    219
Exploration and development, including local
    nationals                                                   197
Technical and corporate staff                                   161
Other, including Alaska and Sunnyside                            35
                                                              -----
                                                              2,281
                                                              =====

A sufficient supply of qualified workers is available for both Canadian and U.S. operations, although the continuation of such supply depends upon a number of factors, including, principally, the demand occasioned by other projects. None of the company's employees are represented by labor unions. The company believes it generally has good relations with its employees. The company provides its employees with a competitive compensation package and comprehensive benefits program.

Executive Officers of the Registrant
The executive officers of the company are listed below.

                                  Position with the company and business experience within the
Name                      Age     last five years
---------------------------------------------------------------------------------------------------
                           C>
JOHN L. AZLANT            50      Senior Vice President, Business Development  of the company since
                                  November  1993; prior  thereto Senior  Vice  President and  Chief
                                  Financial Officer of Pegasus Gold Inc.

SCOTT A. CALDWELL         40      Vice President,  Operations of  the company  since January  1997;
                                  Vice  President, Project  Development of the company from  July
                                  1996 to January  1997; Vice President,  Operations of  Compania
                                  Minera  Dona Ines de Collahuasi  S.A. (Chile) from August 1995 to
                                  July 1996; Senior Mines Manager of  PT Freeport Indonesia Company
                                  from  June 1989 to June  1995; prior thereto  Mines Manager of PT
                                  Freeport Indonesia Company

PETER H. CHEESBROUGH      45      Senior Vice President, Finance  and Chief  Financial Officer  of
                                  the  company since June 1993, prior  thereto  Vice  President,
                                  Controller and Principal Accounting Officer of the company

RICHARD C. KRAUS          50      President and Chief Executive Officer of the company since June
                                  1994; prior thereto President and Chief Operating Officer of the company

ROBERT L. LECLERC, Q.C.   52      Chairman of the  company since  May  1996;  Chairman  and Chief
                                  Executive Officer  and partner, Milner Fenerty (barristers and solicitors) from  December 1993 to June 1996; prior thereto partner of Milner Fenerty

GERALD A. TYWONIUK        35      Vice President, Controller and Principal Accounting Officer of
                                  the company since June 1995;  Controller and Principal Accounting
                                  Officer of the company from June 1993 to June 1995;  prior thereto various mine site and  corporate financial positions with the company

ROBERT D. WUNDER          47      Senior Vice President, Project Development of the  company since
                                  March 1996; Manager, Strategic Development of BHP  Minerals from
                                  July  1995 to  March 1996; Vice President, Operations of a
                                  subsidiary of BHP Minerals (Chile) from May 1993 to July 1995;
                                  Executive Vice  President, Minerals Marketing of BHP Minerals
                                  (Japan) from  March  1992 to May 1993;  prior thereto General
                                  Manager, Groote Eylandt Mining Company (Australia)
---------------------------------------------------------------------------------------------------

Insurance and Mining Risks
The company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability insurance of a total of $50 million per occurrence, which is available to all operations. The company carries special liability policies applicable to aircraft and motor vehicles. It is also insured against dishonesty and gold and silver bullion thefts, as well as losses of goods in transit. The property damage and boiler and machinery insurance policies include coverage for business interruption, resulting from an insured loss, subject to a five day waiting period and a maximum indemnification period of one year.

Risks not insured against include mine cave-ins, mine floodings and other uninsurable underground hazards, and most types of environmental pollution against which the company cannot insure or against which it has elected not to insure.

The company believes that it has taken adequate precautions to minimize the risk of environmental pollution. However, with respect to certain mines, there is some risk that cyanide may escape from leach pads or tailings dams in sufficient quantities to cause water or surface pollution and there is some risk of environmental impairment liability under environmental laws. See "Government Regulation."

Underground mining is generally subject to certain types of risks and hazards, including unusual or unexpected formations, pressures, cave-ins, flooding and other conditions. The company has not experienced any significant cave-ins at its underground mines. In addition, because mining can be conducted on a number of different levels at the same time, a cave-in in one area would not necessarily affect mining in other areas.

Open-pit mining, such as that conducted at certain of the company's mines, is generally subject to certain types of risks and hazards, primarily unpredictable pit wall failure. Open pit mining is conducted in phases and a pit wall failure in one area would not necessarily affect overall pit design or mining in unaffected areas. See "McCoy/Cove" regarding the company's $30.0 million provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall.

Supplies, Utilities and Transportation
The principal supplies needed for the operation of the company's mines are explosives, diesel fuel, chemical reagents (including cyanide, lime, sulfur dioxide, sodium hydroxide and zinc dust), cement, equipment parts and lubricants.

Power is supplied to the company's mines by power companies or by diesel generators. Each mine has access to adequate water.

Each of the U.S. mines has good road access by either paved or gravel roads from state highways.

See also "Lupin--Supplies, Utilities and Transportation."

Waste Disposal
Heap leaching is done with a weak cyanide solution held within a closed circuit, which includes the leach pads and surface holding ponds. Leached ore from the reusable pad at Round Mountain is washed and deposited adjacent to the mine site. Where dedicated pads are used, the leached ore remains on the pads. Mill processing may use a cyanide leaching solution, which is contained within the mills' processing circuits. See "Government Regulation."

See also "Lupin--Water Supply and Waste Disposal."

Royalties
Production from the company's mines is subject to certain royalties. These are described in note 16 to the company's consolidated financial statements.

History of the Company
The company was incorporated in Canada in 1964. Between 1964 and 1982, the company developed and operated several silver mines near Port Radium in the Northwest Territories of Canada and produced 35.5 million ounces of silver. These silver reserves were mined out in 1982.

In 1979, the company optioned the Lupin gold property, located 190 miles east of Port Radium. Construction of the Lupin mine began in August 1980, and commercial production commenced in October 1982. During 1982 through 1984, the company concentrated efforts on developing the Lupin mine.

With earnings generated from Lupin, the company initiated an aggressive acquisition, exploration and development program.

During 1985 and 1986, the company acquired a 50% interest in the Round Mountain mine and 100% interests in the McCoy, Borealis, Manhattan, Sunnyside and Illipah mines. The Cove deposit was discovered adjacent to the McCoy mine in early 1987, and major expansions at McCoy/Cove and Round Mountain were started in 1988. The mine expansions were substantially funded by borrowing gold and silver. Gold and silver financing allowed the company to hedge future production and to obtain the low interest rates associated with bullion financings. The Borealis, Manhattan, Sunnyside and Illipah mines have subsequently been mined out and closed.

In 1990, the company brought the Kettle River mine in Washington state into commercial production. In 1992, the company increased its ownership interest to 100% from 70% when the company's 30% partner withdrew from the Kettle River joint venture.

Beginning in 1993, the company increased exploration activities significantly. Exploration programs are being funded at all operating properties and also at many other locations along the major gold belts of North America, Central America, South America, West Africa and the Philippines. Most of the company's exploration expenditures were made outside of the United States and Canada.

In 1995, the company added five development properties: Paredones Amarillos in Mexico, Chapada in Brazil, Kingking in the Philippines, and Aquarius and Ulu in Canada. The company sold its interest in the Kensington project to its joint venture partner in 1995.

In 1996, the company continued its high level of exploration and development activities. Underground development began at Ulu in 1996 and construction is expected to begin at Aquarius and Paredones Amarillos in 1997. Feasibility studies and further exploration are in progress at Chapada and Kingking, and initial feasibility studies are expected to be completed in 1997. The company wrote off its entire remaining investment in the Alaska-Juneau project in 1996.

During 1996, the company increased its ownership from 7% to 51% of the outstanding common shares of Santa Elina Gold Corporation ("Santa Elina"). Santa Elina holds interests in mining properties, principally in Brazil, and also in Bolivia.

RISK FACTORS
Mining and Processing
The company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

The company's processing facilities are dependent on continuous mine feed to remain in operation. Insofar as the company's mines may not maintain material stockpiles of ore or material in process, any significant disruption in either mine feed or processing throughput, whether due to equipment failures, adverse weather conditions, supply interruptions, labor force disruptions or other issues, may have an immediate adverse effect on the results of operations of the company. A significant reduction in mine feed or processing throughput at a particular mine could cause the unit cost of production to increase to the point where the company could determine that some or all of the company's reserves were uneconomic to exploit.

In the case of development projects, including new pits or underground mines at currently operated properties or expansions of existing mines, although the company utilizes the operating history of its existing mines to derive estimates of future operating costs and capital requirements, such estimates may differ materially from actual operating results. The economic feasibility of any individual project is based upon, among other things, the interpretation of geological data obtained from drill holes and other sampling techniques, feasibility studies (which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed), the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climatic conditions, estimates of labor productivity and other factors. Such development projects also are subject to the successful completion of final feasibility studies, issuance of necessary permits and receipt of adequate financing. Although the company's feasibility studies are completed with the company's knowledge of the operating history of similar ore bodies in the region, the actual operating results of its development projects may differ materially from those anticipated, and uncertainties related to operations are even greater in the case of development projects.

The company periodically reviews mining schedules, production levels and asset lives in its life-of-mine planning for all of its operating and development properties. Significant changes in the life-of-mine plans can occur as a result of mining experience, new ore discoveries, changes in mining methods and rates, process changes, investments in new equipment and technology, and other factors. Based on year-end ore reserves and each current life-of-mine plan, the company reviews its accounting estimates and makes needed adjustments. This complex process continues for the life of every mine.

As a result of the foregoing risks, among other things, expenditures on any and all projects, actual production quantities and rates, and cash costs may be materially and adversely affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case especially to the extent development projects are involved. Any such events can materially and adversely affect the company's business, financial condition, results of operations and cash flows.

Uncertainty of Reserve and Other Mineralization Estimates
There are numerous uncertainties inherent in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the company. The estimation of reserves and other mineralization involves subjective judgments about many relevant factors, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Assumptions about prices are subject to great uncertainty and gold and silver prices have fluctuated widely in recent years. See "Gold and Silver Price Volatility." No assurance can be given that the volume and grade of reserves mined and processed and recovery rates will not be less than anticipated. Declines in the market price of gold and related precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization uneconomic to exploit. If the price realized by the company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the company potentially could experience reductions in reserves and asset write-downs. Under certain such circumstances, the company may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

Gold and Silver Price Volatility
The profitability of the company's current operations is directly related and sensitive to the market price of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the company's control, including expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, forward selling by producers, central bank sales and purchases of gold and silver, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, global or regional political, economic or financial situations and a number of other factors. See "Gold Prices" and "Silver Prices."

The current demand for, and supply of, gold and silver affect the prices of such minerals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold or silver prices should decline below the company's cash costs of production and remain at such levels for any sustained period, the company could determine that it is not economically feasible to continue commercial production at any or all of its mines. Although the company has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the company's hedging strategies will be successful. See "Precious Metal Sales and Hedging Activities."

The prices used in estimating the company's ore reserves at December 31, 1996 were $375 per ounce of gold and $5.00 per ounce of silver. The market prices were $369 per ounce of gold and $4.87 per ounce of silver at December 31, 1996. If the company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than that used at December 31, 1996, there would likely be a material reduction in the amount of gold reserves. Should such reductions occur, material write-downs of the company's investment in mining properties may be required.

Exploration and Development
Exploration for gold and related precious metals is highly speculative in nature, involves many risks and frequently is unsuccessful. There can be no assurance that the company's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the company's proven or probable reserves. If proven or probable reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the company's exploration programs will result in the replacement of current production with new reserves or that the company's development program will be able to extend the life of the company's existing mines. In the event that new reserves are not developed, the company will not be able to sustain its current level of gold or silver production beyond the life of its existing reserves.

Insurance and Mining Risks
The business of gold and silver mining is generally subject to a number of risks and hazards, including environmental conditions, industrial accidents, labor disputes, encountering unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage to a joint venture's properties or the properties of others, delays in mining, monetary losses and possible legal liability. The company maintains insurance against certain risks that are typical in the gold mining industry and in amounts that the company believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the company or to other companies within the industry on acceptable terms. See "Insurance and Mining Risks."

Governmental Regulation
The company's mining operations and exploration activities are subject to extensive foreign or U.S. federal, state and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection and remediation of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances and other matters. See "Governmental Regulation." The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the company's mines and other facilities in compliance with such laws and regulations is significant. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the company would not proceed with the development or operation of a mine.

As part of its normal course operating and development activities, the company has expended significant resources, both financial and managerial, to comply with governmental regulations and permitting requirements, and anticipates that it will continue to do so in the future. Moreover, it is possible that future developments, such as increasingly strict environmental protection laws, regulations and enforcement policies thereunder, and claims for damages to property and persons resulting from the company's operations, could result in substantial costs and liabilities in the future.

The company is required to obtain governmental permits to develop its reserves and for expansion or advanced exploration activities at its operating properties and its exploration properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous foreign or U.S. federal, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the company's control. In the case of foreign operations, governmental approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. In the context of environmental protection permitting, including the approval of reclamation plans, the company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. The failure to obtain certain permits, or the imposition of extensive conditions upon certain permits, could have a material adverse effect on the company's business, operations and prospects.

In past sessions of the United States Congress, both the House of Representatives and Senate have considered legislation that seeks to reform the General Mining Law of 1872, as amended (the "Mining Law"), which governs the location and maintenance of unpatented mining claims and related activities on federal lands. As part of the most recent budget reconciliation process, each of the Senate and the House of Representatives passed separate legislation that sought to reform the Mining Law, although such legislation was not enacted into law. The company anticipates that if Congress were to enact legislation modifying the Mining Law, such legislation may impose a royalty on production of minerals from unpatented mining claims, and could contain new requirements for mined land reclamation and other environmental control measures. The extent to which any such new legislation would affect existing unpatented mining claims or mining operations thereon is unclear at this time. Any reform of the Mining Law based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the company and its results of operations. Until such time, if any, as new reform legislation is enacted, the ultimate effects and costs of compliance on the company cannot be estimated. See "Governmental Regulation."

Risk of International Operations
In certain countries in which the company has assets and operations, such assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war or civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, in the event of a dispute arising from foreign operations, the company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada. The company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. It is not possible for the company to accurately predict such developments or changes in law or policy or to what extent any such developments or changes may have a material adverse effect on the company's operations.

Title to Properties
Certain of the company's United States mineral rights consist of unpatented lode mining claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and may be either lode claims or placer claims depending upon the nature of the deposit within the claim. In addition, unpatented millsite claims, which may be used for processing operations or other activities ancillary to mining operations, may be located on federal public lands that are non-mineral in character. Unpatented mining claims and millsites are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. The Mining Law includes provisions for obtaining a patent, which is essentially equivalent to fee title, for an unpatented mining claim upon compliance with certain statutory requirements (including the discovery of a valuable mineral deposit).

Competition
The company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing precious metals. As a result of this competition, some of which is with companies with greater financial resources than the company, the company may be unable to acquire attractive mining properties on terms it considers acceptable. The company also competes with other mining companies for skilled mine workers. Such competition may result in higher turnover and greater labor costs for the company. See "Employees."

Exchange Rates
The profitability of the company's Canadian operations is affected by fluctuations in the Canadian dollar exchange rate for U.S. dollars. See "Exchange Rates."

The profitability of the company's Paredones Amarillos project in Mexico will be affected by fluctuations in the Mexican peso exchange rate for U.S. dollars. The company used an exchange rate of 7.5 Mexican pesos to one U.S. dollar in its feasibility study. See "Construction Programs--Paredones Amarillos."

GLOSSARY
The following terms are described to aid in understanding the company's Form 10-K. Geological terms are not generally included.

ADIT--A tunnel driven horizontally into the side of the mountain or hill to gain access to mineralization for exploration or mining.

ASSAY--A chemical test performed on a sample of ore, mineral or rock to determine the mineralized content.

CALL OPTION--An option contract that gives the holder the right, but not the obligation, to buy a specific commodity for a limited time period at a fixed price.

CONCENTRATE--A metal-rich product from a mineral separation process such as flotation. The metals are "concentrated" from ore and the remainder is discarded as neutralized tailings. The contained metals are recovered from the concentrates either by leaching or by smelting.

CONTANGO--The premium paid over spot prices on a forward contract. The contango is based on the difference between the cost of leasing gold and current money interest rates.

DILUTION--The unwanted but unavoidable inclusion of some barren or low-grade rock along with the ore being mined. This lowers the grade of the mined material.

DORE--An unrefined bar of bullion containing an alloy of gold, silver and impurities. The company ships dore bars to refiners for further processing, then sells them to precious metal dealers, mainly banks and their affiliates.

DRIFT--An underground horizontal passage providing access to a mineralized area.

DRILLING
Blasthole Drilling--The drilling of holes in rock to insert with an explosive charge. The drill holes are usually about 10-25 feet apart. The ensuing synchronized blast will break up the rock so it can be dug out.

Diamond (or Core) Drilling--Drilling with a hollow diamond-studded bit to cut out a solid rock core. A column of rock is extracted from inside the drill rod for geological examination and assay.

In-Fill Drilling--Drilling between widely spaced holes (typically up to 200 feet apart) to establish or upgrade the ore reserve classification.

Rotary Drilling--Drilling with a bit that breaks the rock into chips. The chips are continually flushed from the hole (outside the drill pipe) and are collected in sequence for geological examination and assay.

Reverse-Circulation Drilling--A type of Rotary Drilling that uses a double-walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit, and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

Step-Out Drilling--Drilling at widely spaced intervals (typically in increments of 300 feet) outward from known deposits to test for extensions of mineralization.

EXERCISE (OR STRIKE) PRICE--The price at which the underlying commodity or security can be bought, sold, or settled on exercise of the option contract. In the case of a call option, the exercise price is the price at which the buyer of the option has the right to purchase the underlying commodity or security. In the case of a put option, the exercise price is the price at which the buyer of the option has the right to sell the underlying commodity or security.

EXPLORATION--Exploration can be divided into three basic categories:

Grassroots Exploration--Exploration for ore in an area that has the correct geologic setting, although no ore may have been found yet in that precise location.

Headframe Exploration--Exploration for a separate ore body "within sight of the headframe" of an existing mine.

Definition Exploration--Exploration that defines an ore body, or searches for extensions to it, once it has been discovered.

FEASIBILITY STUDIES--Determinations of the economic feasibility of mining a deposit, based on progressively greater levels of information.

Initial Feasibility (Level 1)--A preliminary estimate of what the economic parameters of mining a deposit are likely to be, based on a particular mining plan, process flow sheet, facility design, infrastructure, and estimated capital and operating costs. A Level 1 estimate usually describes an installation that might be built. The deposit is classified as other mineralization.

Detailed/Optimized Feasibility (Level 2)--A refinement and reassessment of the initial study, based on extensive additional information, detailed engineering, and optimization work. This provides a level of confidence such that a decision to build the project can be made. A Level 2 estimate generally describes an installation that probably will be built, rather than an installation which is conceptual only. The deposit is now classified as ore reserves.

Definitive Feasibility (Level 3)--Yet a further increase in the level of engineering and other detailed work. The designs and estimates provided in the Level 3 estimate are for the installation that will be built with minimal modifications. The company would not normally proceed to this level of detail before making a construction decision unless it were to be required for stand-alone project financing.

FLOTATION--A process for concentrating minerals based on the selective adhesion of certain minerals to air bubbles in a mixture of water and ground-up ore. When the right chemicals are added to a frothy water bath of ore that has been ground to the consistency of talcum powder, the minerals will float to the surface. The metal-rich flotation concentrate is then skimmed off the surface.

FORWARD CONTRACT--A legal agreement to buy or sell a commodity at a specific price on a future date.

GOLD LOAN--A low interest cost method of debt financing that also acts to hedge future selling prices. A gold producer borrows gold bullion from a bank or dealer and sells it on the spot market, thereby establishing the sales price for the quantity of gold borrowed. The producer replaces the borrowed gold from its future production according to an agreed upon schedule. A gold loan allows the producer to receive the proceeds from the sale of the borrowed gold immediately, rather than as the metal is produced.

GRADE--The metal content of ore. With precious metals, grade is expressed as troy ounces per ton of ore.

Cut-off Grade--The minimum grade of ore that can be mined and processed economically.

HEAP LEACHING--A low-cost leaching process in which ore is placed in a large heap on an impermeable pad. The solvent, a weak cyanide solution, is dripped or sprinkled over the heap and collected at the bottom after percolating through the ore and dissolving the metals. See the illustration in "Mine Processing."

LEACHING--The extraction of a soluble metallic compound from ore by dissolving the metals in a solvent. See also Heap Leaching.

LEACH CYCLE--The average amount of time that ore is leached.

LEACH PAD--A large, impermeable foundation or pad used as a base for ore during heap leaching. The pad prevents the leach solution from escaping out of the circuit.

Dedicated Pad--A Leach Pad which is constructed to permanently accommodate one ore heap. The pad forms the tailings pile when economic recovery has been reached and the pad neutralized.

Reusable Pad--A pad where ore is loaded and then unloaded at the end of each Leach Cycle. The pad, made of durable materials, can be reused continually.

MILL--A plant where ore is ground, usually to fine powder, and the metals are extracted by physical and/or chemical processes. See the illustration in "Mine Processing."

MINERALIZATION--Mineral-bearing rock. In this report, mineralization generally refers to the presence of gold and silver established by widely spaced drilling. It is referred to as "other mineralization" to distinguish it from "proven and probable reserves." See Ore Reserves.

ORE BODY--A mineral deposit that can be mined at a profit under existing economic conditions.

ORE PASS--A vertical or steeply inclined raise used to move ore by gravity to the mine level where it will be crushed and hoisted to surface.

ORE RESERVES--The tonnage and grade of an economically and legally extractable ore body. The company's reserves are minable reserves and do not reflect losses in the recovery process. They include allowance for dilution of ore in the mining process. Securities regulations in both Canada and the U.S. set strict requirements for proven and probable ore reserves.

Proven Ore Reserves--"Proven ore" or "measured ore" means that material for which tonnage is computed from dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of adequate sampling, and for which sites for inspection, sampling and measurement are so spaced and the geological character so well defined that the size, shape and mineral content are established, and for which the computed tonnage and grade are judged to be accurate within limits which shall be stated and for which it shall be stated whether the tonnage and grade of proven ore or measured ore are "in-situ" or extractable, with dilution factors shown, and reasons for the use of these dilution factors clearly explained.

Probable Ore Reserves--"Probable ore" or "indicated ore" means that material for which tonnage and grade are computed partly from specific measurements, samples or production data, and partly from projection for a reasonable distance on geological evidence, and for which the sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to outline the material completely or to establish its grade throughout.

The Canadian and U.S. regulations are presented in "Reserves."

OTHER MINERALIZATION--See Mineralization.

OUNCE--Throughout this report, the terms "ounce" and "milliounce" are used as abbreviations for the troy ounce measure of weight. The troy ounce has been used exclusively as a previous metals measurement, probably since the 16th century.

                     One troy ounce = 1.097 avoirdupois ounces
                                    = 31.103 grams
                     One milliounce = 0.001 ounce

PUT OPTION--An option contract that gives the holder the right, but not the obligation, to sell a specific commodity for a limited time period at a fixed price.

RAMP--An underground tunnel providing access for exploration or the movement of materials and equipment between mine levels.

RECOVERY RATE--The percentage of metals recovered in a mineral separation process. Recovery rates vary considerably depending on physical, metallurgical and economic circumstances.

RESERVES--See Ore Reserves.

RUN-OF-MINE ORE--Uncrushed ore in its natural state just as it is when blasted.

SHAFT--A vertical accessway to a mine. Shafts are used for the movement of personnel and materials, including ore and nonmineralized rock.

SPOT DEFERRED SALE--Similar to a forward sale except the date of sale may be deferred many times before the gold is ultimately delivered. The contango will increase at each deferral or roll forward.

STOPE--An underground working area where ore is mined.

SWAP--Transactions that generally involve the contractual exchange of interest payment obligations, currency positions, or commodities (or any combination thereof), on a specified amount of notional principal for a specified period of time.

TAILINGS--The neutralized material discarded after the economically recoverable metals have been extracted from the ore by Milling or Heap Leaching.

TON--The short ton is used throughout this report. It is a unit of weight equal to 2,000 pounds or 907.2 kilograms.

WASTE-TO-ORE RATIO--In an open pit mine, large quantities of nonmineralized rock often cover up the ore and must be removed. The stripping ratio is the number of tons of nonmineralized material removed per ton of ore mined.

GOLD PRICES
The following table sets forth annual high, low, average and end of period afternoon fixing gold prices in U.S. dollars per troy ounce on the London Bullion Market.

                                            Year ended December 31,
                         -------------------------------------------------------------------
                         1997*       1996         1995         1994         1993        1992
                         -----       ----         ----         ----         ----        ----
High                     $369        $415         $396         $396         $406        $360
Low                       346         367          372          370          326         330
Average                   356         388          384          384          360         344
End of Period             346         369          387          383          392         333

* Through January 31, 1997

SILVER PRICES
The following table sets forth annual high, low, average and end of period noon prices in U.S. dollars per troy ounce as quoted by Handy & Harman.

                                                       Year ended December 31,
                                       -------------------------------------------------------------
                                1997*        1996         1995         1994         1993        1992
                          -----------  ----------   ----------  -----------  -----------  ----------
High                         $5.03        $5.79        $6.01       $ 5.76       $5.37        $4.32
Low                           4.65         4.67         4.36         4.63        3.55         3.63
Average                       4.76         5.18         5.20         5.29        4.30         3.94
End of Period                 4.83         4.87         5.11         4.87        5.08         3.67

* Through January 31, 1997

EXCHANGE RATES
The exchange rates of the Canadian dollar to the U.S. dollar at the end of each period and the high, the low and the average exchange rates for each period, were as follows (such rates, which are expressed in Canadian dollars, being the noon buying rates in New York City for cable transfers in U.S. dollars as certified for customs purposes by the Federal Reserve Bank of New York).

                                                              Year ended December 31,
                                      ---------------------------------------------------------------------------
                          1997*            1996            1995            1994            1993             1992
                          -----            ----            ----            ----            ----             ----
High                  C$ 1.3357      C$  1.3310       C$ 1.3285       C$ 1.3103       C$ 1.2428        C$ 1.1420
Low                      1.3742          1.3822          1.4238          1.4078          1.3443           1.2885
Average                  1.3494          1.3638          1.3689          1.3699          1.2939           1.2143
End of Period            1.3474          1.3697          1.3655          1.4030          1.3255           1.2714

* Through January 31, 1997

CONVERSION TABLE
For ease of reference, the following conversion factors are provided.

                 1 mile                  =        1.6093 kilometers
                 1 foot                  =        0.305 meter
                 1 acre                  =        0.4047 hectare
                 1 U.S. gallon           =        3.785 liters
                 1 short ton             =        2,000 pounds
                                         =        907.2 kilograms
                 1 troy ounce            =        1.097 avoirdupois ounces
                                         =        31.103 grams

The term "ounce" as used in this report means "troy ounce."

MINE PROCESSING
Milling is the traditional method of recovering gold from ore. McCoy/Cove, Lupin and Kettle River use milling as will Aquarius and Paredones Amarillos. Details of the process vary from mine to mine, but the principles remain the same. The mill recovery process at the McCoy/Cove operation, where both oxide ores and sulfide ores are processed, is illustrated on page 43.

Heap leaching is a low-cost gold recovery process that can only be successfully applied to certain oxidized, permeable ores. It has a lower recovery rate than milling but is a less expensive process. Heap leaching is particularly suited to large, low-grade oxide ore deposits. Both Round Mountain and McCoy/Cove use heap leaching. Details of the process vary from mine to mine, but the principles remain the same. To describe how the heap leach process works, the Round Mountain mine's reusable leach pad process is illustrated on page 44.

           GENERAL DESCRIPTION OF MINING AND MILL RECOVERY PROCESS

Milling is the traditional method of recovering gold from ore. Details of the process vary from mine to mine, but the principles remain the same. (Heap leaching is another method of recovering gold from certain types of low-grade ore, described on the next page.) Here is how the mill recovery process works at the McCoy/Cove operation, where the company has both oxide ores and sulfide ores.

                Ore is blasted and trucked from an open pit to the mill. Ore is gold-bearing rock. After it's blasted, it ranges from powder to boulders as large as five feet across.

                A giant jaw crusher reduces all of the ore to eight inches or smaller.

                Crushed ore is ground to the consistency of fine sand in a series of three grinding mills. Steel balls tumble with the ore and water inside huge rotating drums, pulverizing the ore and liberating most of the gold and silver.

            After grinding, sulfide ores need two extra steps that oxide ores don't: flotation and regrinding.

            Flotation is a method of concentrating sulfide ores. The mineral particles are floated to the surface by a froth of induced air, where they concentrate and are skimmed off. The remaining under-flow, which still contains some gold and silver, skips the next step.

            The sand-size concentrated sulfide particles are reground even finer, to the size of talcum powder. This frees the precious metals from the sulfides trapping them.

                Oxide ores, sulfide ore underflows, and reground sulfide concentrates all go to large leaching tanks, where a cyanide solution dissolves the gold and silver from the solids like hot water leaches tea from tea leaves.

                After 36 to 96 hours, zinc powder is added to the "pregnant" leach solution. This precipitates the gold and silver from the solution in the form of metallic powder. The powder is collected on filters and smelted into bullion bars. The bars are shipped to refineries for further processing into the pure metals.

                The leftover solids from the leach tanks, called tailings, are pumped to a treatment plant, where the contaminants are neutralized using sulfur dioxide (SO2) and air. The tailings are then pumped to a lined tailings pond. The solids settle to the bottom, and the water that doesn't evaporate is recirculated back to the mill.


                                 [FLOW CHART]

GENERAL DESCRIPTION OF MINING AND HEAP-LEACH RECOVERY PROCESS

Heap leaching is a gold recovery process that can only be applied to permeable ores. It has a lower recovery rate than milling, but lower-grade ores can be economically heap leached rather than milled because heap leaching costs are much lower. Here is how Round Mountain's reusable leach pad process works. The details, but not the principles, vary among individual mines.

              Ore is mined and hauled by truck from the open pit. Ore is gold-bearing rock.

              Crushing reduces the ore to less than three-quarters of an inch in size. Lime is added to stabilize the cyanide.


              After being loaded onto the impermeable leach pad, the ore is sprinkled for approximately 110 days with a weak sodium cyanide solution. This penetrates the ore, dissolving the almost-microscopic bits of gold and silver. The "pregnant" solution drains to the collection area at the lower side of the pad and flows to a pump. At the end of the leach cycle, the leached ore is washed with water and drained.

              The pregnant solution is pumped through a series of tanks containing activated carbon, which removes the gold and silver from the cyanide solution. The "barren" solution is recycled back to the leach pads.

              The gold and silver are stripped from the carbon, forming a highly concentrated solution. The carbon is regenerated and returned to the adsorption circuit.


              The precious metals in the concentrated solution are electrolytically deposited on steel wool cathodes in the electrowinning cells.


              The gold precipitated on the cathodes is then placed into an electrorefining cell, where the gold is plated out in the form of foil. The foil is fire-refined into dore bars containing about half gold and half silver, together with minor amounts of impurities.

              The dore bars are shipped to a precious metals refinery for final processing into pure gold and silver.

                                 [FLOW CHART]

                           ITEM 3--LEGAL PROCEEDINGS

ALASKA-JUNEAU
During 1994, the U.S. Attorney began an investigation of potential Clean Water Act violations. The investigation is to determine whether the company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. The outcome of this investigation is uncertain.

See "Business and Properties--Other--Government Regulations."

SUMMA
See note 16 to the company's consolidated financial statements.

OTHER
The company is also engaged in routine litigation incidental to its business.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

   ITEM 5--MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
                                    MATTERS

MARKET INFORMATION
The company's common shares were first sold to the public at $2.36 per share in April 1983 after giving effect to the six-for-five share split in 1983 and the two-for-one share split in 1987. The company's stock exchange listings, together with the date of listing, are set out below.

         Canada--Toronto and Montreal (April 1983)
         United States--American (October 1983)
         France--Paris (March 1985)
         Belgium--Brussels (October 1985)
         Switzerland--Zurich and Geneva (April 1987)
         Germany--Frankfurt, Berlin and Dusseldorf (November 1988)

The following table sets forth for the period from January 1, 1995 through February 28, 1997 the high and low reported prices and trading volume of the common shares on The Toronto Stock Exchange and the American Stock Exchange.

                            The Toronto Stock Exchange              American Stock Exchange
                            ---------------------------             -----------------------
                             High        Low      Volume           High        Low       Volume
                          (Canadian Dollars)  (shares in           (U.S. Dollars)    (shares in
                                              thousands)                             thousands)
-------------------------------------------------------------------------------------------------
1995
----
First Quarter               15.00        12.00       4,410        10.63         8.63       33,740
Second Quarter              15.00        12.00       5,142        10.75         8.75       27,712
Third Quarter               15.63        12.50       9,500        11.50         9.06       34,604
Fourth Quarter              15.25        12.00      14,306        11.25         8.88       32,295
1996
----
First Quarter               20.25        14.38      54,064        14.75        10.50       54,646
Second Quarter              19.13        14.40      14,822        14.13        10.50       29,577
Third Quarter               15.20        11.45      16,007        11.25         8.44       26,632
October                     12.45        10.40       4,704         9.13         7.75        8,908
November                    11.20         8.15      12,863         8.38         6.06       23,960
December                    10.40         8.00       5,002         7.50         5.88       17,057
1997
----
January                      9.50         8.10       3,556         7.00         6.00       17,878
--------------------------------------------------------------------------------------------------

On January 31, 1997, the closing price of the common shares on The Toronto Stock Exchange and on the American Stock Exchange was C$8.70 and U.S.$6.44, respectively.

On January 31, 1997, the company had 139,357,131 common shares outstanding held by approximately 65,000 registered and nominee shareholders.

DIVIDENDS
The company has suspended payment of dividends beginning in 1997. This will save approximately $21 million over the next two years for mine development, based on the company's prior practice of paying dividends totaling $0.0750 per share per year as was done in 1996, 1995 and 1994. Dividends payable to Canadian residents had been converted to and paid in Canadian dollars.

The declaration and payment of future dividends is dependent upon the company's capital requirements, earnings and economic outlook. See "Certain Tax Matters--Canadian Federal Income Tax Considerations" for information with respect to Canadian withholding tax applicable to non-Canadian shareholders.

CERTAIN TAX MATTERS
The following paragraphs summarize certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on common shares of the company and certain Canadian federal income tax considerations in connection with a disposition of common shares by non-residents of Canada. These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect. There are other potentially significant United States and Canadian federal income tax considerations and state, provincial or local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from taxpayer to taxpayer depending on the taxpayer's particular status. Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations which may apply to their particular situation.

United States Federal Income Tax Considerations
Dividends on common shares paid to citizens or residents of the U.S. or to U.S. corporations (including any Canadian federal income tax withheld) will be generally subject to U.S. federal ordinary income taxation. Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the company, in which case a portion of such dividend may be eligible for such deduction).

U.S. corporations, U.S. citizens and U.S. residents will generally be entitled, subject to certain limitations, to a credit against their U.S. federal income tax for Canadian federal income taxes withheld from such dividends. Taxpayers may claim a deduction for such taxes if they do not elect to claim such tax credit. No deduction for foreign taxes may be claimed by an individual taxpayer who does not itemize deductions. Because the application of the foreign tax credit depends upon the particular circumstances of each shareholder, shareholders are urged to consult their own tax advisors in this regard. Non-resident aliens and foreign corporations will be subject to U.S. federal income taxation at graduated rates upon dividends or gain with respect to their common shares (and may be entitled to such tax credit or such deduction), if such income or gain is treated as effectively connected with the conduct of the recipient's trade or business within the United States.

Canadian Federal Income Tax Considerations
Dividends paid on common shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada-U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on common shares is generally 15%.

Generally, a non-resident of Canada who holds common shares as capital property will not be subject to Canadian federal income tax on capital gains realized on the disposition of his common shares.

                       ITEM 6--SELECTED FINANCIAL DATA

The following table is derived in part from the audited consolidated financial statements of the company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with principles generally accepted in the United States (except as described in footnote (1) to this table and note 12 to the company's consolidated financial statements). This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

SELECTED FINANCIAL DATA(1)
Year ended December 31
millions of U.S. dollars except
for gold price and per share data                 1996           1995          1994           1993          1992
----------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA
Revenue                                      $   337.3     $    360.7     $   377.6     $    366.5    $    312.4
Average gold price realized per ounce        $     384     $      388     $     387     $      360    $      357
Earnings (loss) before taxes(2)              $  (176.1)    $    (44.7)    $    13.0     $      9.7    $    (29.4)
Earnings (loss) before preferred
    share dividends(2)                       $  (176.7)    $    (41.6)     $   17.3     $     10.2    $    (27.4)
Net earnings (loss)(2)                       $  (176.7)    $    (50.1)     $    8.0     $      3.6    $    (31.7)
Earnings (loss) per common share(2)          $   (1.31)    $    (0.43)     $   0.07     $     0.03    $    (0.30)
Effective tax rate                                (0.4%)          7.2%        (33.3%)         (5.1%)         6.9%
Return on assets                                 (20.7%)         (5.7%)         0.9%           0.4%         (3.5%)
Return on invested capital                       (23.8%)         (4.8%)         2.8%           2.1%         (2.9%)
Return on average common
    shareholders' equity                         (32.7%)         (9.1%)         1.6%           0.7%         (6.8%)
Weighted average common
    shares outstanding (millions)                134.4          116.2         112.5          108.2         105.2
BALANCE SHEET DATA
Working capital (deficiency)                 $   (52.9)    $    109.6     $   186.2     $    148.9    $     31.1
Current ratio                                     0.74           1.84          4.24           2.01          1.42
Total assets                                 $   832.1     $    871.2     $   881.7     $    990.5    $    936.6
Gold, silver and currency financings         $   182.9     $    152.8     $   132.7     $    217.4    $    220.1
Deferred income taxes                        $     8.4     $      8.1     $     8.4     $     14.6    $     20.0
Common shareholders' equity                  $   492.3     $    588.9     $   509.7     $    513.7    $    440.3
Common shares outstanding (millions)             139.4          129.9         112.7          112.2         105.2
Book value per common share                  $    3.53     $     4.53     $    4.52     $     4.58    $     4.19
OTHER DATA
Dividends paid on common shares - total      $    10.1     $      9.0     $     8.5     $      8.1    $      7.9
                                - per share  $  0.0750     $   0.0750     $  0.0750     $   0.0750    $   0.0750

Dividends paid on convertible preferred
  shares of subsidiary(3) - total            $      --     $      8.5     $    10.1     $     10.1    $      4.3
                     - per share             $      --     $     1.75     $    1.75     $     1.75    $  0.75347
Working capital from operations              $    25.8     $     66.3     $   108.1     $    107.5    $     76.5
Capital and exploration spending             $   161.7     $    138.3     $    66.8     $     44.4    $     81.4
----------------------------------------------------------------------------------------------------------------

 (1) This information should be read in conjunction with the company's audited consolidated financial statements and accompanying notes. Contingencies are described in note 16 to the company's consolidated financial statements. The company's consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. Had the consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would be disclosed as follows.

                                               1996        1995        1994       1993     1992
-------------------------------------------------------------------------------------------------
     Earnings (loss) before income taxes     $ (173.9)  $  (41.2)  $     17.2   $   9.7   $ (29.4)
     Net earnings (loss)                     $ (174.5)  $  (46.5)  $      7.3   $   8.5   $ (31.7)
     Earnings (loss) per common share        $  (1.30)  $  (0.40)  $     0.07   $  0.08   $ (0.30)
     Total assets                            $  919.6   $  881.3   $    872.6   $ 975.2   $ 917.1
     Deferred income taxes                   $   55.0   $    8.1   $      8.4   $   9.7   $  20.0
     Common shareholders' equity             $  533.1   $  599.0   $    500.6   $ 503.3   $ 420.8
-------------------------------------------------------------------------------------------------

   See also note 12 to the company's consolidated financial statements.

(2) At December 31, 1992, the company wrote down its investment in Kettle River by $14.9 million ($0.14 per share) and wrote off $3.2 million ($0.03 per share) in two exploration properties. In 1996, the company recorded a $30.0 million ($0.22 per share) provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada and recorded a $77.1 million ($0.57 per share) provision to write off the $57.1 million book value of its Alaska-Juneau development property in Alaska and to accrue $20.0 million for estimated reclamation and closure costs.

(3) All of the outstanding shares of preferred stock of subsidiary were redeemed or converted into common shares of the company during 1995.

               ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial results of the company's operations for the years 1994 through 1996 should be read in conjunction with the financial data and the company's consolidated financial statements, included elsewhere in this report. The company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with those principles generally accepted in the United States, except as described in note 12 to the company's consolidated financial statements, and also with International Accounting Standards.

Material changes in the company's reserves may significantly impact results of operations and asset carrying values. See the discussion of reserves in "Business and Properties--Reserves".

The following contains statements that are, by their nature, forward looking and uncertain. See "Business and Properties--Risk Factors" and "Commitments and Contingencies" for a discussion of certain factors which should be considered in evaluating these statements.

SUMMARY
The company's net loss in 1996 was $176.7 million. Total production costs in 1996 were $373 per ounce of gold, which includes $254 per ounce cash operating cost, $98 per ounce depreciation and amortization, $11 per ounce royalties, $7 per ounce reclamation and mine closure, and $3 per ounce production taxes. Total production costs do not include exploration and development, provisions, interest and other, general and administrative, income tax expense and preferred stock dividends. The average price realized in 1996 was $384 per ounce of gold, including forward sales and loan repayments, which was below the average market price of $388 per ounce of gold in 1996. Total working capital provided from operations was $25.8 million in 1996 after cash exploration and development expenses of $56.6 million.

RESULTS OF OPERATIONS
The company had a net loss of $176.7 million ($1.31 per share) in 1996, compared to a net loss of $50.1 million ($0.43 per share) in 1995 and net earnings of $8.0 million ($0.07 per share) in 1994 . The 1996 results compared to 1995 reflect the provision for the Alaska-Juneau development property ($77.1 million), the provision for the McCoy/Cove pit wall stabilization ($30.0 million), lower precious metals sales ($20.4 million), increased operating costs ($8.9 million) and lower gold price realized ($3.0 million), partially offset by the absence of dividends on preferred stock ($8.5 million) and decreased exploration and development ($6.2 million). The 1995 results compared to 1994 reflect significantly increased exploration and development expenses ($23.3 million), lower precious metal sales ($13.5 million), increased operating costs ($11.1 million), increased environmental expenses at Sunnyside ($11.7 million) and lower silver prices realized ($4.5 million).

Revenue derived from the sale of gold and silver bullion is directly affected by the market prices of gold and silver and the volume of production. The significant majority of revenues continue to be derived from gold sales. The price of gold and silver is affected by many factors which are beyond the company's control. See "Business and Properties--Risk Factors."

The gold and silver ounces sold and other revenue data for the last three years are set out below.

----------------------------------------------------------------------------------------------------------
REVENUE DATA
Year ended December 31                                      1996                 1995                 1994
----------------------------------------------------------------------------------------------------------
Gold
----
Ounces sold                                              777,512              758,635              823,841
Average price realized per ounce                    $        384         $        388          $       387
Average market price per ounce                      $        388         $        384          $       384
Revenue (millions of U.S. dollars)                  $      298.9         $      294.6          $     318.8
Percentage of total revenue                                  89%                  82%                  84%

Silver
------
Ounces sold                                            7,098,417           12,234,835           10,196,356
Average price realized per ounce                    $       5.41         $       5.40          $      5.77
Average market price per ounce                      $       5.18         $       5.19          $      5.29
Revenue (millions of U.S. dollars)                  $       38.4         $       66.1          $      58.8
Percentage of total revenue                                  11%                  18%                  16%
----------------------------------------------------------------------------------------------------------
Total Revenue (millions of U.S. dollars)            $      337.3         $      360.7          $     377.6
==========================================================================================================

The effects of changes in sales volume and prices were:

----------------------------------------------------------------------------------------------------------
VARIANCES
thousands of U.S. dollars
Year ended December 31                                      1996                 1995                 1994
----------------------------------------------------------------------------------------------------------
Change in volume                                    $    (20,412)        $    (13,478)         $   (24,600)
Higher (lower) prices:
  Gold                                                    (3,002)               1,135               22,512
  Silver                                                      --               (4,527)              13,153
----------------------------------------------------------------------------------------------------------
Increase (decrease) in gold and silver
  revenue from the previous year                    $    (23,414)        $    (16,870)         $    11,065
==========================================================================================================

The increase in gold revenue from 1995 to 1996 was primarily due to higher production resulting from more tons processed at Round Mountain and higher production resulting from more tons processed and higher grades at Kettle River, partially offset by lower production resulting from lower grades and recoveries at McCoy/Cove, lower production resulting from lower grades at Lupin and lower prices realized ($384 per ounce in 1996 versus $388 per ounce in 1995). The decrease in silver revenue was due to lower production resulting from lower grades. The decrease in gold and silver revenue from 1994 to 1995 was primarily due to lower production resulting from less tons heap leached and lower grades milled at McCoy/Cove, lower production resulting from lower grades at Round Mountain and lower production resulting from less tons processed at Lupin, partially offset by higher production resulting from higher grades at Kettle River. Production by mine is set out in "Business and Properties--Operations Summary."

The company's profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices. To reduce the impact of such changes, the company attempts to lock in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

The gold- and silver-related instruments used in these transactions include commodity loans, fixed-forward and spot- deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the company's future production will satisfy these loans and other delivery commitments. The company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The company also engages in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs. During 1995 and 1994, the company used interest rate swap agreements to effectively convert its fixed-rate preferred stock dividends into floating-rate dividends. The interest rate swap agreements expired on December 31, 1995.

Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item. When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement. Gains or losses on foreign currency and crude oil hedging activities are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollars are purchased and when crude oil supplies are used in operations. Gains and losses on early termination of hedging contracts are deferred until the hedged items are recognized in earnings.

In 1996, approximately 25% of gold production was delivered against forward sales and gold loans at an average price of $375 per ounce. This compares with 22% of gold production in 1995 at an average price of $395 and 19% of gold production in 1994 at an average price of $370. Approximately 45% of silver production was delivered against forward sales at an average price of $5.85 per ounce in 1996, compared to 46% at an average price of $5.48 in 1995 and 50% at an average price of $4.56 in 1994.

In the first quarter of 1997 the company repurchased its 218,000 ounce gold swap hedging its $84.0 million bond obligation and repurchased all of its gold and silver forward positions which consisted of 654,000 ounces of gold with delivery dates ranging from 1997 to 2002 and 8.5 million ounces of silver with delivery dates ranging from 1997 to 1999. To protect against a decrease in gold prices, the company purchased 450,000 ounces of gold put options priced at $345 per ounce and sold 300,000 ounces of gold call options priced at $394 per ounce. After these subsequent events, the company had gold loan obligations covering approximately 4% of its expected 1997 gold production. The company's hedging activities and commitments at December 31, 1996 are described in note 15 of the company's consolidated financial statements.

Operating costs include mining and processing costs for gold and silver sold during the year. The most significant of these costs are labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. The cost of transporting personnel and freight to the Lupin mine is also a significant cost for that operation. Operating costs vary with the quantity of gold and silver sold and with the cash operating cost per ounce.

--------------------------------------------------------------------------------------------------
RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS
thousands of U.S. dollars, except per ounce amounts         1996             1995            1994
--------------------------------------------------------------------------------------------------
Operating costs per financial statements                $ 221,126       $ 212,182       $ 201,128
Change in finished goods inventory and other amounts           70          (4,188)         (2,268)
Co-product cost of silver produced                        (25,568)        (35,003)        (27,778)
-------------------------------------------------------------------------------------------------
Cash operating costs                                    $ 195,628       $ 172,991       $ 171,082
=================================================================================================

Gold ounces produced                                      768,919         754,762         817,946
Cash operating costs per ounce                          $     254       $     229       $     209
=================================================================================================

Percentage increase from prior year                          10.9%            9.6%            --%
=================================================================================================

In 1996, the average cash operating cost per ounce was $254 compared with $229 in 1995 and $209 in 1994. Cash operating costs per ounce were higher in 1996 reflecting increased mining costs per ounce at McCoy/Cove and Round Mountain. Cash operating costs by mine are set out in "Business and Properties--Operations Summary." The company's consolidated cash operating cost target is $265-275 per ounce of gold produced in 1997. This increase is primarily the result of declining production and resulting higher costs per ounce at McCoy/Cove, as previously expected in its life-of-mine plan.

The decrease in depreciation and amortization was primarily due to amortization. Amortization expense varies with the quantity of gold and silver sold and the mix of production at the four mines. The quantity of the company's proven and probable reserves and other mineralization also affects amortization expense as the company's investment is amortized over these ounces. The $3.5 million decrease in total amortization expense in 1996 reflects lower silver production. On a per gold ounce basis, amortization was $34 in 1996, compared to $36 in 1995 and $33 in 1994. On a per gold ounce basis, depreciation was $64 in 1996 compared to $61 in 1995 and $56 in 1994.

Royalties are described in note 16 to the company's consolidated financial statements. Royalty expense increased in 1996 primarily due to higher production at Round Mountain and Kettle River, partially offset by lower production at McCoy/Cove.

Production taxes decreased in 1996 compared to 1995 and 1994 due to the lower production and higher costs at the Nevada mines. Less cash flow reduces the net profit on which the production taxes are calculated.

General and administrative costs have increased in 1996 compared to 1995 and 1994, reflecting increased support for the company's international focus, permitting, exploration and business development activities.

Exploration was $46.6 million in 1996 compared to $46.5 million in 1995 and development was $17.0 million in 1996 compared to $23.3 million in 1995. The decrease in development expense in 1996 was primarily due to the reduction in activity and personnel at the Alaska-Juneau development property (decreased cash spending of $2.3 million in 1996 compared to 1995) and lower amortization at Alaska-Juneau and Kensington properties (decreased amortization of $2.9 million in 1996 compared to 1995).

The company explores for extensions of known reserves at its mines and development properties as well as conducting exploration for new gold deposits. In response to available opportunities, as well as increased difficulty in obtaining mining permits and proposed U.S. federal royalties on production from U.S. public lands, the company has expanded its exploration focus outside North America. In addition to the United States and Canada, the company conducted exploration in Mexico, Central America, South America, the Philippines and West Africa in 1996. 1997 exploration expense is budgeted at $31 million, but is dependent on opportunities.

Interest and other includes net interest expense of $2.1 million in 1996 compared to net interest income of $4.8 million in 1995 and net interest income of $4.1 million in 1994, reflecting decreased cash on hand and increased currency financings in 1996. The 1996 amount also includes a $1.5 million accrual related to Summa royalty litigation offset by a $2.5 million gain on the sale of the company's investment in Cluff Resources plc and a $1.9 million gain on the sale of the company's investment in Etruscan Enterprises Ltd.

The provision for Alaska-Juneau development property represents the company's entire remaining investment in A-J of $57.1 million and a $20.0 million accrual for estimated reclamation and closure costs. The provision resulted from a new feasibility study concluding that the project as currently designed would not be economically feasible. See "Business and Properties--Alaska-Juneau."

The provision for McCoy/Cove pit wall stabilization represents the estimated cost to remove waste rock from an unstable portion of the Cove pit wall. The estimate of the provision is based on a preliminary evaluation of the tons to be removed and the associated costs, both of which will be further refined as McCoy/Cove completes its stabilization plan. See "Business and Properties--McCoy/Cove."

Income tax recovery (expense) is described in note 8 to the company's consolidated financial statements.

The 1996 net earnings also reflect the absence of dividends on preferred stock of Echo Bay Finance Corp., compared to dividends of $8.5 million in 1995 and $9.3 million in 1994. All of the preferred shares were converted or redeemed during the third and fourth quarters of 1995.

For 1997, the company expects gold production to be in the range of 700,000 to 725,000 ounces and silver production to be about the same as 1996. The decline in production is due to lower expected grades and recoveries at McCoy/Cove. The company's consolidated cash operating cost target is $265-275 per ounce of gold produced in 1997, primarily the result of the expected declining production and resulting higher costs at McCoy/Cove. See "Business and Properties-- McCoy/Cove," "--Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "--Risk Factors."

CAPITAL, EXPLORATION AND DEVELOPMENT SPENDING
In 1996, the company incurred cash development property expense of $13.2 million and cash exploration expense of $43.4 million. Approximately 70% of the exploration expense was incurred outside of the U.S. and Canada. The company expects to incur $31 million of cash exploration expense in 1997, dependent on opportunities, with approximately 70% of the expenditure outside of the U.S. and Canada.

In 1996, the company capitalized $37.7 million in acquisition and development property costs including $11.2 million at Kingking, $6.1 million at Chapada, $6.1 million at Aquarius, and $6.6 million at Paredones Amarillos. For 1997, the company expects to capitalize $5 million at Kingking. On its construction programs, the company expects to spend $69 million at Aquarius and $44 million at Paredones Amarillos of the total capital budgets of $100 million and $67 million respectively.

Capital expenditures at the company's operating mines in 1996 were $49.3 million including $7.3 million at McCoy/Cove which was primarily related to the mill expansion and additional haul trucks; $17.5 million at Round Mountain which primarily related to the mill construction; $15.7 million at Lupin, of which $14.5 million was Ulu development costs; and $8.8 million at Kettle River which was primarily related to K-2 exploration and development. For 1997, the company expects a similar level of capital spending including $23 million related to mill construction at Round Mountain.

The company's capital, exploration and development spending has largely been funded by working capital provided by operations and by a drawdown of existing cash balances. Working capital provided by operations before exploration and development properties expenses was $82.3 million in 1996.

The company purchased common shares of exploration-oriented companies that give the company access to exploration and development prospects along some of the major gold belts of the world, including properties in South America, West Africa and the Philippines. The company has invested $8.8 million in these exploration-oriented companies during 1996 in addition to the $45.4 million invested during 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Working capital provided from operations amounted to $25.8 million for 1996 compared to $66.3 million in 1995. The 1996 results reflect lower silver production levels partially offset by higher gold production levels ($20.4 million); increased operating costs ($8.9 million); increased interest expense ($2.1 million expense in 1996 compared to $4.8 million income in 1995); the absence of 1995's conveyance of Canadian Development Expenses ($4.8 million); and lower gold prices ($3.0 million) partially offset by lower cash exploration and development expense ($3.8 million). Most of the exploration and development property spending represents discretionary investments for the future.

The decrease in cash invested in working capital related to operations was $4.1 million in 1996.

The company's financing activities provided $77.0 million in 1996. Outflows were $48.3 million, primarily related to gold loan repayments of $38.2 million and common share dividends of $10.1 million. The company had currency borrowings in the amount of $34.7 million, issued $85.8 million of shares in conjunction with the acquisition of Santa Elina, and received proceeds of $4.8 million on exercise of stock options.

The company had $189.5 million in investing activities during 1996; for mining properties, plant and equipment ($103.7 million); acquisition of Santa Elina ($97.1 million), partially offset by the receipt of $13.8 million in cash on the sale of mining properties and other assets including the investment in Cluff Resources plc ($5.5 million) and the investment of Etruscan Enterprises, Ltd. ($8.3 million).

Most of the company's hedging transactions have no margin requirements. In some instances however, mainly for longer term forward sales and options, margin deposits are required when the market value exceeds the contract value by a pre- determined amount. See note 15 to the company's consolidated financial statements.

The company has adequate resources and liquidity to pursue additional acquisition, investment, exploration and development programs:
    o Working capital provided by operations before exploration and development properties expenses was $82.3 million in 1996.
    o    The company had $103.2 million in cash at December 31, 1996.
    o The company had $111.5 million in unutilized credit facilities at December 31, 1996.
    o The company expects to secure a new $75 million unsecured corporate credit facility to finance a portion of the construction costs at Aquarius.
    o The company expects to secure a $36 million non-recourse project loan to finance a portion of the construction costs at Paredones Amarillos.
    o The company received proceeds of $63.3 million in the first quarter of 1997 in connection with the repurchase of its 218,000 ounce gold commitment which hedged its $84.0 million bond obligation and the repurchase of all of its gold and silver forward sales positions, consisting of 654,000 ounces of gold and 8.5 million ounces of silver.
    o Pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission in 1994, the company may offer from time to time up to $200 million in aggregate principal amount of debt securities, common shares, and/or guarantees of debt securities issued by Echo Bay Resources, Inc., a wholly owned subsidiary of the company. In connection with the U.S. shelf registration, the company also filed a shelf debt prospectus and a shelf equity prospectus with Canadian securities regulatory authorities. Under these prospectuses, the company could issue up to $125 million of debt securities and up to 10 million common shares.

COMMITMENTS AND CONTINGENCIES
The company's profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices. To reduce the impact of such changes, the company attempts to lock in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

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

During 1995 and 1994, the company used interest rate swap agreements to effectively convert its fixed-rate preferred stock dividends into floating-rate dividends. The interest rate swap agreements expired on December 31, 1995.

Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item. When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement. Gains or losses on foreign currency and crude oil hedging activities are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollars are purchased and when crude oil supplies are used in operations. Gains and losses on early termination of hedging contracts are deferred until the hedged items are recognized in earnings.

The company's forward sales commitments, gold loan and swap commitments and option positions are described in notes 5 and 15 to the company's consolidated financial statements.

The company's obligation to purchase Canadian dollars are described in note 15 to the company's consolidated financial statements.

The company's crude oil commitments are described in note 15 to the company's consolidated statements.

During 1995, the company and TVI Pacific formed alliances with Filipino corporations to create Kingking Mines Inc. ("KMI"), a corporation under the laws of the Republic of the Philippines. KMI has signed an option agreement to acquire a 100% interest in the Kingking project after completion of a bankable feasibility study and a $67.0 million payment in 1998. A contingent payment of up to $18.0 million also would be payable if there were a significant increase in mineralization at Kingking. The company and its Philippine affiliates have an initial interest in the option of 75%, but the agreements provided for the acquisition and disposition of interests such that the interests of the company and its Philippine affiliates ultimately could be between 60% and 100% of the Kingking project.

Also during 1995, the company obtained an option to acquire a 50% interest in the Chapada development property, located in Brazil. Upon exercise of the option, the company has agreed to pay Santa Elina Gold Corporation $25 per ounce of gold and $0.02 per pound of copper in the company's share of the proven and probable reserves as determined by the feasibility study.

The company's operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing future costs. See "Business and Properties--Other--Government Regulation."

The company's operations are subject to certain royalty obligations as described in note 16 to the company's consolidated financial statements.

Lease commitments are described in note 16 to the company's consolidated financial statements.

The company's provisions for future reclamation and closure costs at the former Sunnyside mine in Colorado and the Alaska-Juneau development property in Alaska are reviewed periodically and may be adjusted as additional information becomes available.

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
Management's Responsibility for Financial Reporting . . . . . . . .  57
Report of Independent Chartered Accountants . . . . . . . . . . . .  58
Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . .  59
Consolidated Statement Of Earnings  . . . . . . . . . . . . . . . .  60
Consolidated Statement Of Retained Earnings (Deficit) . . . . . . .  60
Consolidated Statement Of Cash Flow . . . . . . . . . . . . . . . .  61

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying financial statements and related data are the responsibility of management. Management has prepared the statements in accordance with accounting principles generally accepted in Canada.

The integrity of the financial reporting process is also the responsibility of management. Management maintains systems of internal controls designed to provide reasonable assurance that transactions are authorized, assets are safeguarded, and reliable financial information is produced. Management selects accounting principles and methods that are appropriate to the company's circumstances, and makes decisions affecting the measurement of transactions in which estimates or judgments are required to determine the amounts reported.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting. The Board carries out this responsibility principally through its Audit Committee.

The Audit Committee consists entirely of outside directors. The Committee meets periodically with management, the internal auditors, and the external auditors to discuss internal financial controls, auditing matters and financial reporting issues. The Committee satisfies itself that each party is properly discharging its responsibilities; reviews the quarterly and annual financial statements and the external auditors' report; and recommends the appointment of the external auditors for review by the Board and approval by the shareholders.

The external auditors audit the financial statements annually on behalf of the shareholders. They also performed certain procedures related to the company's unaudited interim financial statements and report their findings to the Audit Committee. The external auditors have free access to the internal auditors, management and the Audit Committee.



                                  /s/ Richard C. Kraus
                                  ---------------------------------------------
                                  Richard C. Kraus
                                  President and Chief Executive Officer



                                  /s/ Peter H. Cheesbrough
                                  ---------------------------------------------
                                  Peter H. Cheesbrough
                                  Senior Vice President--Finance and
                                  Chief Financial Officer


January 27, 1997

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

The Board of Directors
Echo Bay Mines Ltd.

We have audited the consolidated balance sheet of Echo Bay Mines Ltd. as at December 31, 1996 and 1995 and the consolidated statements of earnings, retained earnings (deficit) and cash flow for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at December 31, 1996 and 1995 and the results of its operations and changes in its financial position for each of the years in the three-year period ended December 31, 1996 in accordance with accounting principles generally accepted in Canada.



Edmonton, Canada                                   (signed) Ernst & Young
January 27, 1997                                   Chartered Accountants

                              ECHO BAY MINES LTD.

                           CONSOLIDATED BALANCE SHEET

                                  December 31

thousands of U.S. dollars                                1996          1995
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 103,196     $ 185,843
  Interest and accounts receivable                          9,739        14,749
  Inventories (note 1)                                     33,941        34,173
  Prepaid expenses and other assets                         6,573         5,353
-------------------------------------------------------------------------------
                                                          153,449       240,118

Plant and equipment (note 2)                              233,984       255,868
Mining properties (note 2)                                405,011       318,219
Long-term investments and other assets (note 4)            39,701        56,956
-------------------------------------------------------------------------------
                                                        $ 832,145     $ 871,161
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities              $  72,421     $  61,781
  Income and mining taxes payable                           3,651         2,547
  Gold and other financings (note 5)                      129,445        41,135
  Deferred income (note 5)                                    876        25,053
-------------------------------------------------------------------------------
                                                          206,393       130,516

Gold and other financings (note 5)                         53,478       111,679
Deferred income (note 5)                                    1,581          --
Other long-term obligations (note 6)                       69,992        32,018
Deferred income taxes                                       8,392         8,096

Commitments and contingencies (notes 15 and 16)

Common shareholders' equity:
  Common shares (note 10), no par value,
    unlimited number authorized; issued
    and outstanding - 139,355,781 shares
    (129,880,804 shares in 1995)                          709,534       618,965
  Deficit                                                (201,931)      (15,109)
  Foreign currency translation                            (15,294)      (15,004)
-------------------------------------------------------------------------------
                                                          492,309       588,852
-------------------------------------------------------------------------------
                                                        $ 832,145     $ 871,161
===============================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                       CONSOLIDATED STATEMENT OF EARNINGS

                             Year ended December 31

thousands of U.S. dollars,
except for per share data                                       1996          1995         1994
-------------------------------------------------------------------------------------------------
Revenue                                                       $ 337,316    $ 360,730    $ 377,600
-------------------------------------------------------------------------------------------------
Expenses:
  Operating costs                                               221,126      212,182      201,128
  Royalties (note 16)                                             9,625        8,434       10,039
  Production taxes                                                2,440        4,322        6,528
  Depreciation and amortization                                  86,491       89,403       85,538
  Reclamation and mine closure                                    6,298        5,005        4,654
  General and administrative                                     13,577       12,169       10,447
  Exploration and development                                    63,619       69,796       46,539
  Interest and other (note 7)                                     3,090        4,161         (271)
  Provision for Alaska-Juneau development property (note 6)      77,134         --           --
  Provision for McCoy/Cove pit wall stabilization (note 6)       30,000         --           --
-------------------------------------------------------------------------------------------------
                                                                513,400      405,472      364,602
-------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                            (176,084)     (44,742)      12,998
Income tax expense (recovery) (note 8)                              618       (3,206)      (4,323)
-------------------------------------------------------------------------------------------------
Earnings (loss) before preferred stock dividends               (176,702)     (41,536)      17,321
Preferred stock dividends of subsidiary (note 11)                  --          8,524        9,298
-------------------------------------------------------------------------------------------------
Net earnings (loss)                                           $(176,702)   $ (50,060)   $   8,023
=================================================================================================
Earnings (loss) per share                                     $   (1.31)   $   (0.43)   $    0.07
=================================================================================================

Weighted average number of shares outstanding (thousands)       134,434      116,233      112,514
=================================================================================================


             CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                             Year ended December 31


thousands of U.S. dollars                           1996          1995          1994
------------------------------------------------------------------------------------
Balance, beginning of year                       $ (15,109)   $  44,140    $  44,560
Net earnings (loss)                               (176,702)     (50,060)       8,023
------------------------------------------------------------------------------------
                                                  (191,811)      (5,920)      52,583
------------------------------------------------------------------------------------
Dividends on common shares (note 10)               (10,120)      (8,978)      (8,443)
Excess of redemption price of preferred shares
  redeemed over original proceeds (note 11)           --           (211)        --
------------------------------------------------------------------------------------
                                                   (10,120)      (9,189)      (8,443)
------------------------------------------------------------------------------------
Balance, end of year                             $(201,931 )  $ (15,109)   $  44,140
====================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                             Year ended December 31

thousands of U.S. dollars                                        1996         1995         1994
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                           $(176,702)   $ (50,060)   $   8,023
Add (deduct):
  Depreciation                                                   56,737       56,182       53,682
  Amortization                                                   29,754       33,221       31,856
  Preferred stock dividends of subsidiary (note 11)                --          8,524        9,298
  Provision for McCoy/Cove pit wall stabilization (note 6)       30,000         --           --
  Provision for Alaska-Juneau development property (note 6)      77,134         --           --
  Non-cash portion of exploration and development expense         7,035        9,365        8,902
  Deferred income taxes                                             305         (448)      (5,702)
  Environmental expenses at non-producing properties               --         12,899         --
  Gain on sale of assets                                         (4,469)      (5,506)      (1,282)
  Other                                                           5,970        2,120        3,366
--------------------------------------------------------------------------------------------------
Working capital provided by operations                           25,764       66,297      108,143

Change in cash invested in working capital related to
operations:
  Interest and accounts receivable                                 (184)      (2,667)       1,822
  Inventories                                                     1,368       (3,563)         468
  Prepaid expenses and other assets                                (361)        (134)      (1,817)
  Accounts payable and accrued liabilities                        3,245        6,695      (12,182)
  Income and mining taxes payable                                    69          701       (4,207)
--------------------------------------------------------------------------------------------------
                                                                 29,901       67,329       92,227
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Currency borrowings                                              34,714       28,015         --
Debt repayments                                                 (38,179)      (9,853)     (84,853)
Preferred stock dividends of subsidiary (note 11)                  --         (8,524)      (9,298)
Common share dividends (note 10)                                (10,120)      (8,978)      (8,443)
Preferred share conversions and redemptions (note 11)              --       (136,505)          (2)
Common shares issued on acquisition
  of Santa Elina, net of issuance costs (note 3)                 85,801         --           --
Common share issues, net of issuance costs (note 10)              4,768      135,904        3,055
--------------------------------------------------------------------------------------------------
                                                                 76,984           59      (99,541)
--------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Mining properties, plant and equipment                         (103,667)     (81,538)     (35,727)
Cost of Santa Elina acquisition (note 3)                        (97,069)        --           --
Short-term investments                                             --           --        234,441
Long-term investments and other assets                           (3,499)     (47,557)     (10,719)
Proceeds on sale of mining properties and long-term              13,809       44,655         --
   investments
Other                                                               894        1,368        1,649
--------------------------------------------------------------------------------------------------
                                                               (189,532)     (83,072)     189,644
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (82,647)     (15,684)     182,330
Cash and cash equivalents, beginning of year                    185,843      201,527       19,197
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                        $ 103,196    $ 185,843    $ 201,527
==================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                               December 31, 1996


GENERAL
Echo Bay Mines Ltd. mines, processes and explores for gold and silver. Gold accounted for 89% of 1996 revenue, and silver 11%. The company has four operating mines: McCoy/Cove in Nevada, U.S.A.; Round Mountain in Nevada, U.S.A.; Lupin in Northwest Territories, Canada; and Kettle River in Washington, U.S.A. All are 100% owned except for Round Mountain, which is 50% owned.

The company's financial position and operating results are directly affected by the market price of gold in relation to the company's production costs. Silver price fluctuations also affect the company's financial position and operating results, although to a lesser extent. Gold and silver prices fluctuate in response to numerous factors beyond the company's control.

The consolidated financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada and, in all material respects, conform with accounting principles generally accepted in the United States (except as described in note 12 to the company's consolidated financial statements) and with International Accounting Standards. The statements are expressed in U.S. dollars.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain of the comparative figures have been reclassified to conform with the current year's presentation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the company and its subsidiaries. Interests in joint ventures are accounted for using the proportionate consolidation method to consolidate the company's share of the joint ventures' assets, liabilities, revenues and expenses.

SHARE INVESTMENTS
Common share investments are recorded using the cost method unless the company owns more than a 20% interest and can exercise significant influence, in which case the equity method is used. The cost method reports the investment at cost and the equity method reports the investment at cost adjusted for the company's pro rata share of the investee's undistributed earnings or losses since acquisition. A provision for loss would be recorded in income if there were a decline in market value of a share investment that is other than temporary.

FOREIGN CURRENCY TRANSLATION
The company's self-sustaining Canadian operations are translated into U.S. dollars using the current-rate method, which translates assets and liabilities at the year-end exchange rate and translates revenue and expenses at average exchange rates. Exchange differences arising on translation are recorded as a separate component of shareholders' equity. The change in the balance is attributable to fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The company's foreign operations that are not self-sustaining are translated into U.S. dollars using the temporal method, which translates monetary assets and liabilities at the year-end exchange rate, and translates additions to non-monetary assets and liabilities, revenue and expenses at average exchange rates. Exchange differences arising on translation are recorded in current earnings.

                              ECHO BAY MINES LTD.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                               December 31, 1996
REVENUE RECOGNITION
Revenue is recognized when title to delivered gold or silver passes to the buyer.

EARNINGS PER SHARE
Earnings per share is calculated based on the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are the same as basic earnings per share because the company's outstanding options are not dilutive.

CASH AND CASH EQUIVALENTS
The company considers to be cash equivalents all highly liquid debt instruments purchased with a maturity of three months or less.

INVENTORIES
Precious metals inventories are valued at the lower of cost, using the "first-in, first-out" method, or net realizable value. Materials and supplies are valued at the lower of average cost or replacement cost.

PLANT AND EQUIPMENT
Plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over each asset's estimated economic life to a maximum of 20 years.

MINING PROPERTIES
Producing mines' acquisition, exploration and development costs
Mining properties are recorded at cost of acquisition. Mine exploration and development costs include expenditures incurred to develop new ore bodies, to define further mineralization in existing ore bodies and to expand the capacity of operating mines. These expenditures are amortized against earnings on the unit-of-production method over the expected economic life of each mine.

Mining costs
Mining costs are the costs incurred to remove ore and waste from an open pit or underground mine. These costs are deferred when they relate to gold that will be produced in future years. They are charged to operating costs in the period in which the production occurs.

For open pit mining operations, mining costs are deferred when the ratio of tons mined per ounce of gold recovered exceeds the average ratio estimated for the life of the mine. These deferred costs are charged to operating costs when the actual ratio is below the average ratio.

For underground mining operations, these costs include the cost of accessing and developing new production areas.

Development properties
At properties identified as having development potential, the costs of acquisition, exploration and development are capitalized as they are incurred. If production commences, these costs are transferred to "producing mines' acquisition, exploration and development costs" and are amortized against earnings as described above. If a project is determined not to be commercially feasible, unrecoverable costs are expensed in the year in which the determination is made.

                              ECHO BAY MINES LTD.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                               December 31, 1996

Exploration costs
The costs of exploration programs not anticipated to result in additions to the company's reserves and other mineralization in the current year are expensed as incurred.

Reclamation and mine closure costs
Estimated site restoration and closure costs for each producing mine are charged against operating earnings on the unit- of-production method over the expected economic life of each mine.

REVIEW OF LIFE-OF-MINE PLANS AND CARRYING VALUES
Plant and equipment are depreciated and mining properties are amortized over their anticipated economic lives. Each year, the company estimates ore reserves and prepares a comprehensive mining plan for the then-anticipated remaining life of each property. The prices used in estimating the company's ore reserves at December 31, 1996 were $375 per ounce of gold and $5.00 per ounce of silver. The market prices were $369 per ounce of gold and $4.87 per ounce of silver at December 31, 1996. If the company were to determine that its reserves should be calculated at significantly lower prices, then ore reserves would likely be materially reduced.

Significant changes in the life-of-mine plans can occur as a result of mining experience, new ore discoveries, changes in mining methods and rates, process changes, investments in new equipment and technology, and other factors. Based on year-end ore reserves and each current life-of-mine plan, the company reviews its accounting estimates and makes needed adjustments. This complex process continues for the life of every mine.

The company reviews the carrying value of each producing mine by comparing the net book value with the estimated undiscounted future cash flow from the property. If the net book value exceeds the undiscounted future cash flow, then the excess is expensed. There has been no excess carrying value to be expensed in the three years ended December 31, 1996. Changes in the significant assumptions underlying future cash flow estimates may have a material effect on future carrying values and operating results.

Once major permits have been approved for a development property but a final construction decision has not yet been made, the company considers the uncertainty that the economics of the project may materially change if permits expire before a final construction decision is made, and records reductions in the property's book value when appropriate. Permits may not be renewable under the same terms and conditions as originally granted, and the grant of permits is often subject to appeal.

CAPITALIZATION OF INTEREST
Interest cost is capitalized on construction programs until the facilities are ready for their intended use.

HEDGING ACTIVITIES
The company's profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices. To reduce the impact of such changes, the company locks in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

The gold- and silver-related instruments used in these transactions include commodity loans, fixed-forward and spot- deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced,

                              ECHO BAY MINES LTD.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                               December 31, 1996

and future revenues are hedged, as the company's future production will satisfy these loans and other delivery commitments. The company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The company also engages in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs. During 1995 and 1994, the company used interest rate swap agreements to effectively convert its fixed-rate preferred stock dividends into floating-rate dividends.

Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item. When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement. Gains or losses on foreign currency and crude oil hedging activities are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollar transactions occur and when crude oil supplies are used in operations. Gains and losses on early termination of hedging contracts are deferred until the hedged items are recognized in earnings.

The carrying values of gold loans are remeasured using the market value of gold at the reporting date. Differences between these values and the loan proceeds that were originally received are recorded as deferred income and will be included in revenue when the production related to the loans is sold.

Under the interest rate swap agreements, the company received fixed-rate interest and paid interest based on the London Inter-Bank Offered Rate (LIBOR). The interest rate differential was recognized as an adjustment to dividends on preferred stock of subsidiary as the differential accrued.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

 Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

 1.   INVENTORIES

                                                  1996             1995
--------------------------------------------------------------------------
Precious metals     --    bullion             $    4,182       $     5,944
                    --    in-process              11,442            10,312
Materials and supplies                            18,317            17,917
--------------------------------------------------------------------------
                                              $   33,941       $    34,173
==========================================================================

2.    PROPERTY, PLANT AND EQUIPMENT
Net book value

                                                           1996        1995
---------------------------------------------------------------------------
                                                            Net         Net
                                  Plant and      Mining    Book        Book
Property and percentage owned     Equipment  Properties   Value       Value
---------------------------------------------------------------------------
McCoy/Cove (100%)                 $ 82,311   $ 91,623   $173,934   $205,430
Round Mountain (50%)                55,349     52,711    108,060    104,354
Lupin (including Ulu) (100%)        56,253     58,920    115,173    114,836
Kettle River (100%)                 25,572     13,673     39,245     43,582
Alaska-Juneau (100%) (note 6)         --         --         --       61,247
Aquarius (100%)                        100     14,823     14,923      8,905
Kingking (75%)                         480     42,097     42,577     31,342
Paredones Amarillos (60%)              179      4,998      5,177      1,269
Santa Elina (51%) (note 3)           4,886    126,166    131,052       --
Other                                8,854       --        8,854      3,122
---------------------------------------------------------------------------
                                  $233,984   $405,011   $638,995   $574,087
===========================================================================

During 1995, the company and TVI Pacific formed alliances with Filipino corporations to create Kingking Mines Inc. ("KMI"), a corporation under the laws of the Republic of the Philippines. KMI has signed an option agreement to acquire a 100% interest in the Kingking project after completion of a bankable feasibility study and a $67.0 million payment in 1998. A contingent payment of up to $18.0 million also would be payable if there were a significant increase in mineralization at Kingking.

The company and its Philippine affiliates have an initial interest in the option of 75%, but the agreements provide for the acquisition and disposition of interests such that the interests of the company and its Philippine affiliates ultimately could be between 60% and 100% of the Kingking project.

Plant and equipment

                                                       1996                  1995
-----------------------------------------------------------------------------------
                                                      Net Book             Net Book
                                            Cost       Value      Cost      Value
-----------------------------------------------------------------------------------
Land improvements and utility systems     $ 65,131   $ 24,047   $ 63,076   $ 26,331
Buildings                                  161,778     57,410    160,106     68,083
Equipment                                  392,080    135,740    363,537    142,731
Construction in progress                    16,787     16,787     18,723     18,723
-----------------------------------------------------------------------------------
                                          $635,776   $233,984   $605,442   $255,868
===================================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Mining properties

                                                                           1996        1995
--------------------------------------------------------------------------------------------
Producing mines' acquisition, exploration and development costs          $388,515   $364,611
Less accumulated amortization                                             250,616    221,125
--------------------------------------------------------------------------------------------
                                                                          137,899    143,486
Development properties' acquisition, exploration and development costs    188,084    102,204
Deferred mining costs                                                      79,028     72,529
--------------------------------------------------------------------------------------------
                                                                         $405,011   $318,219
============================================================================================

3.     SANTA ELINA ACQUISITION
On July 16, 1996, the company completed a series of transactions with Santa Elina Gold Corporation ("Santa Elina") and Sercor Ltd. ("Sercor," a private company that owned 67% of Santa Elina). The transactions enabled the company to increase its ownership of the outstanding common shares of Santa Elina from 7% to 50% by issuing 8,830,915 common shares to the shareholders of Santa Elina. As a result, the company and Sercor each owned 50% of Santa Elina. Santa Elina holds interests in mining properties, principally in Brazil and also in Bolivia.

The company has accounted for the transactions as the purchase of an additional 43% of Santa Elina. Santa Elina has been consolidated into the company using the proportionate consolidation method, as the company and Sercor jointly control Santa Elina. Under the proportionate consolidation method, the company's share of Santa Elina's assets, liabilities, revenues and expenses are included in the company's consolidated financial statements. The company's share of Santa Elina's operating results is included in the company's consolidated results of operations from the date of acquisition.

The total cost of the transactions was $106.0 million. This consists of $13.1 million to purchase the company's initial 7% interest in Santa Elina, $86.1 million to purchase the additional 43% interest in Santa Elina, the $5.3 million carrying value of the company's option to acquire a direct 50% interest in the Chapada property and $1.5 million of transaction costs. The purchase price has been allocated to the net assets of Santa Elina based on the relative fair values.

The assigned value of assets and liabilities acquired at July 16, 1996, based on the consideration given, follows.

                    ASSETS
                    Cash                            $  2,025
                    Accounts receivable                  555
                    Inventories                          281
                    Plant and equipment                4,433
                    Mining properties                114,457
                    Long-term investments                989
                    ----------------------------------------
                                                     122,740
                    ----------------------------------------
                    LIABILITIES
                    Accounts payable and
                      accrued liabilities              3,256
                    Current portion of financings      6,888
                    Other long-term obligations        6,596
                    ----------------------------------------
                                                      16,740
                    ----------------------------------------
                    Net assets at assigned values   $106,000
                    ----------------------------------------

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

 Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Summarized below are the unaudited pro forma operating results of the company, assuming the Santa Elina purchase had been consummated on January 1, 1995. These pro forma results are based upon historical results of operations and not necessarily indicative of results that would have occurred.

                                           1996                     1995
---------------------------------------------------------------------------
Revenue                                 $ 337,316                $ 360,730
Net loss                                $(180,045)               $ (58,788)
Net loss per common share               $   (1.29)               $   (0.47)
---------------------------------------------------------------------------

Since the completion of the above transactions, the company increased its ownership in Santa Elina to 51% through additional share purchases of $7.0 million ($6.0 million in the fourth quarter of 1996 and $1.0 million in the first quarter of 1997). The increased ownership does not affect the joint control of Santa Elina, and proportionate consolidation will continue to be used.

4.       LONG-TERM INVESTMENTS AND OTHER ASSETS

                                                                     1996                                            1995
-------------------------------------------------------------------------    ----------------------------------------------
                            Number of  Percent        Market     Carrying    Number of   Percent        Market     Carrying
                               Shares  Interest        Value        Value       Shares  Interest        Value         Value
---------------------------------------------------------------------------------------------------------------------------
Share investments at
cost:
  TVI Pacific Inc.         14,016,845    15.4%       $12,794      $11,810   11,666,667    15.7%        $18,715       $7,579
  Canarc Resources Corp.    3,000,000     9.0          3,724        4,153    3,000,000    10.5           3,055        4,153
  Minefinders Corp.         1,280,000    15.0          2,804        1,998           --      --              --           --
  Rift Resources Ltd.       1,000,000     9.8          1,059        1,465           --      --              --           --
  Cluff Resources plc              --      --             --           --    3,630,800     4.8           6,033        2,899
  Santa Elina Gold
    Corp. (note 3)                 --      --             --           --    9,000,000     6.7           9,889       13,073
  Other share investments                             13,928        9,913                                8,157        8,315
---------------------------------------------------------------------------------------------------------------------------
                                                      34,309       29,339                               45,849       36,019
Equity investment in:
   Etruscan Enterprises
   Ltd.                            --      --             --           --    4,175,275    27.0          12,815        8,877
---------------------------------------------------------------------------------------------------------------------------
                                                      34,309       29,339                               58,664       44,896
Property options                                                    1,817                                             7,764
Other assets                                                        8,545                                             4,296
---------------------------------------------------------------------------------------------------------------------------
                                                                  $39,701                                           $56,956
===========================================================================================================================

Share investments
The company has purchased common shares of exploration-oriented companies that give the company access to exploration and development prospects along some of the major gold belts of the world, including properties in Central and South America, West Africa and the Philippines.

In the first quarter of 1996, the company sold its investment in Cluff Resources plc for $5.5 million. A gain of $2.5 million was recorded on the sale.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Equity investment
In the fourth quarter of 1996, the company sold its investment in Etruscan Enterprises Ltd. in exchange for $8.3 million cash and the 49% of the Kilgore exploration property in Idaho that it did not own. The company recognized a gain of $1.9 million on this sale.

Property options
In several cases the company paid a premium over the then-market value of the common shares of exploration-oriented companies to fund exploration programs on certain properties and for the right to acquire direct interests in these properties. These amounts are being expensed as the exploration work is conducted, until development potential is established. The company holds options to purchase direct interests in these properties at purchase considerations dependent on the properties' reserves and other mineralization at the time of option exercise.

5.    GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                            Financings         Deferred Income
                       -------------------   --------------------
                         1996       1995       1996        1995
-----------------------------------------------------------------
Gold swap              $ 83,839   $ 83,625   $   --     $   --
Gold loans               33,721     41,134      2,423     27,216
Currency loan            33,846       --         --         --
Debenture payable        27,966     28,055       --         --
Other                     3,551       --           34     (2,163)
-----------------------------------------------------------------
                        182,923    152,814      2,457     25,053
Less current portion    129,445     41,135        876     25,053
-----------------------------------------------------------------
                       $ 53,478   $111,679   $  1,581   $   --
=================================================================

Gold swaps
Gold swaps refer to currency loans and related, independently arranged, future gold delivery commitments. Taken together, the loans and commitments create obligations effectively denominated in gold and represent hedges of future gold production. In 1990, bonds totaling $84.0 million were swapped for an obligation to deliver 218,000 ounces of gold in September 1997, equivalent to a selling price of $385 per ounce. The effective interest rate on the bond and swap arrangement was 3.54% at December 31, 1996.

Subsequent to December 31, 1996, the company repurchased its 218,000 ounce gold delivery commitment which hedged the $84.0 million bond obligation described above (see also note 15). The $84.0 million bond obligation has an effective interest rate of 10.34% and is expected to be repaid in March 1997.

Gold term loan and currency loan
At December 31, 1996, a 41,562 ounce term loan was outstanding under a gold loan agreement (60,200 ounces at December 31, 1995). Under an August 1996 amendment, this term loan will be repaid over five years. All deferred gains related to the gold loan have been recognized in 1996 on a basis that matched the production originally designated for delivery. The remaining commitment is priced at $387.50 per ounce based on the gold price at the date of rescheduling. For financial statement presentation the outstanding gold loan was remeasured to $369 per ounce, the gold price at December 31, 1996 ($387 per ounce in 1995). Unrealized remeasurement gains or losses are included in deferred income. In August 1996, the company also borrowed an additional $34.7 million in U.S. dollars to be repaid over five years.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The gold loan agreement contains both term and revolving provisions. At December 31, 1996, the company had no amounts outstanding, and $100.0 million or gold equivalent available until 2001, under the revolving commitment.

The facility is convertible between gold and dollar borrowings. Interest on gold borrowings is calculated at the banks' gold rate plus 0.475%, and interest on dollar borrowings at LIBOR plus 0.475%. At December 31, 1996, the effective interest rates were 2.90% on the gold loan and 5.85% on the dollar borrowings.

Gold loan related to Swiss franc bonds
At December 31, 1995, the company's net gold delivery commitment related to the Swiss franc bond and swap arrangement was 118,990 ounces at approximately $374 per ounce, including deferred amounts. In 1996, 69,267 ounces of gold were delivered and the remaining 49,723 ounce commitment was rescheduled into quarterly payments of 5,525 ounces beginning in the first quarter of 1997 and ending in the first quarter of 1999. All deferred gains related to the Swiss franc transactions have been recognized in earnings in 1996 on a basis that matched the production originally designated for delivery. The remaining commitment is priced at $403 per ounce based on the gold price at the date of rescheduling. The effective rate of interest on the remaining commitment was 2.75% at December 31, 1996.

For financial statement presentation the remaining commitment was remeasured to $369 per ounce, the gold price at December 31, 1996.

Debenture payable
A subsidiary of the company has issued a debenture in the amount of $28.0 million, bearing interest at the one-month discount rate for bankers' acceptances plus 0.325%. The interest rate was 3.44% at December 31, 1996. This debenture is payable in April 1997 and is secured by a letter of credit.

Other information
Certain of the company's financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The company is in compliance with these ratios and other covenant requirements.

The company had outstanding letters of credit of $58.5 million at December 31, 1996, primarily related to the bonding of future reclamation obligations and to the debenture issued by a subsidiary of the company. Annual fees on the letters of credit range from 0.50% to 0.55%.

At December 31, 1996, the company had unutilized credit facilities of $111.5 million, including the $100.0 million or gold equivalent revolving commitment. Annual commitment fees on the unutilized credit facilities are 0.20%.

Interest payments were $9.0 million in 1996, $4.3 million in 1995 and $7.2 million in 1994.

Future gold and silver delivery commitments are summarized by year in note 15.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

6.    OTHER LONG-TERM OBLIGATIONS

                                                          1996      1995
-------------------------------------------------------------------------
Accrued reclamation and mine closure                    $33,263   $30,868
Provision for Alaska-Juneau development property
   reclamation and closure costs                         20,000      --
Provision for McCoy/Cove pit wall stabilization          28,407      --
Property acquisition costs                                1,473     1,831
Other                                                     3,912     2,069
-------------------------------------------------------------------------
                                                         87,055    34,768
Less current portion included in accounts payable and
accrued liabilities                                      17,063     2,750
-------------------------------------------------------------------------
                                                        $69,992   $32,018
=========================================================================

Reclamation and mine closure
At December 31, 1996, the company's future reclamation and mine closure costs are estimated to be $72.6 million, excluding Alaska-Juneau described below. The aggregate obligation accrued to December 31, 1996 was $33.3 million, including accruals of $6.3 million at operating mines in 1996, $5.0 million at operating mines and $12.9 million at non- producing properties (note 7) in 1995 and $4.7 million at operating mines in 1994. The remaining $39.3 million will be accrued on the unit-of-production method over the remaining life of each mine. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and related costs. These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

At December 31, 1996, the company recorded a provision of $77.1 million on Alaska-Juneau development property, including its $57.1 million investment and $20.0 million for estimated reclamation and closure costs. The provision resulted from a new feasibility study concluding that the project as currently designed would not be economically feasible (note 16).

Provision for McCoy/Cove pit wall stabilization
In the third quarter of 1996, the company recorded a $30.0 million provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada. The cost estimate underlying the provision is based on a preliminary evaluation of the total tons to be removed and the associated costs, both of which will be further refined as McCoy/Cove completes its stabilization plan. This plan could affect a portion of McCoy/Cove ore reserves, if it is determined that the cost to remove waste rock renders the portion uneconomic. By December 31, 1996, total spending for the pit wall stabilization was $1.6 million.

7.    INTEREST AND OTHER

                                                         1996        1995        1994
--------------------------------------------------------------------------------------
Interest income                                       $ (6,131)   $ (9,871)   $(10,237)
Interest expense                                         8,226       5,028       6,102
Gain on sale of Cluff Resources investment (note 4)     (2,509)       --          --
Gain on sale of Etruscan equity investment (note 4)     (1,874)       --          --
Summa litigation accrual (note 16)                       1,521        --          --
Gain on sale of Kensington                                --        (3,189)       --
Gain on disposition of Muscocho shares                    --        (2,104)       --
Environmental expenses at non-producing properties        --        12,899        --
Other                                                    3,857       1,398       3,864
--------------------------------------------------------------------------------------
                                                      $  3,090    $  4,161    $   (271)
======================================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Gain on sale of Kensington
In June 1995, the company completed the sale of its 50% interest in the Kensington development project to its partner, Coeur d'Alene Mines Corp., for $32.5 million and a scaled royalty on future production. A gain of $3.2 million was recorded on the sale.

Gain on disposition of Muscocho shares
In June 1995, the company sold its 11,585,110 common shares of Muscocho Explorations Ltd., representing 24.8% of Muscocho's issued and outstanding capital, in a private transaction for $2.1 million. A gain of $2.1 million was recorded on the sale, as the company had written off its investment in Muscocho in 1990.

Environmental expenses
During 1995, the company increased its provision for future reclamation costs at non-producing properties by $12.9 million, including $11.7 million related to the Sunnyside mine in Colorado.

8.    INCOME TAX EXPENSE
Geographic components
The geographic components of earnings before income tax expense and of income tax expense were as follows.

                                            1996          1995          1994
------------------------------------------------------------------------------
Earnings (loss) before income taxes:
   Canada                                 $ (32,792)   $ (41,407)   $ (15,183)
   United States and other                 (143,292)      (3,335)      28,181
------------------------------------------------------------------------------
                                          $(176,084)   $ (44,742)   $  12,998
==============================================================================

Current income tax expense (recovery):
   Canada                                 $     448    $  (3,891)   $     297
   United States and other                     (135)       1,133        1,082
------------------------------------------------------------------------------
                                                313       (2,758)       1,379
------------------------------------------------------------------------------

Deferred income tax expense (recovery):
   Canada                                       250         (950)      (5,702)
   United States and other                       55          502         --
------------------------------------------------------------------------------
                                                305         (448)      (5,702)
------------------------------------------------------------------------------
Income tax expense (recovery)             $     618    $  (3,206)   $  (4,323)
==============================================================================

Deferred income taxes
The payment of certain income taxes is deferred due to the recognition of amounts for tax purposes in different periods than for accounting purposes. The principal timing differences and related tax effects were as follows.

                                      1996             1995            1994
------------------------------------------------------------------------------
Depreciation and amortization        $    55         $   502         $(3,602)
Deferred mining costs                   --              --            (1,532)
Exploration costs                       --              --            (1,437)
Non-deductible reserves                 --              --              (355)
Non-capital losses                      --              --               169
Other                                    250            (950)          1,055
------------------------------------------------------------------------------
                                     $   305         $  (448)        $(5,702)
==============================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Effective tax rate
The effective tax rate on the company's earnings differed from the combined Canadian federal and provincial corporate income tax rate of 43.2% in 1996, 43.2% in 1995 and 42.9% in 1994 for the following reasons.

                                                     1996           1995          1994
----------------------------------------------------------------------------------------
Earnings (loss) before income taxes                $(176,084)    $ (44,742)    $  12,998
========================================================================================
Income tax effect of:
  Expected Canadian federal and
    provincial corporate income taxes              $ (76,068)    $ (19,329)    $   5,576
  Operating loss from which no tax benefit is         64,724        14,845          --
  derived
  Canadian resource allowance and earned depletion      (406)       (1,539)         (245)
  Foreign earnings subject to different income tax    11,806         1,815       (11,074)
    rates
  Other items                                            562         1,002         1,420
----------------------------------------------------------------------------------------
Income tax expense (recovery)                      $     618     $  (3,206)    $  (4,323)
========================================================================================
Effective tax rate (current and deferred)               (0.4%)         7.2%        (33.3%)
========================================================================================

Loss carryforwards
At December 31, 1996, the company had U.S. net operating loss carryforwards of approximately $254 million to apply against future taxable income and $44 million to apply against future alternative minimum taxable income. These loss carryforwards do not include provisions for the Alaska-Juneau development property and for the McCoy/Cove pit wall stabilization costs (note 6), which have not yet been recognized for income tax purposes. The net operating loss carryforwards expire during 2001-2011. Additionally, the company has Canadian non-capital loss carryforwards of approximately $24 million and net capital loss carryforwards of approximately $7 million. The non-capital loss carryforwards expire in various amounts from 1998 through 2003. The net capital loss carryforwards have no expiration date.

In 1995, the company realized $4.8 million from the conveyance of Canadian Development Expenses of $32.8 million to a third party. The proceeds were recorded as a recovery of income taxes in 1995 because the expenses represented unrecorded loss carryforwards for accounting purposes. The arrangement included the issuance of debentures to the third party (note 5).

Income tax payments (recoveries)
Income tax payments (recoveries) were $0.4 million in 1996, ($3.6) million in 1995 and $4.5 million in 1994.

9.    PREFERRED SHARES
The company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series is to consist of such number of shares and to have such designation, rights, privileges, restrictions and conditions as may be determined by the directors. No preferred shares are currently issued.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

10.   COMMON SHARES
Changes in the number of common shares outstanding during the three years ended December 31, 1996, were as follows.

                                                                             Number of
                                                                                Shares                Amount
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                                  112,213,496       $      480,006
1994:    Exercise of share options                                              468,009                3,053
         Conversion of preferred shares of subsidiary                               298                    2
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                                  112,681,803              483,061
1995:    Exercise of share options                                              282,306                1,517
         Conversion of preferred shares of subsidiary (note 11)              16,916,695              134,387
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                  129,880,804              618,965
1996:    Exercise of share options                                              644,062                4,768
         Shares issued on acquisition of Santa Elina, net of issuance
           costs of $0.3 million (note 3)                                     8,830,915               85,801
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                                  139,355,781       $      709,534
============================================================================================================

The company has suspended payment of dividends beginning in 1997. This will save approximately $21.0 million over the next two years for mine development, based on the company's prior practice of paying dividends totaling $0.075 per share as was done in 1996, 1995 and 1994. Dividends payable to Canadian residents have been converted to and paid in Canadian dollars.

Shelf registration
Pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission in 1994, the company may offer from time to time up to $200 million in aggregate principal amount of debt securities, common shares, and/or guarantees of debt securities issued by Echo Bay Resources, Inc., a wholly owned subsidiary of the company.

In connection with the U.S. shelf registration, the company also filed a shelf debt prospectus and a shelf equity prospectus with Canadian securities regulatory authorities. Under these prospectuses, the company could issue up to $125 million of debt securities and up to 10 million common shares.

Shareholder rights plan
Under the company's shareholder rights plan, if any person or group were to announce an intention to acquire, or were to acquire, 20% or more of the company's common shares without complying with the conditions of a "permitted bid," then the owners of each share of common stock (other than the acquiring person or group) would become entitled to exercise a right to buy one additional common share at 50% of the lowest share price on The Toronto Stock Exchange during the prior 90 days. The plan expires in 2004, subject to reconfirmation by shareholders in 1999.

A "permitted bid," which does not trigger the entitlement to acquire shares under the plan, is one that complies with applicable securities law in all jurisdictions where at least 5% of the company's common shares are owned; is made to all shareholders for all outstanding shares; is open for a minimum of 60 days; takes up no shares until at least 66-2/3% of the outstanding shares have been tendered to the bid, including those owned by the acquiring person or group; and meets certain other conditions.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Employee share incentive plan and director equity plan
These plans provide for the granting of options to officers, key employees, and eligible directors to purchase common shares. Outstanding share options under the plans are exercisable at prices equal to the market value on the date of grant. The option holder may exercise each share option over a period of 10 years from the date of grant. Options generally vest in 25% increments on the first, second, third and fourth year anniversaries following the grant date. Option prices are denominated in Canadian dollars.

Changes in the number of options outstanding during the three years ended December 31, 1996 were as follows.

                                      Employee Share Incentive Plan                         Director Equity Plan
                                      -----------------------------                    -------------------------
                                                                           Weighted                     Weighted
                                                          Number of         Average    Number of         Average
                                                             Shares  Exercise Price       Shares  Exercise Price
 ---------------------------------------------------------------------------------------------------------------
 Options outstanding, December 31, 1993                   3,613,414       C$ 11.24            --       C$    --
 1994:   Options granted                                    615,618          15.80        55,200          14.63
         Options exercised                                 (468,009)          8.78            --             --
         Options forfeited                                  (16,400)         13.80            --             --
 ---------------------------------------------------------------------------------------------------------------
 Options outstanding, December 31, 1994                   3,744,623       C$ 12.29        55,200       C$ 14.63
 1995:   Options granted                                    989,400          13.33        65,000          12.50
         Options exercised                                 (317,755)          8.16            --             --
         Options forfeited                                 (113,576)         13.06            --             --
 ---------------------------------------------------------------------------------------------------------------
 Options outstanding, December 31, 1995                   4,302,692       C$ 12.81       120,200       C$ 13.48
 1996:   Options granted                                  1,065,130          12.26        40,000          18.25
         Options exercised                                 (694,758)         10.86        (2,300)         14.63
         Options forfeited                                 (244,247)         14.42            --             --
         Options expired                                    (90,150)         14.88            --             --
 ---------------------------------------------------------------------------------------------------------------
 Options outstanding, December 31, 1996                   4,338,667       C$ 12.85       157,900       C$ 14.67
 ===============================================================================================================


The number of shares reserved for future grants at December 31, 1996 are 288,085 under the Employee Share Incentive Plan and 264,800 under the Director Equity Plan. The number and weighted average price of shares exercisable under the Employee Share Incentive Plan are 2,282,905 at C$12.70 at December 31, 1996; 2,502,927 at C$11.82 at December 31, 1995; and 2,245,720 at C$11.24 at
December 31, 1994. The number and weighted average price of shares exercisable under the Director Equity Plan are 41,550 at C$13.79 at December 31, 1996 and 13,800 at C$14.63 at December 31, 1995.

Options outstanding at December 31, 1996 had the following characteristics.

Employee Share Incentive Plan
-----------------------------
                                           Weighted Avg.                                       Weighted Avg.
     Number of                 Exercise  Exercise Price          Weighted        Number of    Exercise Price
        Shares                    Price       of Shares     Average Years           Shares         of Shares
   Outstanding                    Range     Outstanding   Until Expiration     Exercisable       Exercisable
------------------------------------------------------------------------------------------------------------
       239,725     C$  5.75 - C$   8.13       C$   5.97                  6          224,925         C$  5.92
       631,072     C$  8.88 - C$   9.75       C$   9.12                  3          631,072         C$  9.12
     2,104,940     C$ 10.70 - C$  13.38       C$  12.20                  8          576,371         C$ 13.07
     1,277,880     C$ 15.75 - C$  18.88       C$  16.46                  8          804,912         C$ 16.48
        85,050     C$ 19.13 - C$  25.94       C$  21.40                  5           45,625         C$ 23.37
------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Director Equity Plan
--------------------
                                     Weighted Avg.                                          Weighted Avg.
  Number of           Exercise   Exercise Price of            Weighted        Number of    Exercise Price
     Shares              Price              Shares       Average Years           Shares         of Shares
Outstanding              Range         Outstanding    Until Expiration      Exercisable       Exercisable

---------------------------------------------------------------------------------------------------------
157,900     C$ 12.50 - C$ 18.25      C$     14.67                    8           41,550      C$     13.79
---------------------------------------------------------------------------------------------------------

11.   PREFERRED STOCK OF A SUBSIDIARY
There was no preferred stock of a subsidiary outstanding as of December 31, 1996. In July 1992, the company received net proceeds of $136.3 million from the sale of 5.75 million shares of Series A cumulative preferred stock of a financing subsidiary, Echo Bay Finance Corp. Quarterly dividends were paid on the preferred shares totaling $1.75 per share annually. On July 31, 1995, the preferred stock became redeemable, in whole or in part, at the option of the subsidiary.

In three separate calls for redemption during 1995, the entire issue of preferred shares was converted into common shares of the company at 2.985 common shares for each $25 preferred share or redeemed for cash at $26.225 per preferred share plus accrued dividends. During 1995, 5,667,437 preferred shares were converted into 16,916,695 of the company's common shares, and 82,313 preferred shares were redeemed for cash of $2.2 million.

12. DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

U.S. GAAP financial statements
The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States as described below.

In accordance with Canadian GAAP, certain long-term foreign exchange contracts are considered to be hedges of the cost of goods to be purchased in foreign currencies in future periods. Gains and losses related to changes in market values of such contracts are recognized as a component of the cost of goods when the related hedged purchases occur. Under U.S. GAAP, changes in market value would be included in current earnings.

In accordance with Canadian GAAP, certain share investments are carried at cost as long-term investments (note 4). These investments would be written down and a loss recognized in earnings only when there is a loss in value that is other than temporary. Under U.S. GAAP, these investments would be marked to market, with unrealized gains or losses excluded from earnings and reported as a separate component of common shareholders' equity, net of tax. The unrealized gain on share investments carried at cost is $5.0 million after a nil tax effect as of December 31, 1996 ($9.8 million at December 31, 1995).

In accordance with Canadian GAAP, the company uses the deferral method of accounting for income taxes. Under U.S. GAAP, the company would use the liability method of accounting for income taxes.

In accordance with Canadian GAAP, the cost of the Santa Elina acquisition included the market value of the 8.8 million common shares ($9.75 per share or $86.1 million) issued by the company on July 16, 1996 (note 3). Under U.S. GAAP, the cost would be determined based on the market value of the company's common shares on April 9, 1996, the date of the commitment agreement ($13.875 per share or $122.5 million). The difference between the methods would increase mining properties and common

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

shares under U.S. GAAP by $36.4 million. Additionally, in accordance with Canadian GAAP, the allocation of the purchase price of the Santa Elina acquisition does not include any adjustment for the effect of deferred income taxes. U.S. GAAP requires the recognition of deferred tax assets and liabilities for the tax effects of the differences between the allocated values and the tax bases of the assets acquired and the liabilities assumed. Under U.S. GAAP the recognition of deferred taxes would increase mining properties and deferred income taxes by $46.6 million, net of activity after acquisition of $1.1 million.

In accordance with Canadian GAAP, the company's mining properties are amortized over proven and probable reserves and other mineralization. Under U.S. GAAP, only proven and probable reserves would be used as the basis for amortization. The difference between the two accounting principles is not material to the results of operations for any of the periods presented. On a cumulative basis under U.S. GAAP, mining properties and common shareholders' equity would be $10.6 million lower and deficit would be $10.6 million higher at December 31, 1996 ($11.4 million lower and $11.4 million higher at December 31, 1995).

The effects on the consolidated statement of earnings of the above differences would have been as follows.

                                              1996          1995          1994
-------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP     $(176,702)   $ (50,060)   $   8,023
  Change in market value of foreign
    exchange contracts                          2,168        3,605        4,198
  Application of liability method for
    accounting for income taxes                  --           --         (4,900)
-------------------------------------------------------------------------------
NET EARNINGS (LOSS) UNDER U.S. GAAP         $(174,534)   $ (46,455)   $   7,321
===============================================================================
EARNINGS (LOSS) PER SHARE UNDER U.S. GAAP   $   (1.30)   $   (0.40)   $    0.07
===============================================================================

Selected information from the consolidated balance sheets under Canadian and U.S. GAAP is as follows.

                                                                         1996                                    1995
                                          -----------------------------------    ------------------------------------
                                            Canadian GAAP           U.S. GAAP       Canadian GAAP           U.S. GAAP
---------------------------------------------------------------------------------------------------------------------
Long-term investments and other assets          $  39,701          $   54,642         $    56,956        $     78,527
Mining properties                               $ 405,011          $  477,517         $   318,219        $    306,819
Deferred income taxes                           $   8,392          $   55,038         $     8,096        $      8,096
Common shares                                   $ 709,534          $  745,962         $   618,965        $    618,965
Deficit                                         $ 201,931          $  202,528         $    15,109        $     18,706
COMMON SHAREHOLDERS' EQUITY                     $ 492,309          $  533,110         $   588,852        $    599,023
=====================================================================================================================

Under U.S. GAAP, the 1996 common share issuance for the acquisition of Santa Elina and the 1995 preferred stock conversions to common shares would not have been shown in the consolidated statement of cash flow as they were non-cash transactions. Accordingly, common shares issued in acquisition of Santa Elina and the cost of the Santa Elina acquisition would have been reduced by $86.1 million each for 1996, and preferred share conversions and common share issues would have been reduced by $134.3 million each for 1995 on the consolidated statement of cash flow.

Effective January 1, 1996, for the purpose of preparing U.S. GAAP financial information, the company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

used in operations when indicators of impairment are present. Implementation of Statement No. 121 had no effect on the U.S. GAAP financial information of the company.

U.S. GAAP tax disclosure
Significant components of the company's deferred tax liabilities and assets under U.S. GAAP disclosure requirements would have been as follows.

                                                               1996                                    1995
                                -----------------------------------    ------------------------------------
                                                 U.S.                                    U.S.
millions of U.S. dollars          Canada   and other          Total       Canada    and other         Total
-----------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Tax over book depreciation
    and depletion               $   23.5     $   51.8    $    75.3     $    17.0     $   35.2     $   52.2
  Other tax liabilities              7.5           --          7.5           8.0          --           8.0
------------------------------------------------------------------     -----------------------------------
Total deferred tax                  31.0         51.8         82.8          25.0         35.2         60.2
------------------------------------------------------------------     -----------------------------------
liabilities

Deferred tax assets:
  Net operating loss and
    other carryforwards             13.1         93.9        107.0           5.3         87.7         93.0
  Book over tax depreciation
    and depletion                   22.9          --          22.9          22.6          --          22.6
  Accrued liabilities                2.7         29.1         31.8           2.5         11.3         13.8
  Other tax assets                   0.5          7.6          8.1           1.3          6.9          8.2
------------------------------------------------------------------     -----------------------------------
Total deferred tax assets
  before allowance                  39.2        130.6        169.8          31.7        105.9        137.6
Valuation allowance for
  deferred tax assets              (16.0)      (126.0)      (142.0)        (14.3)       (71.2)       (85.5)
------------------------------------------------------------------     -----------------------------------
Total deferred tax assets           23.2          4.6         27.8          17.4         34.7         52.1
------------------------------------------------------------------     -----------------------------------

Net deferred tax liabilities    $    7.8     $   47.2    $    55.0     $     7.6     $    0.5     $    8.1
==================================================================     ===================================

The net increase in the valuation allowance for deferred tax assets was $56.5 million for 1996 and $10.0 million for 1995.

Stock-based compensation
The U.S. Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," is applicable for fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. The company has determined that it will elect to continue to follow APB No. 25 and related Interpretations in accounting for its employee and director stock options in financial information prepared in conformity with U.S. GAAP.

In accordance with Canadian GAAP and U.S. GAAP (under APB No. 25), the company does not recognize compensation expense for stock option grants in the earnings statement, as the market prices of the underlying stock on the grant dates do not exceed the exercise prices of the options granted.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Had the company adopted statement No. 123 for its U.S. GAAP disclosure, the following net losses would have been reported.

                                             1996           1995
------------------------------------------------------------------
Net loss under U.S. GAAP                   $(174,534)   $ (46,455)
Pro forma stock compensation expense,
  after a nil income tax effect               (2,766)        (455)
------------------------------------------------------------------
Pro forma net loss under U.S. GAAP         $(177,300)   $ (46,910)
------------------------------------------------------------------
Pro forma loss per share under U.S. GAAP   $   (1.32)   $   (0.40)
==================================================================

The company has utilized the Black-Scholes option valuation model to estimate the fair value of options granted, assuming a weighted average option life of 6 years, risk-free interest rates ranging from 5.40% to 6.64%, a 1% dividend yield and a volatility factor of 40%. The weighted average fair value of options granted is estimated at $4.18 per share in 1996 and $4.37 per share in 1995.

Other
The estimated fair values of financial instruments are set out below and in note 15. The fair values were determined from quoted market prices.

                                                                   1996                                1995
                                           ----------------------------         ---------------------------
                                              Carrying        Estimated           Carrying        Estimated
millions of U.S. dollars                        Amount       Fair Value             Amount       Fair Value
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                  $     103.2      $     103.2         $    185.8       $    185.8
Long-term investments                      $      39.7      $      44.7         $     57.0       $     70.7
Debenture payable and
  other currency loans                     $      65.4      $      65.1         $     28.1       $     28.0
-----------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

13.   JOINT VENTURES
Summarized below are company's 50% interest in the Round Mountain mine and, in 1996, 51% interest in Santa Elina (note 3), accounted for by the proportionate consolidation method.

-----------------------------------------------------------------------------------
                                                    1996         1995        1994
-----------------------------------------------------------------------------------
Revenues                                          $  79,865   $  67,843   $  79,806
Operating costs                                     (45,437)    (35,028)    (37,547)
Royalties                                            (6,482)     (5,266)     (6,833)
Production taxes                                       (886)       (686)     (1,735)
Depreciation and amortization                       (14,178)    (14,488)    (15,050)
Reclamation and mine closure                           (945)       --          --
Exploration                                          (2,862)        (24)        (37)
Other                                                  (391)       (143)         87
-----------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                      $   8,684   $  12,208   $  18,691
===================================================================================

Current assets                                    $  63,171   $   6,575   $   7,911
Non-current assets                                  237,336     102,847     101,914
Current liabilities                                 (16,515)     (7,870)    (13,789)
Non-current liabilities                             (18,632)     (7,191)    (17,332)
-----------------------------------------------------------------------------------
EQUITY                                            $ 265,360   $  94,361   $  78,704
===================================================================================
Net cash provided (used) by:
  Operating activities                            $  16,738   $  42,853   $  46,207
  Investing activities                              (20,944)    (15,415)     (2,661)
  Financing activities                               (3,339)       --          --

-----------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                   $  (7,545)  $  27,438   $  43,546
===================================================================================

14.   GEOGRAPHIC SEGMENT INFORMATION
Financial information regarding geographic segments is set out below.

--------------------------------------------------------------------------------------
                                                      1996         1995         1994
--------------------------------------------------------------------------------------
Revenue:
  Canada                                           $  63,859    $  67,026    $  69,468
  United States                                      273,457      293,704      308,132
--------------------------------------------------------------------------------------
                                                   $ 337,316    $ 360,730    $ 377,600
======================================================================================
Earnings (loss) before income taxes
  Canada                                           $ (32,792)   $ (41,407)   $ (15,183)
  United States                                     (143,725)      (2,452)      28,181
  Brazil and other                                       433         (883)        --
--------------------------------------------------------------------------------------
                                                    (176,084)     (44,742)      12,998
Income tax expense (recovery)                            618       (3,206)      (4,323)
--------------------------------------------------------------------------------------
Earnings (loss) before preferred stock dividends    (176,702)     (41,536)      17,321
Dividends on preferred stock of subsidiary              --          8,524        9,298
--------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                $(176,702)   $ (50,060)   $   8,023
======================================================================================

Assets:
  Canada                                           $ 236,482    $ 350,329    $ 140,035
  United States                                      406,750      488,250      741,628
  Brazil and other                                   188,913       32,582         --
--------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 832,145    $ 871,161    $ 881,663
======================================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

15.   HEDGING ACTIVITIES AND COMMITMENTS
In the first quarter of 1997 the company repurchased its 218,000 ounce gold commitment which hedged the $84.0 million bond obligation (note 5) and repurchased all of its gold and silver forward sales positions, which consisted of 654,000 ounces of gold with delivery dates ranging from 1997 to 2002 and 8.5 million ounces of silver with delivery dates ranging from 1997 to 1999. These transactions resulted in cash proceeds of $63.3 million which are expected to be used, together with existing cash, to repay the $84.0 million bond obligation in March 1997. This $63.3 million has been deferred and will be recognized in earnings as the formerly hedged gold and silver production is sold. The gain will be recognized in revenue as follows: $14.1 million in 1997, $14.8 million in 1998, $27.7 million in 1999 and $6.7 million in 2000 and beyond. To provide protection against a decrease in gold prices, the company purchased 450,000 ounces of gold put options and sold 300,000 ounces of gold call options for a net cost of $0.4 million.

This note to the company's consolidated financial statements shows the company's pro forma hedge and commitments as of December 31, 1996, adjusted to reflect the first quarter 1997 transactions described above.

Gold and silver commitments
The company's pro forma gold and silver commitments as of December 31, 1996, adjusted to reflect the first quarter 1997 transactions described above, were as follows.

                                             Gold            Average
                                            Loans     Price of Loans
                                         (ounces)        (per ounce)
--------------------------------------------------------------------
1997                                       27,569           $    400
1998                                       29,756                399
1999                                       15,367                393
2000                                       12,031                388
2001                                        6,563                388
--------------------------------------------------------------------
                                           91,286           $    396
====================================================================

The delivery prices on the gold loans stated above represent the prices established per the gold loan agreements. Gold loans are remeasured at each balance sheet date, resulting in deferred losses of $2.5 million at December 31, 1996. These losses are netted against deferred income and will be included in revenue when the production related to the loans is sold. See note 5.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The company's pro forma option position as of December 31, 1996, adjusted to reflect the first quarter 1997 transactions described above, was as follows.

                                Put Options Purchased         Call Options Sold
                          ---------------------------   -----------------------
                                         Strike Price              Strike Price
                             Ounces         per Ounce      Ounces     per Ounce
-------------------------------------------------------------------------------
Gold
----
1997                        300,000          $    345     150,000     $    389
1998                        150,000               345     150,000          398
-------------------------------------------------------------------------------
                            450,000          $    345     300,000     $    394
===============================================================================
Silver
------
1997                      1,440,000          $   5.40   1,440,000     $   6.43
-------------------------------------------------------------------------------
                          1,440,000          $   5.40   1,440,000     $   6.43
===============================================================================

Currency position
The company's obligations to purchase Canadian dollars as of December 31, 1996 were as follows.

-------------------------------------------------------------------------------
                                                Canadian          Exchange Rate
                                                 Dollars      (C$ to U.S.$1.00)
-------------------------------------------------------------------------------
1997                                        $ 26,200,000                   1.49
1998                                          25,200,000                   1.52
1999                                          25,200,000                   1.56
2000                                          25,200,000                   1.59
-------------------------------------------------------------------------------
                                            $101,800,000                   1.54
===============================================================================

Crude oil position
The company's swap contracts and forward purchase commitment as of December 31, 1996 were as follows.

-------------------------------------------------------------------------------
                                             Barrels of
                                              Crude Oil              Price per
                                              Purchased                 Barrel
-------------------------------------------------------------------------------
1997                                            397,000            $    17.95
1998                                            390,000                 17.57
1999                                             20,000                 17.63
-------------------------------------------------------------------------------
                                                807,000            $    17.76
===============================================================================

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

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Shown below are the carrying amounts and unrealized gains or losses on the company's hedging positions at December 31, 1996 and 1995, and pro forma at December 31, 1996, adjusted to reflect the first quarter 1997 transactions described above.

                                                 At December 31, 1996          Pro forma at December 31, 1996
------------------------------------------------------------------------      -------------------------------
                                              Carrying        Unrealized             Carrying      Unrealized
                                                Amount        Gain(loss)               Amount      Gain (loss)
------------------------------------------------------------------------      -------------------------------
1996
----
Gold swaps (note 5)                      $      83,800      $      7,100         $         --      $       --
Gold loans (note 5)                             33,700                --               33,700              --
Off-balance sheet instruments:
  Gold forward sales                                --            50,300                   --              --
  Silver forward sales                              --             8,800                   --              --
  Gold options     - puts                          400                --                2,300              --
                   - calls                          --                --               (1,500)             --
  Silver options   - puts                        1,000              (300)               1,000            (300)
                   - calls                      (1,000)            1,000               (1,000)          1,000
  Foreign currency contracts                        --            10,000                   --          10,000
  Crude oil contracts                               --             3,000                   --           3,000
------------------------------------------------------------------------      -------------------------------
                                                            $     79,900                           $   13,700
========================================================================      ===============================
1995
----
Gold swaps (note 5)                      $     101,480      $      3,600
Gold loan (note 5)                              23,279                --
Off-balance sheet instruments:
  Gold forward sales                                --            34,900
  Silver forward sales                              --             6,400
  Gold and silver options - puts                   924              (900)
                          - calls                 (546)            2,000
  Foreign currency contracts                        --             7,800
  Crude oil contracts                               --              (300)
------------------------------------------------------------------------
                                                            $     53,500
========================================================================

Fair values are estimated for the contract settlement dates based on market quotations of various input variables. These variables are used in valuation models that estimate the fair market value.

The credit risk exposure related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. To reduce counterparty credit exposure, the company deals only with large credit-worthy financial institutions, and limits credit exposure to each. In addition, to allow for situations where positions may need to be reversed, the company deals only in markets it considers highly liquid.

Most of the company's hedging transactions have no margin requirements. In some instances, however, mainly for the longer-term forward sales and options, margin deposits are required when the market value exceeds the contract value by a predetermined amount.

The fair value of the company's hedged position can be affected by market conditions beyond the company's control. The effect of changes in various market factors on the company's pro forma outstanding hedged position at December 31, 1996, adjusted to reflect the first quarter 1997 transactions described above, would be as follows.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

                                                                 Amount    Effect on Market Value
                                                                     of        of Hedged Position
                                                                 Change       (thousands of U.S.$)
-------------------------------------------------------------------------------------------------
Change in:
  Gold prices                                             $ 10.00/ounce                   $2,400
  Silver prices                                            $ 0.25/ounce                      300
  Canadian dollar                                            U.S.$ 0.01                    1,000
  Crude oil prices                                        $ 1.00/barrel                      800
  Interest rates (effect on gold and silver
    options and gold loans)                                          1%                      750
-------------------------------------------------------------------------------------------------

Hedging gains and losses represent the difference between spot or market prices and realized amounts. Shown below are the hedging gains (losses) recognized in earnings.

-----------------------------------------------------------------------------------------------------------
                                                               1996               1995                1994
-----------------------------------------------------------------------------------------------------------
Revenue:
  Gold loans and swaps                                   $   (3,943)         $    (612)         $    3,278
  Gold forward sales                                          1,541              2,849              (1,278)
  Silver loans and swaps                                         --                 --               7,539
  Silver forward sales                                        1,910              1,909              (3,703)
  Gold and silver options                                       534                394               1,113
Operating expenses:
  Foreign currency contracts                                  1,459                839                (705)
  Crude oil contracts                                         1,120                326                (631)
Dividends on preferred stock of subsidiary:
  Interest rate swap                                             --               (493)                764
----------------------------------------------------------------------------------------------------------
                                                         $    2,621          $   5,212          $    6,377
==========================================================================================================

16.   OTHER COMMITMENTS AND CONTINGENCIES
Royalties
Round Mountain mine production is subject to a net smelter return royalty ranging from 3.53% at gold prices of $320 per ounce or less to 6.35% at gold prices of $440 per ounce or more. Its production is also subject to a gross revenue royalty of 3%, reduced to 1 1/2% after $75.0 million has been paid. For the period from inception through December 31, 1996, cumulative royalties of $16.8 million have been paid on the gross revenue royalty.

McCoy/Cove production is subject to a 2% net smelter return royalty. This royalty is based on sales less certain deductions.

A portion of production from the Lamefoot area of the Kettle River mine is subject to a 5% net smelter return royalty. K-2 area production at Kettle River is subject to a 5% gross proceeds royalty and a net smelter return royalty ranging from 2% at gold prices of $300 per ounce or less to 3% at gold prices of $400 per ounce or more.

Operating lease commitments
The company's principal lease commitments are for office premises, aircraft and equipment. The company's commitments under the remaining terms of the leases are approximately $23.7 million, payable as follows: $5.9 million in 1997, $2.8 million in 1998, $2.7 million in 1999, $2.5 million in 2000, $2.5 million in 2001 and $7.3 million thereafter.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Contingencies
At December 31, 1996, the company accrued $20.0 million for estimated reclamation and closure costs associated with the Alaska-Juneau development property. Actual spending related to reclamation and closure costs may differ from the current estimate of $20.0 million. The provision for future reclamation and closure costs is reviewed periodically and adjusted as additional information becomes available.

In 1995, Summa Corporation commenced in Nevada state court a lawsuit against the company and the predecessor owner of the McCoy/Cove and Manhattan mines, claiming improper deductions in calculation of royalties payable over several years of production at McCoy/Cove and the former Manhattan mine. Summa Corporation filed a motion for summary judgment seeking $10.3 million for allegedly underpaid royalties plus interest. The court denied Summa's motion. The case is scheduled for trial in the spring of 1997. The company has accrued $1.7 million related to the Summa litigation, including $1.5 million in 1996.

                         QUARTERLY FINANCIAL HIGHLIGHTS
                                  (Unaudited)
                (millions of U.S. Dollars except per share data)

                                                  Net            Earnings
                                             Earnings          (Loss) per
                             Revenue            (Loss)              Share
--------------------------------------------------------------------------
1996
First quarter              $    67.8        $   (16.2)        $     (0.12)
Second quarter                  95.1            (14.6)              (0.11)
Third quarter(1)                94.9            (42.4)              (0.31)
Fourth quarter(2)               79.5           (103.5)              (0.77)
--------------------------------------------------------------------------
Total                      $   337.3        $  (176.7)        $     (1.31)
==========================================================================

1995
First quarter              $    84.2        $   (11.7)        $     (0.10)
Second quarter                  90.6            (13.0)              (0.12)
Third quarter                   93.5             (8.7)              (0.08)
Fourth quarter                  92.4            (16.7)              (0.13)
--------------------------------------------------------------------------
Total                      $   360.7        $   (50.1)        $     (0.43)
==========================================================================

(1) Includes a $30.0 million ($0.22 per share) provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada. See "Business and Properties--McCoy/Cove."
(2) Includes a $77.1 million ($0.57 per share) provision to write off the $57.1 million book value of the company's Alaska-Juneau development property in Alaska and to accrue $20.0 million for estimated reclamation and closure costs. See "Business and Properties--Alaska-Juneau."

            ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

                      ITEM 10--DIRECTORS OF THE REGISTRANT

The information about the directors of the company required by this item is located in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year. Information about the executive officers of the company required by this item appears in Part I of this Annual Report on Form 10-K.

                        ITEM 11--EXECUTIVE COMPENSATION

The information required by this item appears in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year.

    ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year.

            ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year.

                                    PART IV

   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1.    Financial Statements included in Part II, Item 8 Echo Bay Mines Ltd.

                                                                         Page
                                                                         ----
Management's Responsibility for Financial Reporting . . . . . . . . . . . 57
Report of Independent Chartered Accountants . . . . . . . . . . . . . . . 58
Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . 59
Consolidated Statement Of Earnings  . . . . . . . . . . . . . . . . . . . 60
Consolidated Statement Of Retained Earnings (Deficit) . . . . . . . . . . 60
Consolidated Statement Of Cash Flow . . . . . . . . . . . . . . . . . . . 61

2.    Financial Statement Schedules included in Part IV
      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    Exhibits required to be filed by Item 601 of Regulation S-K
      Exhibits 10.6, 21, 23.1, 23.2, 23.3, 24 and 27 are filed herewith. All other exhibits are incorporated by reference as indicated below.

      Exhibit
         No.        Exhibit Description
      -------       -------------------
       2.1          Share Subscription and Purchase Agreement among Sercor,
                    Ltd., Echo Bay Mines Ltd. and Kendall Gold Corporation
                    (incorporated by reference to Exhibit 2.1 of the report on
                    Form 8-K of file no. 1-8542 filed on April 24, 1996).

       2.2          Merger Agreement between Santa Elina Gold Corporation and
                    Kendall Gold Corporation (incorporated by reference to
                    Exhibit 2.2 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).

       3.1          Restated Articles of Incorporation of the Registrant
                    (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 2-84687).

       3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 2-84687).

       4.1          Shelf registration statement, dated April 14, 1994
                    (incorporated herein by reference to Registration Statement
                    No. 33-77738 and amendments thereto).

       4.2          Shareholder rights plan, dated September 2, 1994
                    (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on October 14,
                    1994).

      10.1 Employee Share Incentive Plan (incorporated herein by reference to Exhibit 10(n) of Registration Statement No.
                    2-84687).

      10.2          Amendment dated 2/18/86, to the Employee Share Incentive
                    Plan described in 10.1 above (incorporated herein by reference to Exhibit 10.29 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1986).

      10.3          Amendment dated April 1, 1992 to Employment Agreement with
                    Richard C. Kraus (incorporated herein by reference to Exhibit 10.16 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1992).

      10.4 Form of Deferred Compensation Agreement between the company and certain senior executives (incorporated herein by reference to Exhibit 10.11 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1993).

      10.5          Form of Unanimous Shareholders Agreement among Echo Bay
                    Mines Ltd., Sercor Limited, Paulo C. de Brito, Angela Maria de Brito and Kendall Gold Corporation (incorporated by reference to Exhibit 10.1 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).

      10.6          Employment Agreement dated May 10, 1996 with Robert L. Leclerc.

      21            Subsidiaries of the Registrant.

      23.1          Consent of Ernst & Young.

      23.2          Consent of FSS Canada Consultants Inc.

      23.3          Consent of H. A. Simons Ltd.

      24            Power of Attorney.

      27            Financial Data Schedule.


(b)   Reports on Form 8-K

      Filed on January 14, 1997, reporting the write off of the company's Alaska-Juneau development property and corresponding $77.1 million charge to earnings (see "Business and Properties--Alaska-Juneau), the company's decision to proceed with construction and development of the Aquarius and Paredones Amarillos development projects (see "Business and Properties--Construction Programs--Aquarius" and "--Paredones Amarillos") and the suspension of dividends on common shares (see "Market for the Registrant's Common Shares and Related Shareholder Matters-- Dividends").

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ECHO BAY MINES LTD.


                                     By: /s/ Richard C. Kraus
                                        --------------------------------------
                                        Richard C. Kraus, President and
                                        Chief Executive Officer

                                     Date:    February 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

       Signature                    Title                            Date
       ---------                    -----                            ----

/s/ Richard C. Kraus          President and Chief Executive    February 13, 1997
---------------------------   Officer
Richard C. Kraus


/s/ Peter H. Cheesbrough      Senior Vice President, Finance
---------------------------   and Chief Financial Officer
Peter H. Cheesbrough

/s/ Gerald A. Tywoniuk        Vice President, Controller and
---------------------------   Principal Accounting Officer
Gerald A. Tywoniuk

*JOHN N. ABELL
*LATHAM C. BURNS
*JOHN G. CHRISTY
*PETER CLARKE
*CARLOS A. FERRER
*RICHARD C. KRAUS
*ROBERT L. LECLERC
*JOHN F. MCOUAT                 *A majority of the
*MONICA E. SLOAN                 Board of Directors
*R. GEOFFREY P. STYLES

 * By  /s/ Robert L. Leclerc
       ---------------------
       February 13, 1997
       Robert L. Leclerc, Attorney-in-fact

                                 EXHIBIT INDEX

      Exhibit
         No.        Exhibit Description
      -------       -------------------
       2.1          Share Subscription and Purchase Agreement among Sercor,
                    Ltd., Echo Bay Mines Ltd. and Kendall Gold Corporation
                    (incorporated by reference to Exhibit 2.1 of the report on
                    Form 8-K of file no. 1-8542 filed on April 24, 1996).

       2.2          Merger Agreement between Santa Elina Gold Corporation and
                    Kendall Gold Corporation (incorporated by reference to
                    Exhibit 2.2 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).

       3.1          Restated Articles of Incorporation of the Registrant
                    (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 2-84687).

       3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 2-84687).

       4.1          Shelf registration statement, dated April 14, 1994
                    (incorporated herein by reference to Registration Statement
                    No. 33-77738 and amendments thereto).

       4.2          Shareholder rights plan, dated September 2, 1994
                    (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on October 14,
                    1994).

      10.1 Employee Share Incentive Plan (incorporated herein by reference to Exhibit 10(n) of Registration Statement No.
                    2-84687).

      10.2          Amendment dated 2/18/86, to the Employee Share Incentive
                    Plan described in 10.1 above (incorporated herein by reference to Exhibit 10.29 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1986).

      10.3          Amendment dated April 1, 1992 to Employment Agreement with
                    Richard C. Kraus (incorporated herein by reference to Exhibit 10.16 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1992).

      10.4 Form of Deferred Compensation Agreement between the company and certain senior executives (incorporated herein by reference to Exhibit 10.11 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1993).

      10.5          Form of Unanimous Shareholders Agreement among Echo Bay
                    Mines Ltd., Sercor Limited, Paulo C. de Brito, Angela Maria de Brito and Kendall Gold Corporation (incorporated by reference to Exhibit 10.1 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).

      10.6          Employment Agreement dated May 10, 1996 with Robert L.
                    Leclerc.

      21            Subsidiaries of the Registrant.

      23.1          Consent of Ernst & Young.

      23.2          Consent of FSS Canada Consultants Inc.

      23.3          Consent of H. A. Simons Ltd.

      24            Power of Attorney.

      27            Financial Data Schedule.