Form 10-Q
period 1997-03-31
ECHO BAY MINES LTD
filed 1997-04-30
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                                --------------


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                    Commission File Number 1-8542
                                           ------

                              ECHO BAY MINES LTD.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Incorporated under the laws
                   of Canada                                    None
          ---------------------------                     ------------------
          (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or organization)               Identification No.)

       Suite 1000, 6400 S. Fiddlers Green Circle
                     Englewood, CO                              80111-4957
        ----------------------------------------               ------------
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

                           Yes     X      No
                                 -----       -----

                                                Shares Outstanding as of
      Title of Class                                 April 25, 1997
      --------------                            ------------------------
       Common Shares                                   139,370,031
without nominal or par value

================================================================================

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                                                      Page
                                                                                                      ----

PART I - FINANCIAL INFORMATION
     ITEM 1. Financial Statements (Unaudited).......................................................     1
     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..     9

PART II - OTHER INFORMATION
     ITEM 1. Legal Proceedings......................................................................    26
     ITEM 6. Exhibits and Reports on Form 8-K.......................................................    26
SIGNATURE...........................................................................................    27

                             ECHO BAY MINES LTD.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                   March 31   December 31
thousands of U.S. dollars                        1997          1996
-------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                 $  104,847    $  103,196
 Interest and accounts receivable               9,702         9,739
 Inventories (note 2)                          44,078        33,941
 Prepaid expenses and other assets              5,596         6,573
-------------------------------------------------------------------
                                              164,223       153,449

Plant and equipment (note 3)                  231,328       233,984
Mining properties (note 3)                    404,474       405,011
Long-term investments and other assets         48,972        39,701
-------------------------------------------------------------------
                                           $  848,997    $  832,145
-------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities  $   67,970    $   72,421
 Income and mining taxes payable                3,696         3,651
 Gold and other financings (note 4)            16,408       129,445
 Deferred income (note 4)                      14,708           876
-------------------------------------------------------------------
                                              102,782       206,393

Gold and other financings (note 4)             51,051        53,478
Deferred income (note 4)                       55,578         1,581
Other long-term obligations                    63,287        69,992
Deferred income taxes                           8,789         8,392

Commitments and contingencies (notes 7 and 8)

Common shareholders' equity:
 Common shares, no par value, unlimited
  number authorized;
   issued and outstanding - 139,370,031
   shares (139,355,781 shares at
    December 31, 1996)                        709,593       709,534
 Capital securities (note 5)                   95,974            --
 Deficit                                     (221,974)     (201,931)
 Foreign currency translation                 (16,083)      (15,294)
-------------------------------------------------------------------
                                              567,510       492,309
-------------------------------------------------------------------
                                           $  848,997    $  832,145
-------------------------------------------------------------------

     See accompanying notes to interim consolidated financial statements.

                             ECHO BAY MINES, LTD.


CONSOLIDATED STATEMENT OF EARNINGS                 Three months ended
thousands of U.S. dollars,                                   March 31
except for per share data                         1997           1996
---------------------------------------------------------------------
Revenue                                       $ 73,838       $ 67,750
---------------------------------------------------------------------
Expenses:
 Operating costs                                51,453         44,565
 Royalties                                       2,244          2,103
 Production taxes                                  439            709
 Depreciation and amortization                  19,973         18,497
 Reclamation and mine closure                    2,186          1,144
 General and administrative                      3,418          3,332
 Exploration and development                     6,490         14,008
 Interest and other                              3,641           (846)
---------------------------------------------------------------------
                                                89,844         83,512
---------------------------------------------------------------------
Loss before income taxes                       (16,006)       (15,762)
---------------------------------------------------------------------
Income tax expense:
 Current                                           318            206
 Deferred                                          437            188
---------------------------------------------------------------------
                                                   755            394
---------------------------------------------------------------------
Net loss                                      $(16,761)      $(16,156)
---------------------------------------------------------------------
Loss per share                                $  (0.12)      $  (0.12)
---------------------------------------------------------------------
Weighted average number of shares
 outstanding (thousands)                       139,357        130,046
---------------------------------------------------------------------


     See accompanying notes to interim consolidated financial statements.

                             ECHO BAY MINES, LTD.


CONSOLIDATED STATEMENT                                       Three months ended
OF CASH FLOW                                                           March 31
thousands of U.S. dollars                                   1997           1996
-------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
 Working capital provided from operations              $   1,174       $  2,345
 Increase in cash invested in working
  capital related to operations                          (17,918)       (18,241)
-------------------------------------------------------------------------------
                                                         (16,744)       (15,896)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Debt repayments                                        (118,057)        (2,463)
 Capital securities issued, net of                        96,700             --
  issuance costs (note 5)
 Common share issues, net of issuance costs                   60          4,611
-------------------------------------------------------------------------------
                                                         (21,297)         2,148
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Mining properties, plant and equipment                  (20,822)       (26,692)
 Proceeds on repurchase of the company's
   -  gold and silver forward sales (note 7)              54,963             --
   -  gold swap (note 7)                                   8,107             --
   -  foreign exchange contracts (note 7)                  6,672             --
 Long-term investments and other assets                   (9,377)        (1,051)
 Proceeds on sale of mining properties
  and long-term investments                                   --          5,550
 Other                                                       149             79
-------------------------------------------------------------------------------
                                                          39,692        (22,114)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and                        1,651        (35,862)
 cash equivalents
Cash and cash equivalents, beginning of period           103,196        185,843
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $104,847       $149,981
-------------------------------------------------------------------------------



CONSOLIDATED STATEMENT                                       Three months ended
OF DEFICIT                                                             March 31
thousands of U.S. dollars                                   1997           1996
-------------------------------------------------------------------------------
Balance, beginning of period                           $(201,931)      $(15,109)
Net loss                                                 (16,761)       (16,156)
Interest on capital securities, net of
 nil tax effect (note 5)                                    (115)            --
Issue costs related to capital
 securities (note 5)                                      (3,167)            --
-------------------------------------------------------------------------------
Balance, end of period                                 $(221,974)      $(31,265)
-------------------------------------------------------------------------------


     See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


1.  GENERAL
In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of deficit, consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the company) as of March 31, 1997 and December 31, 1996 and the consolidated results of operations and cash flow for the three months ended March 31, 1997 and 1996. For further information, refer to the financial statements and related footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1996.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.


2.  INVENTORIES
                                                   March 31          December 31
                                                       1997                 1996
--------------------------------------------------------------------------------
Precious metals  --  bullion                       $ 10,163             $  4,182
                 --  in-process                      11,488               11,442
Materials and supplies                               22,427               18,317
--------------------------------------------------------------------------------
                                                   $ 44,078             $ 33,941
--------------------------------------------------------------------------------

3.  PROPERTY, PLANT AND EQUIPMENT
Plant and equipment                                March 31          December 31
                                                       1997                 1996
--------------------------------------------------------------------------------
Cost                                               $644,878             $635,776
Less accumulated depreciation                       413,550              401,792
--------------------------------------------------------------------------------
                                                   $231,328             $233,984
--------------------------------------------------------------------------------


Mining properties                                  March 31          December 31
                                                       1997                 1996
--------------------------------------------------------------------------------
Producing mines' acquisition,
 exploration & development costs                   $391,907             $388,515
Less accumulated amortization                       258,066              250,616
--------------------------------------------------------------------------------
                                                    133,841              137,899
Development properties' acquisition,
 exploration & development costs                    191,339              188,084
Deferred mining costs                                79,294               79,028
--------------------------------------------------------------------------------
                                                   $404,474             $405,011
--------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted





4.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME
                                             Financings          Deferred Income
                                 ----------------------   ----------------------
                                 March 31   December 31   March 31   December 31
                                     1997          1996       1997          1996
--------------------------------------------------------------------------------
Gold swap                         $    --      $ 83,839    $    --        $   --
Gold loans                         29,477        33,721      4,017         2,423
Currency loan                      32,110        33,846         --            --
Debenture payable                      --        27,966         --            --
Capital securities (note 5)         4,026            --         --            --
Repurchase of gold and silver
    forward contracts and gold
    swap (note 7)                      --            --     59,584            --
Repurchase of forward currency
    exchange contracts (note 7)        --            --      6,672            --
Other                               1,846         3,551         13            34
--------------------------------------------------------------------------------
                                   67,459       182,923     70,286         2,457
Less current portion               16,408       129,445     14,708           876
--------------------------------------------------------------------------------
                                  $51,051      $ 53,478    $55,578        $1,581
--------------------------------------------------------------------------------

In the first quarter of 1997, proceeds on issuance of $100.0 million of 11% capital securities (note 5) and proceeds of $69.8 million on the repurchase of the company's gold and silver forward sales, gold swap and forward currency exchange contracts (note 7) were used to repay the company's $84.0 million bond obligation and to repay the company's $28.0 million of debentures payable.

5.  CAPITAL SECURITIES

On March 27, 1997, the company issued $100.0 million of 11% capital securities due in April 2027. Interest on the securities, accruing from the date of issuance, is payable semi-annually commencing October 1, 1997.

The company has the right to defer interest payments on the securities for a period not to exceed ten consecutive semi-annual periods. The company may, at its option, satisfy its deferred interest obligation by delivering common shares to a trustee. The trustee would sell the company's common shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation.

The present value of the securities' principal amount, $4.0 million, has been classified as debt within gold and other financings (note 4), and the present value of the future interest payments, $96.0 million, has been classified as a separate component of shareholders' equity, as the company has the unrestricted ability to settle the future interest payments by issuing its own common shares. Issue costs of $3.3 million have been allocated proportionately to reflect the debt and equity classifications as follows: $0.1 million to deferred financing charges and $3.2 million to shareholders' equity. Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings and interest on the equity portion of the capital securities has been charged directly to the deficit on the consolidated balance sheet.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


6. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the company's annual report on Form 10-K for the year ended December 31, 1996.

In accordance with Canadian GAAP, the present value of the principal amount of the capital securities issued in March 1997 is classified as debt within gold and other financings, while the present value of the future interest payments is classified as a separate component of shareholders' equity. The related issuance costs have been allocated proportionately to deferred financing charges and retained earnings based on the debt and equity classifications. Interest on the capital securities has been allocated proportionately between interest expense and deficit based on the debt and equity classifications. Under U.S. GAAP, the face value of the securities would be classified entirely as debt within gold and other financings, with the related issuance costs classified as deferred financing charges within long-term investments and other assets and the interest on the capital securities classified entirely as interest expense. Under U.S. GAAP, gold and other financings would be $96.0 million higher, and there would be no capital securities component of shareholders' equity; and long-term investments and other assets would be $3.2 million higher and the deficit would be $3.2 million lower at March 31, 1997.

The effects on the consolidated statement of earnings of the GAAP differences would have been as follows.


                                                              Three months ended
                                                                        March 31
                                                             1997           1996
--------------------------------------------------------------------------------
Net loss under Canadian GAAP                             $(16,761)      $(16,156)
Change in market value of
 foreign exchange contracts                                (2,316)           661
Additional interest on capital securities
   under U.S. GAAP                                           (115)            --
--------------------------------------------------------------------------------
Net loss under U.S. GAAP                                 $(19,192)      $(15,495)
--------------------------------------------------------------------------------
Loss per share under U.S. GAAP                           $  (0.14)      $  (0.12)
--------------------------------------------------------------------------------

The effects on the consolidated balance sheet of the GAAP differences would have been as follows.

                                                      March 31, 1997              December 31, 1996
                                          ---------------------------------------------------------
                                          Canadian GAAP    U.S. GAAP    Canadian GAAP     U.S. GAAP
---------------------------------------------------------------------------------------------------
Long-term investments and other assets         $ 48,972     $ 56,742        $  39,701     $  54,642
Mining properties                               404,474      476,935          405,011       447,517
Gold and other financings                        67,459      163,433          182,923       182,923
Deferred income                                  70,286       63,614            2,457         2,457
Deferred income taxes                             8,789       55,435            8,392        55,038
Common shares                                   709,593      746,021          709,534       745,962
Deficit                                         221,974      221,765          201,931       202,528
Common shareholders' equity                     567,510      511,793          492,309       533,110
---------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



7.  HEDGING ACTIVITIES AND COMMITMENTS

In the first quarter of 1997 the company repurchased its 218,000 ounce gold commitment which hedged the $84.0 million bond obligation (note 4) and repurchased all of its gold and silver forward sales positions, which consisted of 654,000 ounces of gold with delivery dates ranging from 1997 to 2002 and 8.5 million ounces of silver with delivery dates ranging from 1997 to 1999. These transactions resulted in cash proceeds of $63.1 million which have been deferred and will be recognized in earnings as the formerly hedged gold and silver production is sold. The gain will be recognized in revenue as follows: $14.1 million in 1997, $14.8 million in 1998, $27.7 million in 1999 and $6.5 million in 2000 and beyond. To provide protection against a decrease in gold prices, the company purchased 450,000 ounces of gold put options and sold 300,000 ounces of gold call options for a net cost of $0.4 million.

In the first quarter of 1997, the company repurchased a portion of its outstanding forward currency exchange contracts. The contracts repurchased consisted of a total commitment of C$75.6 million at an average C$ to US$1.00 exchange rate of 1.55, with purchase dates ranging from 1998 to 2000. The transaction resulted in cash proceeds of $6.7 million, which have been deferred and will be recognized as a reduction to operating costs when the hedged Canadian dollar transactions occur. The gain will be recognized as follows: $2.0 million in 1998, $2.3 million in 1999, and $2.4 million in 2000. To provide protection against fluctuations in the exchange rate of Canadian dollars to U.S. dollars, the company entered into obligations to purchase C$75.0 million of Canadian dollars at a C$ to U.S. $1.00 exchange rate of 1.36, maturing in June 1997.

Shown below are the carrying amounts and unrealized gains or losses on the company's hedging positions at March 31, 1997 and December 31, 1996.

                                   Carrying     Unrealized
                                    Amount      Gain (Loss)
-----------------------------------------------------------
March 31, 1997
--------------
Gold loans (note 4)                $ 29,477     $   --
Off-balance sheet instruments:
  Gold options    -  puts             2,100        (500)
                  -  calls           (1,400)      1,000
  Silver options  -  puts               800        (100)
                  -  calls             (800)      1,500
  Foreign currency contracts             --       1,000
  Crude oil contracts                    --       1,300
-----------------------------------------------------------
                                                $ 4,200
-----------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


                                   Carrying      Unrealized
                                     Amount      Gain (Loss)
-----------------------------------------------------------
December 31, 1996
-----------------
Gold swaps                         $ 83,800      $ 7,100
Gold loan                            33,700           --
Off-balance sheet instruments:
    Gold forward sales                   --       50,300
    Silver forward sales                 --        8,800
    Gold options    -  puts             400           --
                    -  calls             --           --
    Silver options  -  puts           1,000         (300)
                    -  calls         (1,000)       1,000
    Foreign currency contracts           --       10,000
    Crude oil contracts                  --        3,000
-----------------------------------------------------------
                                                 $79,900
-----------------------------------------------------------

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

8.  CONTINGENCIES

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

In 1995, Summa Corporation commenced in Nevada state court a lawsuit against the company and the predecessor owner of the McCoy/Cove and Manhattan mines, claiming improper deductions in calculation of royalties payable over several years of production at McCoy/Cove and the former Manhattan mine. Summa Corporation filed a motion for summary judgment seeking $10.3 million for allegedly underpaid royalties plus interest. The court denied Summa's motion. The case went to trial on April 28, 1997. The company has $2.0 million accrued related to the Summa litigation.

In 1996, the company recorded a $30.0 provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada. The cost estimate underlying the provision is based on a preliminary evaluation of the total tons to be removed and the associated costs, both of which will be further refined as McCoy/Cove completes its stabilization plan. This plan could affect a portion of McCoy/Cove ore reserves, if it is determined that the cost to remove waste rock renders the portion uneconomic. By March 31, 1997, total spending for the pit wall stabilization was $2.0 million.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 1997
                                (U.S. dollars)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Working capital provided from operations amounted to $1.2 million for the first quarter of 1997 compared to $2.3 million in the first quarter of 1996. The 1997 results reflect increased operating costs ($6.9 million) lower cash gold and silver prices realized ($8.4 million), increased net interest expense ($1.9 million), and increased reclamation and mine closure costs ($1.1 million); partially offset by increased volume of gold and silver ounces sold ($11.0 million) and decreased cash exploration and development expenses ($6.3 million). Most of the exploration spending represents discretionary investments for the future.

The increase in cash invested in working capital related to operations was $17.9 million in the first quarter of 1997. The primary use of the cash invested in working capital was the payment of the December 1996 common share dividend in January 1997 ($5.2 million), an increase in finished goods inventories ($6.0 million) primarily at the McCoy/Cove mine, an increase in material and supplies inventory ($4.0 million) primarily related to the annual resupply of diesel fuel, bulk materials and other inventory items at the Lupin mine in the Northwest Territories of Canada and interest payments ($3.2 million).

In the first quarter of 1997, the company repaid its $84.0 million bond obligation and $28.0 million of debentures payable. Additionally, the company had gold loan repayments of $2.7 million and currency loan repayments of $3.4 million.

In the first quarter of 1997, the company received net proceeds of $96.7 million, which reflects issuance costs of $3.3 million, on the issuance of capital securities.

In the first quarter of 1997, the company received proceeds of $63.1 million related to the repurchase of its 218,000-ounce gold commitment which hedged an $84.0 million bond obligation and the repurchase of its outstanding gold and silver forward sales. In addition, the company received proceeds of $6.7 million related to the repurchase of a portion of its outstanding forward currency exchange contracts.

The company invested $20.8 million in mining properties, plant and equipment and $9.4 million in long-term investments in the first quarter of 1997.

For the remainder of 1997, the company expects to incur $29 million in exploration expenditures; $87 million of construction costs at the Aquarius and Paredones Amarillos construction projects; $14 million of capitalized acquisition, exploration and development costs at development properties including Kingking, Chapada and Ulu, and $36 million of capital expenditures at operating properties, including construction of a mill at Round Mountain.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                 March 31, 1997
                                 (U.S. dollars)



The company has adequate resources and liquidity to pursue additional acquisition, investment, exploration and development programs:

     . Working capital provided by operations before exploration expenses was
       $7.5 million for the three months ended March 31, 1997.
     . The company had $104.8 million in cash at March 31, 1997.
     . The company had 111.6 million in unutilized credit facilities at March
       31, 1997.
     . The company expects to obtain a new $75 million unsecured corporate credit facility to finance a portion of the construction costs at Aquarius.
     . The company expects to obtain a $36 million non-recourse project loan to finance a portion of the construction costs at Paredones Amarillos.
     . Pursuant to a shelf registration statement filed with the United States
       Securities and Exchange Commission in 1994, the company may offer from time to time up to $100 million in aggregate principal amount of debt securities, common shares, and/or guarantees of debt securities issued by Echo Bay Resources, Inc., a wholly owned subsidiary of the company. In connection with the U.S. shelf registration, the company also filed a shelf debt prospectus and a shelf equity prospectus with Canadian securities regulatory authorities. Under these prospectuses, the company could issue up to $125 million of debt securities and up to 10 million common shares.

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

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                           For the Three Months Ended
                                 March 31, 1997
                                 (U.S. dollars)


FINANCIAL REVIEW

The company reported a net loss of $16.8 million ($0.12 per share) in the first quarter of 1997, compared to a net loss of $16.2 million ($0.12 per share) in the first quarter of 1996. The slight increase in 1997 from 1996 results from increased operating costs ($6.9 million), lower gold and silver prices realized ($4.9 million), the absence in 1997 of the 1996 gain on the sale of the company's investment in Cluff Resources plc ($2.5 million), increased net interest expense ($1.9 million), increased amortization ($1.2 million), and increased reclamation and mine closure provisions ($1.1 million); offset by increased volume of gold and silver ounces sold ($11.0 million) and decreased exploration and development expenses ($7.5 million).

Gold production increased 14% to 183,328 ounces in the first quarter of 1997 compared to 161,246 ounces in the first quarter of 1996. Increased production was due to the increase in mill and heap leach tons offset by lower heap leach grades at McCoy/Cove; increased dedicated leach pad tons at Round Mountain; and increased mill tons at Kettle River; partially offset by lower grade and recoveries at Lupin. Silver production increased to 2.4 million ounces in 1997 from 1.2 million ounces in 1996, a result of increased tons milled and higher mill grade at McCoy/Cove. Quarterly revenues were $73.8 million in 1997 and $67.7 million in 1996.

Cash operating costs were $255 per ounce of gold in the first quarter of 1997, versus $261 in 1996, reflecting the increased production.

See "Operations Review" for further comments as to production and cash operating cost changes.

The term "ounce" as used in this Form 10-Q means "troy ounce."

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)
Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                  Three months ended
                                                            March 31
Revenue Data                                      1997          1996
----------------------------------------------------------------------
Gold
----
  Ounces sold                                   171,232      155,189
  Average price realized/ounce               $      372   $      397
  Average market price/ounce                 $      352   $      400
  Revenue (millions of U.S. $)               $     63.6   $     61.6
  Percentage of total revenue                        86%          91%
Silver
------
  Ounces sold                                 1,936,345    1,105,256
  Average price realized/ounce               $     5.25   $     5.57
  Average market price/ounce                 $     4.99   $     5.46
  Revenue (millions of U.S. $)               $     10.2   $      6.1
  Percentage of total revenue                        14%           9%
----------------------------------------------------------------------
Total revenue (millions of U.S. dollars)     $     73.8   $     67.7
======================================================================

The effects of changes in sales prices and volume were as follows.


Revenue Variance Analysis                         Three months ended
1997 vs. 1996                                               March 31
----------------------------------------------------------------------
Lower prices:
  Gold                                                    $     (4.3)
  Silver                                                        (0.6)
Change in volume                                                11.0
----------------------------------------------------------------------
Increase in revenue                                       $      6.1
======================================================================


                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)

Production Costs

Production cost data per ounce of gold is set out below.

                                           Three months ended
Production Costs per                                 March 31
Ounce of Gold Produced                        1997       1996
-------------------------------------------------------------
Direct mining expense                        $ 258      $ 298
  Deferred stripping and mine
   development costs                            (2)       (33)
  Inventory movements and other                 (1)        (4)
-------------------------------------------------------------
Cash operating costs                           255        261
  Royalties                                     10         11
  Production taxes                               2          4
-------------------------------------------------------------
Total cash costs                               267        276
  Depreciation                                  63         76
  Amortization                                  35         33
  Reclamation and mine closure                  10          6
-------------------------------------------------------------
Total production costs                       $ 375      $ 391
-------------------------------------------------------------

Expenses

Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. The cash operating costs were $255 per ounce of gold in the first quarter of 1997, and $261 in the first quarter of 1996. See "Operations Review".

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements      Three months ended
thousands of U.S. dollars,                             March 31
except per ounce amounts                       1997        1996
---------------------------------------------------------------
Operating costs per
  financial statements                     $ 51,453    $ 44,565
Change in finished goods
  inventory and other                         5,046       2,572
Co-product cost of silver
  produced                                   (9,750)     (5,111)
---------------------------------------------------------------
Cash operating costs                       $ 46,749    $ 42,026
---------------------------------------------------------------
Gold ounces produced                        183,328     161,246
---------------------------------------------------------------
Cash operating costs per ounce             $    255    $    261
---------------------------------------------------------------

The increase in depreciation and amortization was primarily due to amortization. Amortization varies with the quantity of gold and silver sold and the mix of production at the four mines. The increase in amortization in the first quarter of 1997 versus 1996 is primarily due to the higher gold production in the first quarter of 1997.

Reclamation and mine closure increased in the first quarter of 1997 due primarily to increased mine closure provisions at the McCoy/Cove mine.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)

Exploration and development decreased in the first quarter of 1997 compared to the first quarter of 1996 due to a decreased scope of international exploration activities and due to the discontinuation of further development of the Alaska-Juneau property.

Interest and other was an expense of $3.6 million in the first quarter of 1997 versus income of $0.8 million in the first quarter of 1996. Net interest expense was $2.0 million for the first quarter of 1997 compared to $0.2 million for the first quarter of 1996, primarily due to a decrease in cash on hand and an increase in currency financings. In addition, 1997 results were absent the 1996 gain on the sale of the company's investment in Cluff Resources plc ($2.5 million).

Reserve estimates

The price used in estimating the company's ore reserves at December 31, 1996 was $375 per ounce of gold and $5.00 per ounce of silver. The market price for gold and silver is currently below these levels. If the company determines that its reserves should be calculated at a significantly lower price than used at December 31, 1996, there would likely be a material reduction in the amount of gold reserves. Should such reductions occur, material write-downs of the company's investment in mining properties and/or increased amortization charges may be required.

OPERATIONS REVIEW

Operating data by mine is set out in the table below.

                                            Three months ended
                                                      March 31
Operating Data by Mine                         1997       1996
--------------------------------------------------------------
Gold production (ounces)
------------------------
  (a) McCoy/Cove                             52,286     48,890
  (b) Round Mountain (50%)                   56,161     39,716
  (c) Lupin                                  36,602     40,310
  (d) Kettle River                           38,279     32,330
--------------------------------------------------------------
Total gold                                  183,328    161,246
--------------------------------------------------------------

Silver production (ounces)
--------------------------
  (a) McCoy/Cove                          2,437,413  1,175,057
--------------------------------------------------------------
Total silver                              2,437,413  1,175,057
--------------------------------------------------------------

Gold production increased 14% to 183,328 ounces in the first quarter of 1997 from 161,246 ounces in the first quarter of 1996, reflecting an increase in mill and heap leach tons offset by lower heap leach grades at McCoy/Cove; increased dedicated leach pad tons at Round Mountain; and increased mill tons at Kettle River; partially offset by lower grade and recoveries at Lupin. Silver production increased to 2.4 million ounces in the first quarter of 1997 from 1.2 million ounces in the first quarter of 1996, reflecting increased tons and higher mill grade at McCoy/Cove. For the full year 1997, the gold production target remains at 700,000 to 725,000 ounces and the silver production target at about the same as 1996 production of 7 million ounces.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)

                                Three months ended
                                          March 31
Operating Data by Mine              1997      1996
--------------------------------------------------
Cash operating costs
--------------------
  (per ounce of gold)
  -------------------
  (a) McCoy/Cove                   $ 285     $ 314
  (b) Round Mountain (50%)           210       216
  (c) Lupin                          325       291
  (d) Kettle River                   185       170
--------------------------------------------------
Company average                    $ 255     $ 261
--------------------------------------------------

Cash operating costs were $255 per ounce of gold in the first quarter of 1997, compared to $261 in the first quarter of 1996. Consolidated cash operating costs are targeted at $265-$275 per ounce of gold produced for the full year 1997.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)

(a)  McCoy/Cove, Nevada (100% owned)

                                                                    Three months ended
                                                                              March 31
OPERATING DATA                                                     1997           1996
---------------------------------------------------------------------------------------
Gold produced (ounces):
  Milled                                                         40,894         34,300
  Heap leached                                                   11,392         14,590
                                                              ---------      ---------
  Total gold                                                     52,286         48,890
Silver produced (ounces):
  Milled                                                      2,355,583      1,033,577
  Heap leached                                                   81,830        141,480
                                                              ---------      ---------
  Total silver                                                2,437,413      1,175,057
Ore and waste mined (million tons)                                 15.5           15.5
Mining cost/ton of ore and waste                              $    0.69      $    0.70
Milling cost/ton of ore                                       $    8.76      $    9.92
Heap leaching cost/ton of ore                                 $    1.64      $    2.09
Production cost per ounce of gold produced:
  Direct mining expense                                       $     293      $     369
  Deferred stripping cost                                           (12)           (58)
  Inventory movements and other                                       4              3
                                                              ---------      ---------
    Cash operating cost                                             285            314
  Royalties                                                           4              4
  Production taxes                                                    2              7
                                                              ---------      ---------
    Total cash cost                                                 291            325
  Depreciation                                                       70             95
  Amortization                                                       45             45
  Reclamation and mine closure                                       10              6
                                                              ---------      ---------
    Total production costs                                    $     416      $     471
                                                              ---------      ---------
Average gold-to-silver price ratio/(1)/                          71.2:1         72.2:1
Milled:
  Ore processed (tons/day)                                       10,076          7,579
  Gold grade (ounce/ton)                                          0.066          0.070
  Silver grade (ounce/ton)                                         3.34           2.70
  Gold recovery rate (%)                                           71.8           75.7
  Silver recovery rate (%)                                         70.2           72.5
Heap leached:
  Ore processed (tons/day)                                       17,648         11,658
  Gold grade (ounce/ton)                                          0.012          0.023
  Silver grade (ounce/ton)                                         0.17           0.38
  Recovery rates/(2)/
---------------------------------------------------------------------------------------

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)

McCoy/Cove produced 52,286 ounces of gold during the first quarter of 1997, up from 48,890 ounces during the first quarter of 1996. Cash operating costs declined to $285 per ounce of gold produced in the first quarter of 1997 from $314 per ounce in the first quarter of 1996, reflecting the increased production.

More than three-quarters of the gold produced at McCoy/Cove is milled, and less than one-quarter heap leached. Mill production rose to 40,894 ounces of gold in the first quarter of 1997 from 34,300 ounces in the first quarter of 1996, reflecting increased mill throughput. Mill production of silver more than doubled to 2.4 million from 1.0 million ounces, reflecting the increased mill throughput and also higher silver grades.

Heap leaching production fell in the first quarter of 1997, reflecting lower ore grades processed. Gold production from heap leach processing was down by 22%, to 11,392 ounces. Silver production from heap leach operations fell to 81,830 ounces in the first quarter of 1997 from 141,480 ounces in the first quarter of 1996.

A series of exploration drill holes are currently being drilled beneath the Cove pit. In addition, evaluations are ongoing of nearby exploration projects, as well as known deposits, possibly looking for custom milling opportunities, as ways to extend the life, maximize the assets, and further utilize the skilled staff in place at McCoy/Cove.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)

(b) Round Mountain, Nevada (50% owned)

                                      Three months ended
                                                March 31
OPERATING DATA                           1997       1996
--------------------------------------------------------
Gold produced (ounces):
  Reusable heap leach pad (50%)        31,945     25,972
  Dedicated heap leach pad (50%)       24,216     13,744
                                      -------    -------
  Total (50%)                          56,161     39,716
Ore and waste mined
  (million tons) (100%)                  16.3       14.5
Mining cost/ton of ore and waste      $  0.70    $  0.64
Heap leaching cost/ton of ore         $  0.69    $  0.80
Production cost per ounce of
  gold produced:
  Direct mining expense               $   211    $   268
  Deferred stripping costs                 --        (29)
  Inventory movements and other            (1)       (23)
                                      -------    -------
   Cash operating cost                    210        216
  Royalties                                27         34
  Production taxes                          3          4
                                      -------    -------
   Total cash cost                        240        254
  Depreciation                             47         62
  Amortization                             18         18
  Reclamation and mine closure              7          5
                                      -------    -------
   Total production cost              $   312    $   339
                                      -------    -------
Reusable heap leach pad:
  Ore processed (tons/day) (100%)      26,904     25,902
  Grade (ounce/ton)                     0.037      0.038
  Recovery rate (%)                      65.5       65.6
Dedicated heap leach pad:
  Ore processed (tons/day) (100%)      88,539     74,713
  Grade (ounce/ton)                     0.011      0.012
  Recovery rate/(1)/
--------------------------------------------------------

/(1)/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

At 50%-owned Round Mountain in Nevada, the company's portion of gold production totaled 56,161 ounces in the first quarter of 1997, up 41% from 39,716 ounces in the first quarter of 1996. The increase in production resulted principally from the reduction of high in-process inventories existing at the end of 1996. Cash operating costs were $210 per ounce in the first quarter of 1997, down from $216 per ounce in the first quarter of 1996. The lower unit costs were a function of increased production.

During the first quarter of 1997, 26,904 tons per day were loaded on the reusable pad and 88,539 tons per day on the dedicated pads, up from 25,902 and 74,713 respectively in the first quarter of 1996. These higher volumes and the increased solution capacity on the dedicated pad more than offset a slight decrease in grades treated.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)

Construction of the 8,000-ton per day mill facilities to treat nonoxidized ores is well advanced. Testing is expected to begin late in the second quarter of 1997, with full production scheduled for early in the fourth quarter of 1997.

Mining is currently concentrated in a portion of the ore body containing larger quantities of nonoxidized ore than in previous periods. These ores are currently being stockpiled and will be treated at the mill once it is completed. These larger quantities of nonoxide ores mean that less oxide ore is available for heap leaching. Consequently, production is expected to be lower in the third quarter of 1997 until the mill comes into full production. Round Mountain expects to meet its full-year production target of 190,000 to 200,000 ounces of gold.

Exploration at the Round Mountain project has been expanded to new targets within the claim block. Work also continues in further defining the reserves that exist within the boundaries of the ultimate pit.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)


(c)  Lupin, Northwest Territories (100% owned)

                                                             Three months ended
                                                                       March 31
OPERATING DATA                                            1997             1996
-------------------------------------------------------------------------------
Gold produced (ounces)                                  36,602           40,310
Tons of ore mined and milled                           192,930          185,505
Mining cost/ton of ore                             C  $  46.06     C   $  41.81
Milling cost/ton of ore                            C  $  11.41     C   $  12.80
Production cost per ounce of gold produced:
  Canadian dollars:
    Direct mining expense                          C  $    423     C   $    428
    Deferred mine development cost                 C  $     20     C   $    (29)
    Inventory movements and other                  C  $     (1)    C   $     --
                                                      --------         --------
      Cash operating cost                          C  $    442     C   $    399
  U.S. dollars:
    Cash operating cost                           US  $    325    US   $    291
    Royalties                                               --               --
    Production taxes                                        --               --
                                                      --------         --------
      Total cash cost                                      325              291
    Depreciation                                            80               72
    Amortization                                            29               18
    Reclamation and mine closure                            14                8
                                                      --------         --------
      Total production cost                       US  $    448    US   $    389
                                                      --------         --------
Milled:
  Ore processed (tons/day)                               2,120            2,039
  Ore tons milled                                      192,930          185,505
  Grade (ounce/ton)                                      0.206            0.235
  Recovery rate (%)                                       91.9             92.3
===============================================================================

Production at Lupin in the Northwest Territories was 36,602 ounces of gold in the first quarter of 1997 down 9% from 40,310 ounces in the first quarter of 1996. Cash operating costs increased to $325 per ounce in the first quarter of 1997 from $291 per ounce in the first quarter of 1996.

Mining at Lupin continues to move to lower depths with some deterioration of ground conditions. Ore grades declined in the first quarter of 1997 (0.206 ounce per ton compared with 0.235 ounce per ton in the first quarter of 1996), and were only partially offset by increased mill throughput (2,120 tons per day compared with 2,039 tons per day in the first quarter of 1996).

Mining is scheduled to move to slightly higher-grade sections of the ore body in the second and third quarters of 1997. As a result, cash operating costs are anticipated to decrease for the full year 1997 compared to the costs in the first quarter of 1997.

Transportation of supplies into Lupin via the winter road is complete. Between late January and early April of 1997, over 25.1 million liters of fuel and 17,425 tonnes of freight were delivered to the site via a 360-mile-long ice road across the frozen lakes between Yellowknife and Lupin. This is sufficient for a full year of operations. Additional development and mining equipment was also trucked in to support development of the satellite Ulu deposit.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                          For the Three Months Ended
                                March 31, 1997
                                (U.S. dollars)


An underground ramp driven into the Ulu deposit has been advanced to a depth of 115 meters (380 feet). Ore-grade mineralization has been encountered on several levels, but the main mineralization is located at the 175 meter (575 feet) level. Further definition of the resource will be undertaken with an extensive diamond drilling program beginning in the second quarter of 1997. Current activities focus on developing the deposit and securing the permits necessary for the site to start providing additional ore feed to Lupin in early 1999.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                           For the Three Months Ended
                                 March 31, 1997
                                 (U.S. dollars)


(d)  Kettle River, Washington  (100% owned)

                                                   Three months ended
                                                             March 31
OPERATING DATA                                       1997        1996
---------------------------------------------------------------------
Gold produced (ounces)                             38,279      32,330
Tons of ore mined and milled                      178,175     132,973
Mining cost/ton of ore                           $  20.68    $  22.24
Milling cost/ton of ore                          $  11.57    $  11.99
Production cost per ounce of gold produced:
    Direct mining expense                        $    196    $    172
    Deferred mine development cost                     --          --
    Inventory movements and other                     (11)         (2)
                                                 --------    --------
        Cash operating cost                           185         170
    Royalties                                          11          10
    Production taxes                                    2           2
                                                 --------    --------
        Total cash cost                               198         182
    Depreciation                                       51          56
    Amortization                                       45          45
    Reclamation and mine closure                       12           8
                                                 --------    --------
        Total production cost                    $    306    $    291
                                                 --------    --------
Milled:
    Ore processed (tons/day)                        1,958       1,461
    Ore tons milled                               178,175     132,973
    Grade (ounce/ton)                               0.243       0.274
    Recovery rate (%)                                88.6        88.6
---------------------------------------------------------------------

At the Kettle River mine in Washington State, gold production increased to 38,279 ounces in the first quarter of 1997 from 32,330 ounces in the first quarter of 1996. The first quarter of 1997 marked the start of commercial production of gold from the K-2 ore body, the sixth deposit developed at the site. The blending of ores from the K-2 and Lamefoot deposits resulted in more tons per day being treated in the first quarter of 1997 (1,958 tons compared with 1,461 tons in the first quarter of 1996) but at a lower overall grade (0.243 ounces per ton compared with 0.274 ounces per ton in the first quarter of 1996). The lower grade and higher mining costs associated with the K-2 deposit resulted in rising cash operating costs ($185 per ounce in the first quarter of 1997, up from $170 per ounce a year ago).

Close to 50,000 tons of material were mined from the K-2 deposit during the first quarter of 1997. The ore is transported to the mill, where it is blended with Lamefoot ore. While the availability of K-2 ores allows for full mill utilization, the mining of this ore is at a higher cost than at Lamefoot. For the remainder of 1997, cash operating costs at Kettle River are expected to be above $200 per ounce.

Exploration efforts continue on extensions of both the Lamefoot and K-2 deposits.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                           For the Three Months Ended
                                 March 31, 1997
                                 (U.S. dollars)


RECENT DEVELOPMENTS

The company is advancing a number of projects from exploration through feasibility and development to construction. Construction began at Aquarius in Canada in the first quarter of 1997. Construction is expected to begin later in 1997 at Paredones Amarillos in Mexico subject to project financing. A detailed feasibility study, on which a construction decision will be based, is underway at Chapada in Brazil. Three initial feasibility studies to determine whether or not to advance the project for further development are moving forward at Kingking in the Philippines and Fazenda Nova and Sao Francisco in Brazil.

For the first quarter of 1997, in connection with its exploration and development activities, the company charged $6.5 million against current earnings and capitalized another $13.2 million.

During the first quarter of 1997, the company continued to pursue increased gold reserves and future production through a more focused exploration program. As a result of the company's program of acquisition, exploration and development activities over the last two years, the company now has a promising pipeline of projects located mostly in North, South and Central America.

Highlights of these construction and exploration and development programs are outlined below:

Construction Programs

 . In January 1997, the company made the decision to proceed with construction of the Aquarius gold mine, located 40 kilometers east of Timmins, Ontario. Detailed engineering is well under way, and contractor bids are being evaluated. Other activities continue on schedule for the goal of production startup in late 1998 and full production in early 1999. Preparation of the site has included timber harvesting and road construction for installation of the underground freeze wall, a low-cost method for dealing with the large quantities of subsurface water found at the site. Drilling of the holes necessary for the piping system is scheduled to begin early in the second quarter of 1997 and be completed early in the fourth quarter of 1997. The freezing is projected to take approximately four months and occur while mill construction is under way. Final environmental studies have been completed, and mining permits are anticipated by the end of 1997. The land position associated with the site was increased during the first quarter of 1997, and additional exploration targets have been identified.

 .  In January 1997, a contingent construction decision was made on the Paredones
   Amarillos gold mine in Mexico, subject to project financing and to Viceroy Resource Corporation, the company's 40% joint venture partner, approving the project and obtaining its share of the financing. Paredones Amarillos could be in full production in early 1999. During the quarter, initiation of detailed engineering and additional metallurgical work allowed for further optimization of the process flow sheet. Detailed engineering and definitive cost estimates are also being completed, with initial construction activities anticipated early in the third quarter of 1997.

Development Properties

 . Feasibility studies on several projects were advanced in the first quarter of 1997 at 51% owned Santa Elina Mines Corporation. The results of the 1996 drill program at Chapada, a low-grade copper/gold porphyry deposit in Brazil, are being incorporated into a revised estimate of other mineralization on which mining scenarios and economic parameters will then be applied. Alternatives are being evaluated for dealing with the issues such as high capital and transportation costs as well as the treatment and refining costs. The results of a detailed feasibility study, expected to be completed later in 1997, will help to determine whether Chapada advances to construction. In-fill drilling and metallurgical test work are under way at the Sao Francisco gold project. The results will be incorporated in an initial feasibility study on the project, currently expected to be completed by the end of 1997. Mining operations at Sao Vicente, a small-

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                           For the Three Months Ended
                                 March 31, 1997
                                 (U.S. dollars)


  scale open pit operation, were suspended early in the first quarter of 1997. Cost reductions accomplished in the milling operation were not sufficient to make the project economic at today's gold price. Evaluations are currently under way to determine if the implementation of lower-cost heap leaching can sufficiently improve economics to restart the operation. A detailed feasibility study is expected to be completed on this option by the end of 1997. An initial feasibility study is also being prepared for Fazenda Nova. The feasibility study is currently expected to be completed later in 1997.

 . The initial feasibility study was completed in late April 1997 for the Kingking copper-gold project in the Philippines. The preliminary estimates of the contained copper and gold are based on the results of 66,000 meters of diamond core hole drilling, 46,000 meters of which were completed by the company and its joint venture partner. The results of the initial feasibility study will be optimized over the next several months by the joint venture.

Exploration Properties

 . At Dolores in Mexico, a step-out drill program will further define and potentially increase the identified in-place mineralization. Project-to-date drilling stands at 48 holes for 10,615 meters (35,000 feet). The continuation of the mineralization to the south of the main zone is also being investigated.

 . At the Youga concession in Burkina Faso, West Africa, a joint venture with Ashanti Goldfields, the partners have agreed to a six month drilling program. The 1997 program will include 7,000 meters (23,000 feet) of additional drilling.

 . At Kilgore in Idaho, now 100%-owned by Echo Bay, the 1997 exploration program will primarily consist of drilling as well as additional mapping and sampling work. This program is anticipated to start in June 1997.

 . Late in 1996, Echo Bay entered into a joint venture on the Jessup property in Nevada with Americomm Resources Corp. During the first quarter of 1997, approximately 2,100 meters (7,000 feet) of drilling was completed. A second round of 5,200 meters (17,000 feet) of drilling commenced in April 1997 to offset high-grade intercepts.

 . In April of 1997, the company formed a strategic alliance with Fairmile Gold
  Corp. on the Buffalo Valley project in central Nevada, located 15 miles northwest of the company's McCoy/Cove mine. The company has agreed to acquire 700,000 common shares of Fairmile for $1.1 million with 80% of the proceeds directed to the exploration program on Buffalo Valley. Through additional equity investments and completion of a bankable feasibility study, the company can earn the right to purchase up to 65% of the Buffalo Valley project.

U.S. Mining Law Revision

Legislation to change the general mining laws applicable to operations on U.S. federal lands has been introduced into the 105/th/ Congress, which convened in January 1997, and additional introductions are expected. In addition, Department of Interior Secretary Babbitt recently announced his intention to require the Bureau of Land Management to revise the federal regulations applicable to activities on unpatented mining claims to impose more stringent reclamation and environmental protection requirements on those activities. Until such time, if any, as new reform legislation is enacted or administrative action is taken, the ultimate effects and costs of compliance on the company cannot be estimated.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                           For the Three Months Ended
                                 March 31, 1997
                                 (U.S. dollars)


CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold, silver and copper prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies, water availability or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, joint venture relationships, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

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

Summa
See note 8 to the interim consolidated financial statements.

Other
The company also is engaged in routine litigation incidental to its business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 27               Financial Data Schedule.

(a)  Reports on Form 8-K      Filed on January 14, 1997, related to the
                              construction decisions made on the Aquarius and Paredones Amarillos projects; the provision for the Alaska-Juneau development property; and the suspension of common share dividends.

                              Filed on March 6, 1997, to file the consent of independent chartered accountants for the capital securities offering.

                              Filed on March 26, 1997, to file the underwriting agreement, pricing agreement and consent of independent chartered accountants for the capital securities offering.

                              Filed on March 31, 1997, to file the indenture, first supplemental indenture and global security for the capital securities offering.

                              Filed on April 17, 1997, related to clarifying information on Santa Elina Gold Corporation's Chapada, Sao Francisco and Sao Vicente properties in Brazil.

                              Filed on April 25, 1997, announcing Richard C. Kraus' resignation as president, chief executive officer and director of the company.

                              ECHO BAY MINES LTD.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ECHO BAY MINES LTD.
                                  -------------------------------------
                                  (Registrant)



April 29, 1997
--------------
Date



                                  /s/ Raymond W. Jenner
                                  -------------------------------------
                                  RAYMOND W. JENNER
                                  Vice President, Treasurer and
                                  Principal Accounting Officer