Form 10-Q
period 1997-06-30
ECHO BAY MINES LTD
filed 1997-07-30
CIK 722080

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from        to
                                                   -------    --------

                         Commission File Number 1-8542
                                                -----

                              ECHO BAY MINES LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Incorporated under the laws
          of Canada                                    None
----------------------------------------         ------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


Suite 1000, 6400 S. Fiddlers Green Circle            80111-4957
           Englewood, CO                             ----------
----------------------------------------             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (303) 714-8600
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No
                               ----        ----

             Title of Class             Shares Outstanding as of
             --------------             ------------------------
             Common Shares                   July 25, 1997
      without nominal or par value           -------------
                                              139,370,031

===============================================================================

                              ECHO BAY MINES LTD.

                                     INDEX

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)............................1

     ITEM 2. Management's Discussion And Analysis Of Financial

               Condition And Results Of Operations......................10

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings..........................................26

     ITEM 4. Submission Of Matters To A Vote Of The Security
               Holders..................................................26

     ITEM 6. Exhibits And Reports On Form 8-K...........................27

SIGNATURE...............................................................28

                             ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


CONSOLIDATED BALANCE SHEET                                  June 30                 December 31
thousands of U.S. dollars                                      1997                        1996
-----------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                $  67,138                   $ 103,196
 Interest and accounts receivable                             9,704                       9,739
 Inventories (note 2)                                        45,865                      33,941
 Prepaid expenses and other assets                            4,497                       6,573
-----------------------------------------------------------------------------------------------
                                                            127,204                     153,449

Plant and equipment (note 3)                                241,113                     233,984
Mining properties (note 3)                                  403,557                     405,011
Long-term investments and other assets                       54,944                      39,701
-----------------------------------------------------------------------------------------------
                                                          $ 826,818                   $ 832,145
-----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                 $  73,361                   $  72,421
 Income and mining taxes payable                              3,717                       3,651
 Gold and other financings (note 4)                          14,961                     129,445
 Deferred income (note 4)                                    16,081                         876
-----------------------------------------------------------------------------------------------
                                                            108,120                     206,393

Gold and other financings (note 4)                           47,116                      53,478
Deferred income (note 4)                                     52,393                       1,581
Other long-term obligations                                  66,203                      69,992
Deferred income taxes                                         9,197                       8,392

Commitments and contingencies (notes 8 and 9)

Common shareholders' equity:
   Common shares, no par value, unlimited number
    authorized; issued and outstanding - 139,370,031
    shares (139,355,781 shares at December 31, 1996)        709,593                     709,534
 Capital securities (note 5)                                 95,974                          --
 Deficit                                                   (245,230)                   (201,931)
 Foreign currency translation                               (16,548)                    (15,294)
-----------------------------------------------------------------------------------------------
                                                            543,789                     492,309
-----------------------------------------------------------------------------------------------
                                                          $ 826,818                   $ 832,145
-----------------------------------------------------------------------------------------------

     See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.


CONSOLIDATED STATEMENT OF EARNINGS               Three months ended            Six months ended
thousands of U.S. dollars,                                  June 30                     June 30
except for per share data                        1997          1996          1997          1996
-----------------------------------------------------------------------------------------------
Revenue                                     $  75,815     $  95,086     $ 149,653     $ 162,836
-----------------------------------------------------------------------------------------------
Expenses:
 Operating costs                               56,310        57,959       107,763       102,524
 Royalties                                      2,074         2,129         4,318         4,232
 Production taxes                                 223           787           662         1,496
 Depreciation and amortization                 21,348        23,519        41,321        42,016
 Reclamation and mine closure                   2,187         1,439         4,373         2,583
 General and administrative                     3,570         3,550         6,988         6,882
 Exploration and development                    9,940        18,013        16,430        32,021
 Interest and other                               400         1,990         4,041         1,144
-----------------------------------------------------------------------------------------------
                                               96,052       109,386       185,896       192,898
-----------------------------------------------------------------------------------------------
Loss before income taxes                      (20,237)      (14,300)      (36,243)      (30,062)
-----------------------------------------------------------------------------------------------
Income tax expense (recovery):
 Current                                           57           435           375           641
 Deferred                                         438          (132)          875            56
-----------------------------------------------------------------------------------------------
                                                  495           303         1,250           697
-----------------------------------------------------------------------------------------------
Net loss                                    $ (20,732)    $ (14,603)    $ (37,493)    $ (30,759)
-----------------------------------------------------------------------------------------------
Net loss attributable to common
 shareholders (note 5)                         (23,256)      (14,603)      (40,132)      (30,759)
-----------------------------------------------------------------------------------------------
Loss per share                              $   (0.17)    $   (0.11)    $   (0.29)    $   (0.24)
-----------------------------------------------------------------------------------------------
Weighted average number of shares
 outstanding (thousands)                      139,370       130,514       139,364       130,391
-----------------------------------------------------------------------------------------------

     See accompanying notes to interim consolidated financial statements.

                             ECHO BAY MINES LTD.



CONSOLIDATED STATEMENT                           Three months ended            Six months ended
OF CASH FLOW                                                June 30                     June 30
thousands of U.S. dollars                        1997          1996          1997          1996
-----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
 Working capital provided from              $    (220)    $  11,844     $     954     $  14,189
  operations
 Increase in cash invested in working
  capital related to operations                 2,348         6,898       (15,570)      (11,343)
-----------------------------------------------------------------------------------------------
                                                2,128        18,742       (14,616)        2,846
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Debt repayments                               (4,822)       (2,464)     (122,879)       (4,927)
 Capital securities issued, net of
  issuance costs (note 5)                          --            --        96,700            --
 Common share dividends (note 6)                   --        (4,895)           --        (4,895)
 Common share issues, net of issuance
  costs                                            --           134            60         4,745
 Other                                          1,989            --         1,989            --
-----------------------------------------------------------------------------------------------
                                               (2,833)       (7,225)      (24,130)       (5,077)
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Mining properties, plant and equipment       (29,143)      (22,067)      (49,965)      (48,759)
 Proceeds on repurchase of the company's
     -- gold and silver forward sales
         (note 8)                                  --            --        54,963            --
     -- gold swap (note 8)                         --            --         8,107            --
     -- foreign exchange contracts (note 8)      (677)           --         5,995            --
 Long-term investments and other assets        (7,140)       (5,667)      (16,517)       (6,718)
 Proceeds on sale of mining properties
  and longterm investments                         --            --            --         5,550
 Other                                            (44)          510           105           589
-----------------------------------------------------------------------------------------------
                                              (37,004)      (27,224)        2,688       (49,338)
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash
 equivalents                                  (37,709)      (15,707)      (36,058)      (51,569)
Cash and cash equivalents, beginning of
 period                                       104,847       149,981       103,196       185,843
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period    $  67,138     $ 134,274     $  67,138     $ 134,274
-----------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENT                          Three months ended             Six months ended
OF DEFICIT                                                 June 30                      June 30
thousands of U.S. dollars                      1997           1996           1997          1996
-----------------------------------------------------------------------------------------------
Balance, beginning of period                $(221,974)    $ (31,265)    $(201,931)    $ (15,109)
Net loss                                      (20,732)      (14,603)      (37,493)      (30,759)
Dividends on common shares (note 6)                --        (4,895)           --        (4,895)
Interest on capital securities, net of
 nil tax effect (note 5)                       (2,524)           --        (2,639)           --
Issue costs related to capital
 securities (note 5)                               --            --        (3,167)           --
-----------------------------------------------------------------------------------------------
Balance, end of period                      $(245,230)    $ (50,763)    $(245,230)    $ (50,763)
-----------------------------------------------------------------------------------------------

     See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATD FINANCIAL STATEMENTS

                                 June 30, 1997

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of deficit, consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the company) as of June 30, 1997 and December 31, 1996 and the consolidated results of operations and cash flow for the three and six months ended June 30, 1997 and 1996. For further information, refer to the financial statements and related footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1996.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.


2.  INVENTORIES
                                                       June 30  December 31
                                                          1997         1996
---------------------------------------------------------------------------
Precious metals  --  bullion                          $ 10,901     $  4,182
                 --  inprocess                           9,989       11,442
Materials and supplies                                  24,975       18,317
---------------------------------------------------------------------------
                                                      $ 45,865     $ 33,941
---------------------------------------------------------------------------

3.  PROPERTY, PLANT AND EQUIPMENT
Plant and equipment                                    June 30  December 31
                                                          1997         1996
---------------------------------------------------------------------------
Cost                                                  $667,762     $635,776
Less accumulated depreciation                          426,649      401,792
---------------------------------------------------------------------------
                                                      $241,113     $233,984
---------------------------------------------------------------------------

Mining properties                                      June 30  December 31
                                                          1997         1996
---------------------------------------------------------------------------
Producing mines' acquisition, exploration
  & development costs                                 $395,852     $388,515
Less accumulated amortization                          265,284      250,616
---------------------------------------------------------------------------
                                                       130,568      137,899
Development properties' acquisition, exploration
  & development costs                                  192,503      188,084
Deferred mining costs                                   80,486       79,028
---------------------------------------------------------------------------
                                                      $403,557     $405,011
---------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATD FINANCIAL STATEMENTS

                                 June 30, 1997

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


4.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                  Financings                 Deferred Income
                                          -------------------------       --------------------
                                          June 30       December 31       June 30  December 31
                                             1997              1996          1997         1996
----------------------------------------------------------------------------------------------
Gold swap                              $       --         $  83,839      $     --     $     --
Gold loans                                 26,267            33,721         4,576        2,423
Currency loan                              31,242            33,846            --           --
Debenture payable                              --            27,966            --           --
Capital securities (note 5)                 4,026                --            --           --
Repurchase of gold and silver
 forward contracts and gold swap
 (note 8)                                      --                --        57,903           --
Repurchase of forward currency
 exchange contracts (note 8)                   --                --         5,995           --
Other                                         542             3,551            --           34
----------------------------------------------------------------------------------------------
                                           62,077           182,923        68,474        2,457
Less current portion                       14,961           129,445        16,081          876
----------------------------------------------------------------------------------------------
                                          $47,116          $ 53,478       $52,393       $1,581
----------------------------------------------------------------------------------------------

In the first quarter of 1997, proceeds on issuance of $100.0 million of 11% capital securities (note 5) and proceeds of $69.8 million on the repurchase of the company's gold and silver forward sales, gold swap and forward currency exchange contracts (note 8) were used to repay the company's $84.0 million bond obligation and to repay the company's $28.0 million of debentures payable.

5.  CAPITAL SECURITIES

On March 27, 1997, the company issued $100.0 million of 11% capital securities due in April 2027. Interest on the securities, accruing from the date of issuance, is payable semi-annually commencing October 1, 1997. In June 1997, the company swapped a portion of its capital security interest obligation for a gold delivery commitment. In March 2002, the company will deliver 291,358 ounces of gold and will receive $100.0 million, a price of $343 per ounce of gold. The company will continue to pay semi-annual interest payments of $5.5 million (11%) to the securities holders; the banks will pay the company semi-annual interest payments of $3.4 million (6.76%) through March 2002; and the company will pay the banks the floating gold lease rate (currently 1.25% or $0.6 million semi-annually). As a result of this swap, which is recorded as a reduction of interest on the capital securities, the effective interest rate on the capital securities was reduced to 5.5% through March 2002.

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

The present value of the securities' principal amount, $4.0 million, has been classified as debt within gold and other financings (note 4), and the present value of the future interest payments, $96.0 million, has been classified as a separate component of shareholders' equity, as the company has the unrestricted ability to settle the future interest payments by issuing its own common shares. Issue costs of $3.3 million have been allocated proportionately to reflect the debt and equity classifications as follows: $0.1 million to deferred financing

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATD FINANCIAL STATEMENTS

                                 June 30, 1997

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

charges and $3.2 million to shareholders' equity. Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings and interest on the equity portion of the capital securities has been charged directly to the deficit on the consolidated balance sheet. For purposes of per share calculation, the equity portion increases the loss attributable to common shareholders.

6. DIVIDENDS ON COMMON SHARES
The company suspended the payment of dividends beginning in 1997. The company paid a semi-annual dividend of U.S. $0.0375 per common share on June 30, 1996.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the company's annual report on Form 10-K for the year ended December 31, 1996.

In accordance with Canadian GAAP, the present value of the principal amount of the capital securities issued in March 1997 is classified as debt within gold and other financings, while the present value of the future interest payments is classified as a separate component of shareholders' equity. The related issuance costs have been allocated proportionately to deferred financing charges and retained earnings based on the debt and equity classifications. Interest on the capital securities has been allocated proportionately between interest expense and deficit based on the debt and equity classifications. Under U.S. GAAP, the face value of the securities would be classified entirely as debt within gold and other financings; the related issuance costs would be classified as deferred financing charges within long-term investments and other assets and would be amortized to interest expense over the life of the securities; and the interest on the capital securities would be classified entirely as interest expense. Under U.S. GAAP, gold and other financings would be $96.0 million higher, and there would be no capital securities component of shareholders' equity; and long-term investments and other assets would be $3.0 million higher and the deficit would be $3.0 million lower at June 30, 1997.

The effects on the consolidated statement of earnings of the GAAP differences would have been as follows.


                                               Three months ended          Six months ended
                                                          June 30                   June 30
                                                1997         1996         1997         1996
-------------------------------------------------------------------------------------------
Net loss under Canadian GAAP               $ (20,732)   $ (14,603)   $ (37,493)   $ (30,759)
Change in market value of
 foreign exchange contracts                   (1,354)         146       (3,670)         807
Additional interest expense on capital
 securities                                   (2,524)          --       (2,639)          --
Amortization of deferred financing
 on capital securities                          (158)          --         (158)          --
-------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                   $ (24,768)   $ (14,457)   $ (43,960)   $ (29,952)
-------------------------------------------------------------------------------------------
Loss per share under U.S. GAAP             $   (0.18)   $   (0.11)   $   (0.32)   $   (0.23)
-------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATD FINANCIAL STATEMENTS

                                 June 30, 1997

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


New U.S. accounting standards regarding the determination of earnings per share have recently been issued by the Financial Accounting Standards Board. The company will initially adopt these new standards for the purpose of preparing U.S. GAAP financial information commencing with its financial statements for the year ended December 31, 1997. Adoption of the new standards, which involves restatement of earnings (loss) per share amounts for prior periods, is expected to have no material effect on the company's earnings (loss) per share amounts.

The effects on the consolidated balance sheet of the GAAP differences would have been as follows.

                                               June 30, 1997           December 31, 1996
                                         ------------------------  ------------------------
                                         Canadian GAAP  U.S. GAAP  Canadian GAAP  U.S. GAAP
-------------------------------------------------------------------------------------------
Longterm investments and other assets         $ 54,944   $ 48,213       $ 39,701   $ 54,642
Mining properties                              403,557    475,928        405,011    447,517
Gold and other financings                       62,077    158,051        182,923    182,923
Deferred income                                 68,474     62,479          2,457      2,457
Deferred income taxes                            9,197     55,843          8,392     55,038
Common shares                                  709,593    746,021        709,534    745,962
Deficit                                        245,230    246,623        201,931    202,528
Common shareholders' equity                    543,789    472,962        492,309    533,110
-------------------------------------------------------------------------------------------

8.  HEDGING ACTIVITIES AND COMMITMENTS

In the first quarter of 1997 the company repurchased its 218,000 ounce gold commitment which hedged the $84.0 million bond obligation (note 4) and repurchased all of its gold and silver forward sales positions, which consisted of 654,000 ounces of gold with delivery dates ranging from 1997 to 2002 and 8.5 million ounces of silver with delivery dates ranging from 1997 to 1999. These transactions resulted in cash proceeds of $63.1 million which have been deferred and will be recognized in earnings as the formerly hedged gold and silver production is sold. The gain will be recognized in revenue as follows: $14.1 million in 1997, $14.8 million in 1998, $27.7 million in 1999 and $6.5 million in 2000 and beyond. To provide protection against a decrease in gold prices, the company has 300,000 ounces of gold put options and 425,000 ounces of gold call options outstanding and 720,000 ounces of silver put options and 720,000 of silver call options outstanding at June 30, 1997.

In the first and second quarters of 1997, the company repurchased a portion of its outstanding forward currency exchange contracts. The contracts repurchased consisted of a total commitment of C$75.6 million at an average C$ to US$1.00 exchange rate of 1.55, with purchase dates ranging from 1998 to 2000. The transactions resulted in cash proceeds of $6.0 million, which have been deferred and will be recognized as a reduction to operating costs when the hedged Canadian dollar transactions occur. The gain will be recognized as follows: $1.9 million in 1998, $2.0 million in 1999, and $2.1 million in 2000. To provide protection against fluctuations in the exchange rate of Canadian dollars to U.S. dollars, the company entered into obligations to purchase C$85.6 million of Canadian dollars at a C$ to U.S. $1.00 exchange rate of 1.37, maturing in 1997 to 2001.

In the second quarter of 1997, the company swapped a portion of its capital security interest obligation for a commitment to deliver 291,358 ounces of gold in March 2002 at a price of $343 per ounce of gold (note 5).

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATD FINANCIAL STATEMENTS

                                 June 30, 1997

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Shown below are the carrying amounts and unrealized gains or losses on the company's hedging positions at June 30, 1997 and December 31, 1996.


                                 Carrying   Unrealized
                                  Amount    Gain (Loss)
------------------------------------------------------
June 30, 1997
-------------
Gold loans (note 4)              $ 26,300      $    --
Gold swap (note 5)                     --        6,000
Off-balance sheet instruments:
 Gold options   -- puts             1,900        1,300
                -- calls           (1,400)       1,300
 Silver options -- puts               500           --
                -- calls             (500)         500
 Foreign currency contracts            --          300
 Crude oil contracts                   --        1,200
------------------------------------------------------
                                               $10,600
------------------------------------------------------

                                 Carrying   Unrealized
                                 Amount     Gain (Loss)
------------------------------------------------------
December 31, 1996
-----------------
Gold swaps                       $ 83,800      $ 7,100
Gold loan                          33,700           --
Off-balance sheet instruments:
 Gold forward sales                    --       50,300
 Silver forward sales                  --        8,800
 Gold options   -- puts               400
                -- calls               --           --
 Silver options -- puts             1,000         (300)
                -- calls           (1,000)       1,000
 Foreign currency contracts            --       10,000
 Crude oil contracts                   --        3,000
------------------------------------------------------
                                               $79,900
------------------------------------------------------

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

9.  CONTINGENCIES

At December 31, 1996, the company accrued $20.0 million for estimated reclamation and closure costs associated with the Alaska-Juneau development property. In July 1997, the company completed an agreement that transfers responsibility for the Alaska-Juneau project closure to an unaffiliated party. The cost of this agreement is within the amount previously accrued.

In 1995, Summa Corporation commenced in Nevada state court a lawsuit against the company and the predecessor owner of the McCoy/Cove and Manhattan mines, in which it claims in excess of $13 million resulting from improper deductions in calculation of royalties payable over several years of production at McCoy/Cove and the former Manhattan mines. Summa Corporation filed a motion for summary judgment which was denied. The case went to trial on April 28, 1997, final briefs were filed on June 13, 1997, and a decision by the court is awaited. The company has $2.0 million accrued related to the Summa litigation.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATD FINANCIAL STATEMENTS

                                 June 30, 1997

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In 1996, the company recorded a $30.0 million provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada. The cost estimate underlying the provision was based on a preliminary evaluation of the total tons to be removed and the associated costs. During the second quarter of 1997, the plan for stabilizing the waste rock was finalized, and the plan will continue to be refined as McCoy/Cove completes the stabilization work. This plan could affect a portion of McCoy/Cove ore reserves if it is determined that the cost to remove waste rock renders the portion uneconomic. At June 30, 1997, total spending for the pit wall stabilization was $2.7 million.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                 June 30, 1997
                                (U.S. dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Working capital provided from operations amounted to $1.0 million for the first six months of 1997 compared to $14.2 million in the first six months of 1996. The 1997 results reflect lower cash gold and silver prices realized ($18.5 million), increased operating costs ($5.2 million), increased reclamation and mine closure costs ($1.8 million) and increased net interest expense ($1.1 million), partially offset by decreased cash exploration and development spending ($12.9 million).

The increase in cash invested in working capital related to operations was $15.6 million in the first six months of 1997. The primary use of the cash invested in working capital was an increase in finished goods inventories ($6.7 million) primarily at the McCoy/Cove and Kettle River mines, an increase in material and supplies inventory ($6.6 million) primarily related to the annual resupply of diesel fuel, bulk materials and other inventory items at the Lupin mine in the Northwest Territories of Canada and the payment of the December 1996 common share dividend in January 1997 ($5.2 million).

In the first six months of 1997, the company repaid its $84.0 million bond obligation and $28.0 million of debentures payable. Additionally, the company had gold loan repayments of $5.3 million and currency loan repayments of $5.6 million.

In the first six months of 1997, the company received net proceeds of $96.7 million, which reflects issuance costs of $3.3 million, on the issuance of capital securities.

In the first six months of 1997, the company received proceeds of $63.1 million related to the repurchase of its 218,000-ounce gold commitment which hedged an $84.0 million bond obligation and the repurchase of its outstanding gold and silver forward sales. In addition, the company received proceeds of $6.0 million related to the repurchase of a portion of its outstanding forward currency exchange contracts.

In the first six months of 1997, the company invested $50.0 million in mining properties, plant and equipment at operating properties ($29.7 million), at the Aquarius and Paredones Amarillos construction projects ($14.0 million) and at development properties ($4.9 million); and $16.5 million in long-term investments related to the company's investment in Santa Elina Mines Corporation ($10.1 million) and other share investments ($5.2 million).

For the remainder of 1997, the company expects to incur $24 million in exploration expenditures; $34 million of construction costs at the Aquarius and Paredones Amarillos construction projects (see "Recent Developments - Construction Programs"); $8 million of capitalized acquisition, exploration and development costs at development properties including Kingking, Chapada and Ulu, and $22 million of capital expenditures at operating properties, including the completion of construction of the mill at Round Mountain.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                 June 30, 1997
                                (U.S. dollars)

The company has adequate resources and liquidity to pursue additional acquisition, investment, exploration and development programs:

        . Working capital provided by operations before exploration expenses was $17.1 million for the six months ended June 30, 1997.
        .  The company had $67.1 million in cash at June 30, 1997.
        . The company had $124.8 million in unutilized credit facilities at June 30, 1997.
        . The company will be seeking a new $75 million unsecured corporate credit facility to finance a portion of the construction costs at Aquarius.
        . The company will be seeking a $36 million non-recourse project loan to finance a portion of the construction costs at Paredones Amarillos.
        . Pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission in 1994, the company may offer from time to time up to $100 million in aggregate principal amount of debt securities, common shares, and/or guarantees of debt securities issued by Echo Bay Resources, Inc., a wholly owned subsidiary of the company. In connection with the U.S. shelf registration, the company also filed a shelf debt prospectus and a shelf equity prospectus with Canadian securities regulatory authorities. Under these prospectuses, the company could issue up to $125 million of debt securities and up to 10 million common shares.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)

FINANCIAL REVIEW

Three month results
The company reported a net loss of $20.7 million ($0.17 per share) in the second quarter of 1997, compared to a net loss of $14.6 million ($0.11 per share) in the second quarter of 1996. The increase in 1997 from 1996 results from decreased volume of precious metal sales ($10.7 million) and lower gold and silver prices realized ($8.6 million), partially offset by decreased exploration and development expenses ($8.1 million), decreased operating costs ($1.6 million) and decreased depreciation ($1.6 million).

Gold production decreased 7% to 190,397 ounces in the second quarter of 1997 compared to 205,601 ounces in the second quarter of 1996. Decreased production was due to lower grades and recoveries from the mill at McCoy/Cove and lower tons and grades at Lupin, partially offset by higher recoveries from the reusable leach pads at Round Mountain. Silver production increased to 1.9 million ounces in the second quarter of 1997 from 1.6 million ounces in the second quarter of 1996, primarily a result of in-process inventory changes at McCoy/Cove. Quarterly revenues were $75.8 million in the second quarter of 1997 and $95.1 million in the second quarter of 1996.

Cash operating costs were $262 per ounce of gold in the second quarter of 1997, versus $239 in the second quarter of 1996, reflecting the decreased production.

Six months results
The company reported a net loss of $37.5 million ($0.29 per share) in the first six months of 1997 compared to a net loss of $30.8 million ($0.24 per share) in the first six months of 1996. The increase in 1997 from 1996 reflects lower gold and silver prices realized ($13.3 million), decreased volume of gold ounces sold ($5.5 million), increased operating costs ($5.2 million) and the absence in 1997 of the 1996 gain on the sale of the company's investment in Cluff Resources plc ($2.5 million), partially offset by decreased exploration and development expenses ($15.6 million) and increased volume of silver ounces sold ($5.7 million).

Gold production increased 2% to 373,725 ounces in the first six months of 1997 compared to 366,847 ounces in the first six months of 1996. Increased production was due to increased recoveries on the reusable leach pads and increased tons on the dedicated leach pads at Round Mountain, increased tons on the leach pads at McCoy/Cove, and increased tons at Kettle River, partially offset by lower grade and recoveries from the mill at McCoy/Cove, and lower grade at Lupin. Silver production increased to 4.4 million ounces in the second quarter of 1997 from
2.8 million ounces in the second quarter of 1996, primarily a result of in-process inventory changes at McCoy/Cove. Revenues were $149.7 million in the first six months of 1997 compared to $162.8 million in the first six months of 1996.

Cash operating costs were $258 per ounce of gold in the first six months of 1997 versus $249 per ounce of gold in the first six months of 1996 primarily due to the lower production at McCoy/Cove and Lupin.

See "Operations Review" for further comments as to production and cash operating cost changes.

The term "ounce" as used in this Form 10-Q means "troy ounce."

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.


                                               Three months ended           Six months ended
                                                          June 30                    June 30
REVENUE DATA                                    1997         1996         1997          1996
-------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                 187,004      216,884      358,236       372,073
 Average price realized/ounce             $      350   $      392   $      360    $      394
 Average market price/ounce               $      343   $      390   $      347    $      395
 Revenue (millions of U.S. $)             $     65.4   $     85.0   $    129.1    $    146.6
 Percentage of total revenue                      86%          89%          86%           90%
Silver
------
 Ounces sold                               1,922,826    1,749,941    3,859,172     2,855,197
 Average price realized/ounce             $     5.43   $     5.77   $     5.34    $     5.69
 Average market price/ounce               $     4.76   $     5.30   $     4.88    $     5.42
 Revenue (millions of U.S. $)             $     10.4   $     10.1   $     20.6    $     16.2
 Percentage of total revenue                      14%          11%          14%           10%
-------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)  $     75.8   $     95.1   $    149.7    $    162.8
-------------------------------------------------------------------------------------------------

The effects of changes in sales prices and volume were as follows.

REVENUE VARIANCE ANALYSIS                                         Three months    Six months
1997 VS. 1996                                                    ended June 30  ended June 30
-------------------------------------------------------------------------------------------------
Lower prices:
 Gold                                                               $     (7.9)   $    (11.9)
 Silver                                                                   (0.7)         (1.4)
Change in volume                                                         (10.7)          0.2
-------------------------------------------------------------------------------------------------
Decrease in revenue                                                 $    (19.3)   $    (13.1)
-------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)


Production Costs
Production cost data per ounce of gold is set out below.

                                         Three months ended    Six months ended
PRODUCTION COSTS PER                                June 30             June 30
OUNCE OF GOLD PRODUCED                     1997        1996      1997      1996
-------------------------------------------------------------------------------
Direct mining expense                     $ 263       $ 259     $ 260     $ 276
 Deferred stripping and mine
  development costs                          (7)        (10)       (5)      (20)
 Inventory movements and other                6         (10)        3        (7)
-------------------------------------------------------------------------------
Cash operating costs                        262         239       258       249
 Royalties                                   10           9        10        10
 Production taxes                             1           3         2         4
-------------------------------------------------------------------------------
Total cash costs                            273         251       270       263
 Depreciation                                62          63        63        69
 Amortization                                34          33        34        33
 Reclamation and mine closure                10           6        10         6
-------------------------------------------------------------------------------
Total production costs                    $ 379       $ 353     $ 377     $ 371
-------------------------------------------------------------------------------

Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. The cash operating costs were $262 per ounce of gold in the second quarter of 1997, and $239 in the second quarter of 1996. See "Operations Review".

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements   Three months ended   Six months ended
thousands of U.S. dollars,                           June 30            June 30
except per ounce amounts                     1997       1996     1997      1996
-------------------------------------------------------------------------------
Operating costs per
  financial statements                   $ 56,310  $ 57,959  $107,763  $102,524
Change in finished goods
  inventory and other                       2,082    (4,731)    7,017      (334)
Coproduct cost of silver
  produced                                 (8,508)   (4,089)  (18,359)  (10,845)
-------------------------------------------------------------------------------
Cash operating costs                     $ 49,884  $ 49,139  $ 96,421  $ 91,345
-------------------------------------------------------------------------------
Gold ounces produced                      190,397   205,601   373,725   366,847
-------------------------------------------------------------------------------
Cash operating costs per ounce           $    262  $    239  $    258  $    249
-------------------------------------------------------------------------------

The decrease in depreciation and amortization was primarily due to depreciation. Depreciation is a fixed cost, a portion of which is charged to depreciation expense based on the number of ounces sold and a portion of which is charged to inventory based on the number of ounces in inventory at the quarter end date. The decrease in the second quarter of 1997 is due to the increase in precious metals inventory which resulted in a portion of the depreciation being charged to inventory. In the second quarter of 1996 the precious metals inventory decreased resulting in depreciation from the previous quarters being expensed in the second quarter of 1996.

Reclamation and mine closure increased in the second quarter of 1997 due primarily to increased mine closure provisions at McCoy/Cove and Lupin.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)


Exploration and development decreased in the second quarter of 1997 compared to the second quarter of 1996 due to a decreased scope of international exploration activities and due to the discontinuation of further development of the Alaska-Juneau property.

Interest and other decreased in the second quarter of 1997 compared to the second quarter of 1996 primarily due to decreased debt balances in 1997 which resulted in net interest income of $0.6 million in the second quarter of 1997 compared to net interest expense of $0.1 million in the second quarter of 1996.

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

OPERATIONS REVIEW
Operating data by mine is set out in the table below.

                                       Three months ended      Six months ended
                                                  June 30               June 30
OPERATING DATA BY MINE                    1997       1996       1997       1996
--------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  McCoy/Cove                        52,541     69,574    104,827    118,464
 (b)  Round Mountain (50%)              64,948     57,617    121,109     97,333
 (c)  Lupin                             42,604     48,248     79,206     88,558
 (d)  Kettle River                      30,304     30,162     68,583     62,492
--------------------------------------------------------------------------------
Total gold                             190,397    205,601    373,725    366,847
--------------------------------------------------------------------------------

Silver production (ounces)
--------------------------
 (a)  McCoy/Cove                     1,933,588  1,649,162  4,371,001  2,824,219
--------------------------------------------------------------------------------
Total silver                         1,933,588  1,649,162  4,371,001  2,824,219
--------------------------------------------------------------------------------

Gold production decreased 7% to 190,397 ounces in the second quarter of 1997 compared to 205,601 ounces in the second quarter of 1996. Decreased production was due to lower grades and recoveries from the mill at McCoy/Cove and lower tons and grades at Lupin; partially offset by higher recoveries from the reusable leach pads at Round Mountain. Silver production increased to 1.9 million ounces in the second quarter of 1997 from 1.6 million ounces in the second quarter of 1996, primarily a result of in-process inventory changes at McCoy/Cove. For the full year 1997, the gold production target remains at 700,000 to 725,000 ounces and the silver production target at about the same as 1996 production of 7 million ounces.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)


                              Three months ended  Six months ended
                                         June 30           June 30
OPERATING DATA BY MINE            1997      1996     1997     1996
------------------------------------------------------------------
Cash operating costs
--------------------
 (per ounce of gold)
 -------------------
 (a)  McCoy/Cove                 $ 317     $ 256    $ 301    $ 280
 (b)  Round Mountain (50%)         194       202      201      208
 (c)  Lupin                        266       264      294      276
 (d)  Kettle River                 256       220      216      194
------------------------------------------------------------------
Company average                  $ 262     $ 239    $ 258    $ 249
------------------------------------------------------------------

Cash operating costs were $262 per ounce of gold in the second quarter of 1997, compared to $239 in the second quarter of 1996. Consolidated cash operating costs are targeted at $265-$275 per ounce of gold produced for the full year 1997.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)
(a)  McCoy/Cove, Nevada (100% owned)

                                               Three months ended          Six months ended
                                                          June 30                   June 30
OPERATING DATA                                  1997         1996         1997         1996
-------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                       39,248       54,841       80,142       89,141
 Heap leached                                 13,293       14,733       24,685       29,323
                                          ----------   ----------   ----------   ----------
 Total gold                                   52,541       69,574      104,827      118,464
Silver produced (ounces):
 Milled                                    1,824,003    1,534,328    4,179,586    2,567,905
 Heap leached                                109,585      114,834      191,415      256,314
                                          ----------   ----------   ----------   ----------
 Total silver                              1,933,588    1,649,162    4,371,001    2,824,219
Ore and waste mined (million tons)              15.0         17.2         30.5         32.7
Mining cost/ton of ore and waste          $     0.74   $     0.71   $     0.71   $     0.70
Milling cost/ton of ore                   $     9.20   $     9.79   $     8.97   $     9.85
Heap leaching cost/ton of ore             $     1.67   $     1.73   $     1.66   $     1.88
Production cost per ounce of gold
 produced:
 Direct mining expense                    $      330   $      302   $      310   $      330
 Deferred stripping cost                         (28)         (26)         (19)         (40)
 Inventory movements and other                    15          (20)          10          (10)
                                          ----------   ----------   ----------   ----------
  Cash operating cost                            317          256          301          280
 Royalties                                         3            4            3            4
 Production taxes                                 --            4            1            6
                                          ----------   ----------   ----------   ----------
  Total cash cost                                320          264          305          290
 Depreciation                                     79           74           74           83
 Amortization                                     45           46           45           46
 Reclamation and mine closure                     10            6           10            6
                                          ----------   ----------   ----------   ----------
  Total production costs                  $      454   $      390   $      434   $      425
                                          ----------   ----------   ----------   ----------
Average gold-to-silver price ratio (1)        72.0:1       73.5:1       71.6:1       73.0:1
Milled:
 Ore processed (tons/day)                      9,565        8,680        9,821        8,129
 Gold grade (ounce/ton)                        0.057        0.141        0.062        0.107
 Silver grade (ounce/ton)                       2.98         4.15         3.17         3.47
 Gold recovery rate (%)                         68.6         86.5         70.3         81.1
 Silver recovery rate (%)                       71.7         73.9         70.9         73.4
Heap leached:
 Ore processed (tons/day)                     20,512       15,661       19,080       13,659
 Gold grade (ounce/ton)                        0.014        0.023        0.013        0.023
 Silver grade (ounce/ton)                       0.25         0.33         0.21         0.35
 Recovery rates (2)
-------------------------------------------------------------------------------------------

/(1)/ To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.
/(2)/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the McCoy/Cove mine, the gold recovery rate is estimated at 68% for crushed ore and 48% for uncrushed, run-of-mine ore, while the silver recovery rate is estimated at 30% for crushed ore and 10% for uncrushed, run-of-mine ore.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)


At McCoy/Cove, gold production fell and silver production rose, as expected, reflecting the planned processing of lower grade ore at increased volumes. McCoy/Cove produced 52,541 ounces of gold during the second quarter of 1997, down 24% from 69,574 ounces in the second quarter of 1996 but in line with projections for the year. Ten percent more tons were processed through the mill and over 30% more tons placed under leach to compensate for the lower grades encountered in this portion of the ore body. Silver production was 1,933,588 ounces in the second quarter of 1997, up 17% from the second quarter of 1996, primarily a result of increased tons processed in the mill and changes in in-process inventory, more than off setting the lower grade.

Cash operating costs for the second quarter of 1997 were $317 per ounce of gold produced, compared with $256 per ounce in the second quarter of 1996. The increased cost reflects lower gold production, slightly higher mining costs, and the additional cost of processing the increased tonnage. Cash operating costs are anticipated to be under $300 per ounce of gold produced in the third and fourth quarters of 1997.

Cost reduction programs undertaken at McCoy/Cove include a reduction of staff since the beginning of the year, lower mill operating costs per ton, and re-engineering of the process stream.

During the second quarter of 1997, the plan for stabilizing the waste rock in the Cove pit highwall was completed. The final geological study identifies approximately 31.3 million tons of barren material that could potentially have to be moved. Monitoring will be done to limit the work to the extent necessary to allow for the safe mining of reserve ounces located below this unstable area. Ore removal costs are estimated to range from $0.75 to $0.80 per ton. Total costs related to the stabilization are currently estimated to fall below the $30 million accrued in the third quarter of 1996, and this estimate will be monitored periodically as the stabilization plan is implemented. Implementation of the plan began late in the second quarter of 1997, with approximately one-quarter of the cash costs to occur in 1997 and the remainder in 1998-1999.

Full-year production is in line with McCoy/Cove's target of 210,000-220,000 ounces of gold and seven million ounces of silver.

Exploration drilling has hit additional gold mineralization at McCoy/Cove just outside the southeastern edge of the Cove open pit. The mineralization is relatively shallow and would require a stripping ratio currently estimated to be between 3:1 and 4:1. Assays have been received on a total of nine holes drilled to date. Thicknesses in excess of 75 feet of mineralization grading 0.07-0.09 ounce of gold/ton and 1.5-5.8 ounce of silver/ton have encouraged the company to budget $0.8 million to drill out this area on a grid of closely spaced holes sufficient to determine by year-end 1997 whether this material could be classified as ore reserves. If this mineralization is proved up as reserves, it could extend the life of the McCoy/Cove mine by one or more years.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)

(b)  Round Mountain, Nevada (50% owned)

                                           Three months ended     Six months ended
                                                      June 30              June 30
OPERATING DATA                                 1997      1996       1997      1996
----------------------------------------------------------------------------------
Gold produced (ounces):
  Reusable heap leach pad (50%)              39,119    32,420     71,064    58,392
  Dedicated heap leach pad (50%)             25,829    22,940     50,045    36,684
  Other                                          --     2,257         --     2,257
                                           --------   -------   --------   -------
  Total (50%)                                64,948    57,617    121,109    97,333
Ore and waste mined
  (million tons) (100%)                        18.4      14.2       34.8      28.7
Mining cost/ton of ore and waste           $   0.64   $  0.71   $   0.67   $  0.68
Heap leaching cost/ton of ore              $   0.57   $  0.76   $   0.62   $  0.78
Production cost per ounce of gold
 produced:
  Direct mining expense                    $    191   $   211   $    200   $   234
  Deferred stripping costs                        6         3          2       (10)
  Inventory movements and other                  (3)      (12)        (1)      (16)
                                           --------   -------   --------   -------
   Cash operating cost                          194       202        201       208
  Royalties                                      20        26         23        29
  Production taxes                                3         6          3         5
                                           --------   -------   --------   -------
   Total cash cost                              217       234        227       242
  Depreciation                                   36        46         41        53
  Amortization                                   18        18         18        18
  Reclamation and mine closure                    7         5          7         5
                                           --------   -------   --------   -------
   Total production cost                   $    278   $   303   $    293   $   318
                                           --------   -------   --------   -------
Reusable heap leach pad:
  Ore processed (tons/day) (100%)            28,340    30,293     27,630    28,122
  Grade (ounce/ton)                           0.035     0.038      0.036     0.038
  Recovery rate (%)                            83.0      66.8       74.4      66.0
Dedicated heap leach pad:
  Ore processed (tons/day) (100%)           110,154    96,461     99,467    85,709
  Grade (ounce/ton)                           0.010     0.013      0.010     0.013
  Recovery rate (1)
----------------------------------------------------------------------------------

/(1)/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

The 50% owned Round Mountain mine in Nevada was the company's largest and lowest cost gold producer during the second quarter of 1997. Gold production was up 13% to 64,948 ounces in the second quarter of 1997 from 57,617 ounces in the second quarter of 1996. Significantly improved recoveries of gold on both the reusable heap leach pad and the dedicated pad were the biggest contributors to the site's performance during the second quarter of 1997.

Cash operating costs were $194 per ounce in the second quarter of 1997, down from $202 in the second quarter of 1996. Lower costs were attributable to the increased number of ounces produced.

In July, the mine produced its four millionth ounce of gold since the company became the operator. The mine had less than half that much gold in reserves - only 1.8 million ounces - when the company acquired its interest in 1985. With current reserves of 9.1 million ounces, Round Mountain has twice as much gold remaining in the

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)


ground as the total amount mined over the past 12 years.

In July 1997 Round Mountain approved a new mining plan that will increase cash flow and profitability, reduce cash operating costs.

The new optimized pit design will eliminate the mining of lower grade, higher-cost material. Total material to be removed from the pit is expected to be reduced by more than 250 million tons over the life of the mine, reducing the up-front waste stripping by approximately 40% and enhancing economics significantly. Reduced waste stripping brings more ounces into production earlier and decreases cash operating costs, future capital requirements for capital replacement, and ultimate reclamation costs.

The net result will be an increase of 30-40% in cash flow over the life of the mine and a near-doubling of net present value of the project.

The optimized pit will reduce the mine's ore reserves by an estimated 1.2 million ounces (the company's 50% share, 600,000 ounces). This revision will result in mining being completed in 10 years, with ore processing continuing from stockpiles for another five years, compared with the previous plan of 14 years of mining plus seven years of stockpile processing. However, this life-of-mine plan is based on no more gold ever being discovered at Round Mountain (which is unlikely - given the growth in reserves seen at the site so far). Annual production is currently planned to remain at present levels.

Round Mountain has instituted an expanded exploration strategy. Ongoing exploration efforts at the site will be two-fold. An in-fill drilling program will be directed at upgrading material within the pit, currently categorized as other mineralization, to reserves. The North feeder program is focused on a deep target to the north believed to be one of the deposit's feeder structures. This zone is believed to have good potential for significant ore reserve additions over the next few years. Several additional exploration sites have been identified on the over 380,000 acre Round Mountain area of mutual interest, only a small portion of which has been adequately explored.

Construction was completed on a new mill at Round Mountain late in July 1997 with commissioning currently under way. Full production is anticipated in the fourth quarter of 1997. Round Mountain has already stockpiled more than 3.5 million tons of non-oxidized material over the last two years to supplement millfeed ore in future quarters. Mill processing will result in higher recoveries in treating the nonoxide ores than those that could have been achieved from heap leach processing. Mill production from nonoxide ores will be used to partially offset a reduction in heap leach production from oxide tons mined.

Production for the full year is still expected to meet Round Mountain's target of 190,000-200,000 ounces of gold.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)

(c)  Lupin, Northwest Territories (100% owned)

                                                 Three months ended           Six months ended
                                                            June 30                    June 30
OPERATING DATA                                   1997          1996         1997          1996
----------------------------------------------------------------------------------------------
Gold produced (ounces)                         42,604        48,248       79,206        88,558
Tons of ore mined and milled                  202,175       214,882      395,105       400,387
Mining cost/ton of ore                      C $ 43.40     C $ 39.48    C $ 44.70     C $ 40.56
Milling cost/ton of ore                     C $ 11.58     C $ 11.12    C $ 11.50     C $ 11.90
Production cost per ounce of  gold
 produced:
 Canadian dollars:
  Direct mining expense                     C $   367      C $  359     C $  393      C $  390
  Deferred mine development cost            C $     4      C $   --     C $   11      C $  (13)
  Inventory movements and other             C $    (2)     C $    1     C $   (1)     C $   --
                                          -----------   -----------  -----------   -----------
   Cash operating cost                      C $   369      C $  360     C $  403      C $  377
 U.S. dollars:
  Cash operating cost                       US$   266      US$  264     US$  294      US$  276
  Royalties                                        --            --           --            --
  Production taxes                                 --            --           --            --
                                              -------       -------      -------       -------
   Total cash cost                                266           264          294           276
  Depreciation                                     71            62           75            66
  Amortization                                     28            18           28            18
  Reclamation and mine closure                     14             8           14             8
                                              -------       -------      -------       -------
   Total production cost                    US$   379      US$  352     US$  411      US$  368
Milled:
 Ore processed (tons/day)                       2,222         2,361        2,171         2,200
 Ore tons milled                              202,175       214,882      395,105       400,387
 Grade (ounce/ton)                              0.228         0.243        0.218         0.239
 Recovery rate (%)                               92.3          92.4         92.2          92.4
----------------------------------------------------------------------------------------------

Production at Lupin, located in the Northwest Territories, was 42,604 ounces during the second quarter of 1997, down from 48,248 ounces in the second quarter of 1996. The lower production was the result of processing fewer tons per day and those tons having a lower grade than the second quarter of 1996.

The lower production resulted in cash operating costs increasing marginally to $266 per ounce in the second quarter of 1997 from $264 in the second quarter of 1996. The impact of the lower production on unit costs per ounce was limited by personnel reductions and by reductions in aviation and winter road costs.

Development is continuing at the Ulu deposit located approximately 100 miles north of the Lupin mill. An underground ramp has been advanced to a depth of 135 meters (440 feet). Ore-grade material has been recovered and approximately 3,000 tons have already been stockpiled for transportation to the mill over an ice road to be constructed in early 1999. As the underground ramp moves downward, exploration drilling is under way to better understand and define the mineralization outlined by surface drilling. The main body of the deposit starts at a depth of approximately 150 meters (490 feet).

Current results are in line with Lupin's targeted 1997 annual production of 160,000-170,000 ounces of gold.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)






(d)  Kettle River, Washington  (100% owned)

                                                                  Three months ended               Six months ended
                                                                             June 30                        June 30
OPERATING DATA                                                   1997           1996           1997            1996
-------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                         30,304         30,162         68,583          62,492
Tons of ore mined and milled                                  218,134        148,877        396,309         281,850
Mining cost/ton of ore                                       $  22.10       $  22.38       $  21.46        $  22.31
Milling cost/ton of ore                                      $   9.06       $  12.46       $  10.19        $  12.24
Production cost per ounce   of gold
 produced:
 Direct mining expense                                       $    243       $    211       $    217        $    191
 Deferred mine development cost                                    --             --             --              --
 Inventory movements and other                                     13              9             (1)              3
                                                             --------       --------       --------        --------
  Cash operating cost                                             256            220            216             194
 Royalties                                                         17              8             14               9
 Production taxes                                                   2              2              2               2
                                                             --------       --------       --------        --------
  Total cash cost                                                 275            230            232             205
 Depreciation                                                      65             62             57              59
 Amortization                                                      45             45             45              45
 Reclamation and mine closure                                      12              8             12               8
                                                             --------       --------       --------        --------
  Total production cost                                      $    397       $    345       $    346        $    317
                                                             --------       --------       --------        --------
Milled:
 Ore processed (tons/day)                                       2,397          1,636          2,178           1,549
 Ore tons milled                                              218,134        148,877        396,309         281,850
 Grade (ounce/ton)                                              0.162          0.244          0.198           0.258
 Recovery rate (%)                                               85.5           83.1           87.2            85.8
-------------------------------------------------------------------------------------------------------------------

At the Kettle River mine in Washington State, gold production was 30,304 ounces during the second quarter of 1997 compared with 30,162 ounces in the second quarter of 1996. Kettle River's process significantly increased tonnage during the second quarter of 1997, offsetting lower ore grades processed. The mill operated 91 days during the second quarter of 1997 compared with 70 days in the second quarter of 1996.

Mining during the second quarter of 1997 was from both the Lamefoot and K-2 deposits at a ratio of about 3:1. As expected, cash operating costs rose to $256 in the second quarter of 1997 from $220 per ounce in the second quarter of 1996, reflecting the higher mining costs and lower grades associated with the K-2 deposit, coupled with the increased number of tons mined and milled.

Additional mineralized material has been identified in association with a northern extension of the Lamefoot deposit. Exploration drilling was undertaken in July, and assays are pending. This area shows good exploration potential for additional minable ounces. Drilling is also underway at the K-2 deposit to identify extensions of the mineralization.

Kettle River expects to meet its full-year target production of 130,000-140,000 ounces of gold.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)


RECENT DEVELOPMENTS
The company is currently conducting a major review of life-of-mine plans for the company's four producing gold mines and two planned gold mines, and a complete evaluation of the feasibility studies for the company's portfolio of development projects, exploration properties and other assets. On completion of this work, currently expected in the third quarter of 1997, the company will assess the carrying values of all of the company's assets in light of both short-term and long-term views of precious metals prices. Although no determinations can be made before completion of the review, it is possible that material write downs of some assets may be required.

In view of the recent drop in the gold price to 12-year lows, the company is considering deferral of its construction program, other than construction of the "freeze wall" at Aquarius in Canada, and deferral of a final construction decision at Paredones Amarillos in Mexico until the gold price recovers. The company has refocused its exploration efforts on those projects believed to represent the most promising near-term prospects in its portfolio, principally those in the Americas where the company already has extensive gold mining infrastructure. As a result of a feasibility study at Kingking, which revealed larger than estimated copper content, the company is evaluating whether the project may be of more value to a copper producer than to the company, whose strategic focus is gold rather than copper. Initial feasibility studies continue at Fazenda Nova and Sao Francisco in Brazil to determine whether or not to advance the projects for further development.

For the first six months of 1997, in connection with its exploration and development activities, the company charged $16.4 million against current earnings and capitalized another $15.0 million.

During the second quarter of 1997, the company continued to pursue increased gold reserves and future production through a more focused exploration program. As a result of the company's program of acquisition, exploration and development activities over the last two years, the company now has a promising pipeline of projects primarily in North, South and Central America.

Highlights of these construction, development and exploration programs are outlined below:

Construction Programs
 .   In January 1997, the company made the decision to proceed with construction of the Aquarius gold mine, located 40 kilometers east of Timmons, Ontario. Due to the depressed gold prices, the company is considering deferral of the construction program until the gold price recovers. Continued efforts in 1997 would be devoted primarily to completion of the frozen underground barrier system. Underground freezing is a proven, cost-effective technology that has been used in tunneling and shaft boring for over 100 years. Once frozen, the "freeze wall" can be maintained indefinitely at a low annual maintenance cost.

 .   In January 1997, a contingent construction decision was made on the
    Paredones Amarillos gold mine in Mexico, subject to project financing and Viceroy Resource Corporation, the company's 40% joint venture partner, approving and obtaining its share of the financing. Due to the depressed gold prices, the company is in discussions with its joint venture partner regarding the deferral of construction until the gold price recovers. Continued efforts in the final months of 1997 would be devoted to completing the detailed engineering, finalizing the acquisition of the mill grinding circuit, completing the acquisition of several land parcels already under contract or option, and advancing the necessary permitting activities, water rights, and other work that would be required to maintain the integrity of the project and to enable the mine to proceed quickly and smoothly to construction at such time that a final construction decision is made.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)

Development Properties
 . The Company is currently re-evaluating, re-focusing and rationalizing its entire portfolio of exploration and development projects in Brazil, all of which are controlled by Echo Bay's 51%-owned subsidiary, Santa Elina Mines Corporation. Echo Bay is prioritizing each of the projects in order to develop a strategy for realizing the value of these assets as quickly as possible. Pending the conclusion of this rationalization process, the company has deferred completion of the individual feasibility studies previously begun on these projects. There has been no deferral, however, in the ongoing exploration drilling, geological studies, metallurgical tests, and various other exploration and development work already well under way at these Santa Elina projects. At Chapada, optimization work continues. Various mining scenarios, processing methods and rates, economic parameters and other factors are being applied to the large, near-surface minable resource of copper and gold. At Sao Francisco a gold deposit has been outlined with low-grade but near-surface and oxidized mineralization-promising for a low-strip-ratio, open pit heap leaching operation. In-fill drilling of the mineralization is well under way, and metallurgical testing suggests that the ore is amenable to heap leaching. At Fazenda Nova, drilling is continuing to better define and expand the mineralization. Six gold targets have been identified to date. At Guapore, consideration is being given to a 120-megawatt hydropower plant proposed for the Guapore River as a potential source of low-cost power for several of Santa Elina's gold projects in Brazil.


 . At the Kingking copper-gold project in the Philippines, the company and its joint venture partner, TVI Pacific Inc. completed an initial feasibility study in late April. The initial feasibility study identified a number of areas in which project economics could be improved, including different mining rates, throughput levels, and processing alternatives. The study indicated that based on the results of almost two years of additional exploration drilling, Kingking has a much larger copper content than originally estimated in 1995 when the partners acquired their option to purchase the project. The company is currently considering whether the Kingking project might be of more value to a copper producer than to the company, whose strategic focus is gold rather than copper.



Exploration Properties
 . At Dolores in Mexico, drilling results continue to be encouraging. Ore-grade gold and silver mineralization has been encountered from surface to a depth of more than 350 meters (1,150 feet) and over a strike length in excess of 2,000 meters (6,560 feet). The company has elected to become the operator of the project, has moved in a 30-person crew, is completing construction of a new camp, and plans to complete a minimum of 50 new drill holes by the end of August 1997.

 . At Buffalo Valley in Nevada, 15 miles north of the company's McCoy/Cove mine, accelerated exploration drilling and engineering studies are under way. On completion of a bankable feasibility study, the company earns an option to purchase up to a 65% interest in Buffalo Valley from the company's strategic alliance partner, Fairmile Gold Corp.

 . At Jessup in Nevada, an expanded exploration drilling program was launched in April to offset and expand on encouraging mineralization intercepts from earlier drilling. The current program calls for 25 holes totaling 2,440 meters (8,000 feet). Early indications are that Jessup is a typical Nevada-style epithermal mineralization located close to the surface.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1997
                                (U.S. dollars)

U.S. Mining Law Revision
Several proposals to change the general mining laws applicable to operations on U.S. federal lands have been introduced into the 105th Congress, which convened in January 1997. In addition, the Bureau of Land Management of the U.S. Department of the Interior has commenced a program to revise the federal regulations applicable to activities on unpatented mining claims and to impose more stringent reclamation and environmental protection requirements on those activities. Until such time, if any, as new reform legislation is enacted or administrative action is taken, the ultimate effects and costs of compliance on the company cannot be estimated.

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

                              ECHO BAY MINES LTD.
                          PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alaska-Juneau
During 1994, the U.S. Attorney began an investigation of potential Clean Water Act violations. The investigation is to determine whether the company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. The outcome of this investigation is uncertain.

Summa
See note 9 to the interim consolidated financial statements.

Other
The company also is engaged in routine litigation incidental to its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
(a) The company's Annual General Meeting was held May 14, 1997.

(c) (1) Election of Directors

                                                    Votes Against
    Nominee                             Votes For     or Withheld   Abstentions
    -------                             ---------   -------------   -----------

    John Norman Abell                  83,989,453         973,211        13,584
    Latham Cawthra Burns               83,923,986       1,038,678        13,584
    Pierre Choquette                   83,951,680       1,010,984        13,584
    John Gilray Christy                83,993,763         968,901        13,584
    Peter Clarke                       84,013,940         948,724        13,584
    Robert Leigh Leclerc, Q.C.         83,916,279       1,046,385        13,584
    John Frederick McOuat              83,961,431       1,001,233        13,584
    Monica Elizabeth Sloan             83,949,444       1,013,220        13,584
    Richard Geoffrey Pentland
    Styles                             83,942,231       1,020,433        13,584

(c) (2) Appointment of Ernst & Young as Auditors of the company.

                                                    Votes Against
                                        Votes For     or Withheld   Abstentions
                                        ---------   -------------   -----------

    Appointment of Ernst & Young       83,554,635       1,101,694       319,919

(c) (3) Proposed Amendment to Employee Share Incentive Plan

                                                    Votes Against
                                        Votes For     or Withheld   Abstentions
                                        ---------   -------------   -----------

    Amendment to Employee Share
    Incentive Plan                     65,683,899      18,260,822     1,031,527

                             ECHO BAY MINES LTD.

(c) (4) Proposed Adoption of Restricted share Grant Plan

                                                    Votes Against
                                        Votes For     or Withheld   Abstentions
                                        ---------   -------------   -----------

    Adoption of Restricted Share
    Gant Plan                          64,704,538      19,182,787     1,088,923



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27               Financial Data Schedule.

(b)  Reports on Form 8-K      Filed on April 17, 1997, related to clarifying
                              information on Santa Elina Gold Corporation's
                              Chapada, Sao Francisco and Sao Vicente properties in Brazil.

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



                                  ECHO BAY MINES LTD.
                                  ------------------------------
                                  (Registrant)



July 30, 1997
-------------
Date



                                  /s/ Peter H. Cheesbrough
                                  ------------------------------
                                  PETER H. CHEESBROUGH
                                  Senior Vice President, Finance
                                  and Chief Financial Officer

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ECHO BAY MINES LTD.
                                  ------------------------------
                                  (Registrant)



July 30, 1997
-------------
Date



                                  ------------------------------
                                  PETER H. CHEESBROUGH
                                  Senior Vice President, Finance
                                  and Chief Financial Officer