Form 10-Q
period 1997-09-30
ECHO BAY MINES LTD
filed 1997-11-19
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______

                   Commission File Number 1-8542
                                          ------

                              ECHO BAY MINES LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Incorporated under the laws
             of Canada                                      None
----------------------------------------             ------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


Suite 1000, 6400 S. Fiddlers Green Circle
           Englewood, CO                                  80111-4957
----------------------------------------              ------------------
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

                                   Yes     X      No
                                        -------      -------

           Title of Class
           --------------                     Shares Outstanding as of
           Common Shares                          November 14, 1997
    without nominal or par value               ------------------------
                                                     139,370,031

================================================================================

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1. Condensed Financial Statements (Unaudited)....................    1

     ITEM 2. Management's Discussion And Analysis Of Financial Condition
              And Results Of Operations....................................   13

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings.............................................   31

     ITEM 6. Exhibits And Reports On Form 8-K..............................   31

SIGNATURE..................................................................   32

                              ECHO BAY MINES LTD.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET                                                    September 30                December 31
thousands of U.S. dollars                                                         1997                        1996
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $   5,910                   $ 103,196
 Short-term investments (note 7)                                                          13,828                          --
 Interest and accounts receivable                                                         18,293                       9,739
 Inventories (note 2)                                                                     48,734                      33,941
 Prepaid expenses and other assets                                                         5,070                       6,573
----------------------------------------------------------------------------------------------------------------------------
                                                                                          91,835                     153,449

Plant and equipment (note 3)                                                             241,791                     233,984
Mining properties (note 3)                                                               139,605                     405,011
Long-term investments and other assets                                                     9,717                      39,701
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 482,948                   $ 832,145
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                              $  81,319                   $  72,421
 Income and mining taxes payable                                                           3,441                       3,651
 Gold and other financings (note 4)                                                       15,182                     129,445
 Deferred income (note 4)                                                                 16,041                         876
----------------------------------------------------------------------------------------------------------------------------
                                                                                         115,983                     206,393

Gold and other financings (note 4)                                                        41,938                      53,478
Deferred income (note 4)                                                                  45,112                       1,581
Other long-term obligations                                                               55,500                      69,992
Deferred income taxes                                                                      9,993                       8,392

Commitments and contingencies (notes 7, 9 and 10)

Common shareholders' equity:
   Common shares, no par value, unlimited number authorized;
  issued and outstanding - 139,370,031 shares
  (139,355,781 shares at December 31, 1996)                                              709,593                     709,534
 Capital securities (note 5)                                                              95,974                          --
 Deficit                                                                                (574,247)                   (201,931)
 Foreign currency translation                                                            (16,898)                    (15,294)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         214,422                     492,309
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 482,948                   $ 832,145
============================================================================================================================

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF EARNINGS                            Three months ended                Nine months ended
thousands of U.S. dollars,                                       September 30                      September 30
except for per share data                                   1997             1996             1997             1996
------------------------------------------------------------------------------------------------------------------------

Revenue                                                     $  74,450        $  94,936       $ 224,103         $ 257,772
------------------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                               50,242           57,940         158,005           160,464
 Royalties                                                      2,335            3,021           6,653             7,253
 Production taxes                                                 491              253           1,153             1,749
 Depreciation and amortization                                 20,228           21,964          61,549            63,980
 Reclamation and mine closure                                   2,226            1,985           6,599             4,568
 General and administrative                                     1,955            2,850           8,943             9,732
 Exploration and development                                   11,145           17,107          27,575            49,128
 Provision for impaired assets (note 7)                       309,800               --         309,800                --
 Provision for McCoy/Cove pit wall stabilization                   --           30,000              --            30,000
 Interest and other                                             3,039            2,105           7,080             3,249
------------------------------------------------------------------------------------------------------------------------
                                                              401,461          137,225         587,357           330,123
------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                     (327,011)         (42,289)       (363,254)          (72,351)
------------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery):
 Current                                                          (68)             126             307               767
 Deferred                                                         582               --           1,457                56
------------------------------------------------------------------------------------------------------------------------
                                                                  514              126           1,764               823
 ------------------------------------------------------------------------------------------------------------------------
Net loss                                                    $(327,525)       $ (42,415)      $(365,018)          (73,174)
========================================================================================================================
Net loss attributable to common shareholders (note 5)       $(329,017)       $ (42,415)      $(369,149)          (73,174)
========================================================================================================================
Loss per share                                              $   (2.36)       $   (0.31)      $   (2.65)         $  (0.55)
========================================================================================================================
Weighted average number of shares outstanding                 139,370          137,604         139,366           132,795
 (thousands)
========================================================================================================================

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                             Three months ended      Nine months ended
OF CASH FLOW                                                          September 30            September 30
thousands of U.S. dollars                                           1997        1996        1997        1996
--------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
 Net cash flows provided from (used in) operating activities      $(14,328)  $  12,390   $ (28,944)  $  15,236
--------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Debt repayments                                                    (4,706)     (3,958)   (127,585)     (8,885)
 Capital securities issued, net of issuance costs (note 5)              --          --      96,700          --
 Currency borrowings                                                    --      34,714          --      34,714
 Common share dividends (note 6)                                        --          --          --      (4,895)
 Common share issues, net of issuance costs                             --          --          60       4,745
 Common shares issued on acquisition of
  Santa Elina, net of issuance costs                                    --      85,801          --      85,801
 Other                                                              (2,174)         --        (185)         --
--------------------------------------------------------------------------------------------------------------
                                                                    (6,880)    116,557     (31,010)    111,480
--------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Mining properties, plant and equipment                            (41,581)    (26,724)    (91,546)    (75,483)
 Proceeds on repurchase of the company's
    -gold and silver forward sales (note 9)                             --          --      54,963          --
    -gold swap (note 9)                                                 --          --       8,107          --
    -foreign exchange contracts (note 9)                                --          --       5,995          --
 cost of Santa Elina acquisition                                        --     (91,069)         --     (91,069)
 Long-term investments and other assets                             (6,749)       (599)    (23,266)     (7,317)
 Proceeds on sale of long-term investments                           7,894          --       7,894       5,550
 Other                                                                 416         210         521         799
--------------------------------------------------------------------------------------------------------------
                                                                   (40,020)   (118,182)    (37,332)   (167,520)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (61,228)     10,765     (97,286)    (40,804)
Cash and cash equivalents, beginning of period                      67,138     134,274     103,196     185,843
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $  5,910   $ 145,039   $   5,910   $ 145,039
==============================================================================================================

CONSOLIDATED STATEMENT                                             THREE MONTHS ENDED        NINE MONTHS ENDED
OF DEFICIT                                                            SEPTEMBER 30             SEPTEMBER 30
thousands of U.S. dollars                                           1997         1996        1997         1996
----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                      $(245,230)   $(50,763)   $(201,931)   $(15,109)
Net loss                                                           (327,525)    (42,415)    (365,018)    (73,174)
Dividends on common shares (note 6)                                      --          --           --      (4,895)
Interest on capital securities, net of nil tax effect (note 5)       (1,492)         --       (4,131)         --
Issue costs related to capital securities (note 5)                       --          --       (3,167)         --
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                            $(574,247)   $(93,178)   $(574,247)   $(93,178)
================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


1.  GENERAL
In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of deficit, consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the company) as of September 30, 1997 and December 31, 1996 and the consolidated results of operations and cash flow for the three and nine months ended September 30, 1997 and 1996. For further information, refer to the financial statements and related footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1996.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

2.  INVENTORIES

                                                                                   September 30                December 31
                                                                                       1997                       1996
--------------------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                                            $18,064                    $ 4,182
                 --  in-process                                                           9,753                     11,442
Materials and supplies                                                                   20,917                     18,317
--------------------------------------------------------------------------------------------------------------------------
                                                                                        $48,734                    $33,941
==========================================================================================================================

3.  PROPERTY, PLANT AND EQUIPMENT

Plant and equipment                                                         September 30                December 31
                                                                                1997                       1996
--------------------------------------------------------------------------------------------------------------------------
Cost                                                                                   $676,916                   $635,776
Less accumulated depreciation                                                           435,125                    401,792
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $241,791                   $233,984
==========================================================================================================================

Mining properties                                                           September 30                December 31
                                                                                1997                       1996
--------------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition, exploration & development costs                          $264,180                   $388,515
Less accumulated amortization                                                           193,287                    250,616
--------------------------------------------------------------------------------------------------------------------------
                                                                                         70,893                    137,899
Development properties' acquisition, exploration & development costs                     53,667                    188,084
Deferred mining costs                                                                    15,045                     79,028
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $139,605                   $405,011
==========================================================================================================================

During the third quarter of 1997, the company wrote down the carrying value of a number of its operating and development properties (note 7). Before the write-downs, the net book value of plant and equipment was $252.4 million and the net book value of mining properties was $412.0 million.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


4.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                              Financings                           Deferred Income
                                                --------------------------------------  --------------------------------------
                                                   September 30        December 31         September 30        December 31
                                                       1997                1996                1997                1996
------------------------------------------------------------------------------------------------------------------------------

Gold swap                                             $     --            $ 83,839           $      --             $    --
Gold loans                                              23,153              33,721               4,827               2,423
Currency loan                                           29,941              33,846                  --                  --
Debenture payable                                           --              27,966                  --                  --
Capital securities (note 5)                              4,026                  --                  --                  --
Repurchase of gold and silver forward
 contracts and gold swap (note 9)                           --                  --              50,331                  --
Repurchase of forward currency
 exchange contracts (note 9)                                --                  --               5,995                  --
Other                                                       --               3,551                  --                  34
------------------------------------------------------------------------------------------------------------------------------
                                                        57,120             182,923              61,153               2,457
Less current portion                                    15,182             129,445              16,041                 876
------------------------------------------------------------------------------------------------------------------------------
                                                       $41,938            $ 53,478             $45,112              $1,581
==============================================================================================================================

In the first and second quarters of 1997, proceeds on issuance of $100.0 million of 11% capital securities (note 5) and proceeds of $69.1 million on the repurchase of the company's gold and silver forward sales, gold swap and forward currency exchange contracts (note 9) were used to repay the company's $84.0 million bond obligation and to repay the company's $28.0 million of debentures payable.

5.  CAPITAL SECURITIES
On March 27, 1997, the company issued $100.0 million of 11% capital securities due in April 2027. Interest on the securities, accruing from the date of issuance, is payable semi-annually commencing October 1, 1997. In June 1997, the company swapped a portion of its capital security interest obligation for a gold delivery commitment. In March 2002, the company will deliver 291,358 ounces of gold and will receive $100.0 million, a price of $343 per ounce of gold. The company will continue to pay semi-annual interest payments of $5.5 million (11%) to the securities holders; the banks will pay the company semi-annual interest payments of $3.4 million (6.76%) through March 2002; and the company will pay the banks' floating gold lease rate (currently 2.25%, or $1.1 million, semi-annually). As a result of this swap, which is recorded as a reduction of interest on the capital securities, the effective interest rate on the capital securities will be the fixed rate of 4.24% (11% minus 6.76%) plus the floating gold lease rate. The effective interest rate at September 30, 1997 was 6.5%.

The company has the right to defer interest payments on the capital securities for a period not to exceed ten consecutive semi-annual periods. The company may, at its option, satisfy its deferred interest obligation by delivering common shares to a trustee. The trustee would sell the company's common shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation.

The present value of the capital securities' principal amount, $4.0 million, has been classified as debt within gold and other financings (note 4), and the present value of the future interest payments, $96.0 million, has been classified as a separate component of shareholders' equity, as the company has the unrestricted ability to settle the future interest payments by issuing its own common shares to the trustee for sale. Issue costs of $3.3 million have been allocated proportionately to reflect the debt and equity classifications at issuance as follows: $0.1 million to deferred financing charges and $3.2 million to shareholders' equity. Interest on the debt portion of the

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



capital securities has been classified as interest expense on the consolidated statement of earnings and interest on the equity portion of the capital securities has been charged directly to the deficit on the consolidated balance sheet. For purposes of per share calculation, the equity portion increases the loss attributable to common shareholders. See note 8 for a discussion of differences in treatment of the capital securities under U.S. GAAP.

6. DIVIDENDS ON COMMON SHARES
The company suspended the payment of dividends beginning in 1997. The company paid a semi-annual dividend of U.S. $0.0375 per common share on June 30, 1996.


7.  PROVISION FOR IMPAIRED ASSETS
In October 1997 the company completed a major review of the life-of-mine plans for its four producing mines and performed an evaluation of the company's portfolio of development projects, exploration properties and other assets. In light of both the short-term and long-term views of precious metals prices and the results of recently completed feasibility and engineering studies, the company assessed the recoverability of the carrying values of those assets. For operating mines, the need for and amounts of the write-downs were established by comparing carrying values to estimated future net cash flows from existing reserves; whereas for development properties, share investments and other assets, carrying values were compared to estimated net realizable values based on market comparables and quoted market values. As a result, in the third quarter of 1997, the company recorded a $309.8 million provision for impaired assets as follows.

                Operating properties:
                     McCoy/Cove                    $  47,000
                     Lupin                            65,000
                     Kettle River                     15,000
                ---------------------------------------------
                                                     127,000
                ---------------------------------------------
                Development properties:
                     Kingking                         49,964
                     Santa Elina                     107,389
                ---------------------------------------------
                                                     157,353
                ---------------------------------------------
                Share investments - write-down to
                  market                              15,641
                Other assets and closure costs         9,806
                ---------------------------------------------
                                                    $309,800
                =============================================

The company's option interest in the Kingking development project required the delivery of a bankable feasibility study by October 25, 1997, or the remittance of option delay payments of $750,000 per month for the first six months and $1.0 million per month for the subsequent six months. The company is pursuing an exit strategy for the Kingking project and did not exercise its option. Following the $50.0 million write-down recorded in the third quarter of 1997, the carrying values of the Kingking assets are nil.

The company's investment in Santa Elina consists primarily of a copper/gold project, a number of small gold development properties, a significant exploration land position and a hydro-power project in a feasibility stage. The company's investment was written down to its estimated net realizable value based on market comparables.

The provision for impaired assets is based in part on certain management assumptions regarding the future market price of gold. Should the market price decline significantly below that experienced in the quarter ended

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



September 30, 1997 and remain depressed, it is possible that an additional provision for impairment will be required and that the operation of some of the company's mines may be suspended.

In connection with the review of asset values, the company reclassified certain of its share investments in exploration-oriented companies from long-term to short-term investments, considering the company's intent to dispose of the assets. Correspondingly, the investments were written down to the lower of cost or market based on quoted market prices as of September 30, 1997. The following summarizes the carrying values of the short-term share investments before and after the write-down to market values.

                                        Historical Carrying          Write-down             Carrying Value
                                              Value (1)               to Market          September 30, 1997
-----------------------------------------------------------------------------------------------------------
TVI Pacific Inc.                                 $12,605             $(10,230)                      $ 2,375
Canarc Resources Corp.                             4,268               (2,837)                        1,431
Minefinders Corp. Ltd.                             5,094                   --                         5,094
Ashanti Goldfields Company Ltd.                    4,394               (1,447)                        2,947
Rift Resources Ltd.                                1,445               (1,127)                          318
Kit Resources Corp.                                1,149                   --                         1,149
Other                                                514                   --                           514
-----------------------------------------------------------------------------------------------------------
                                                 $29,469             $(15,641)                      $13,828
===========================================================================================================

(1)  Net of amortization of property options paid.

8. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the company's annual report on Form 10-K for the year ended December 31, 1996.

In accordance with Canadian GAAP, the present value of the principal amount of the capital securities issued in March 1997 is classified as debt within gold and other financings, while the present value of the future interest payments is classified as a separate component of shareholders' equity. The related issuance costs have been allocated proportionately to deferred financing charges and retained earnings based on the debt and equity classifications. Interest on the capital securities has been allocated proportionately to interest expense and deficit based on the debt and equity classifications. Under U.S. GAAP, the face value of the securities would be classified entirely as debt within gold and other financings; the related issuance costs would be classified as deferred financing charges within long-term investments and other assets and would be amortized to interest expense over the life of the securities; and the interest on the capital securities would be classified entirely as interest expense. Under U.S. GAAP, gold and other financings would be $96.0 million higher, and there would be no capital securities component of shareholders' equity; and long-term investments and other assets would be $2.9 million higher and the deficit would be $2.9 million lower at September 30, 1997.

The company previously disclosed a difference of $36.4 million between Canadian and U.S. GAAP regarding the cost of the July 1996 Santa Elina acquisition, which under U.S. GAAP would have increased mining properties and common shares by $36.4 million. Additionally, the company disclosed a difference between Canadian and

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



U.S. GAAP regarding Santa Elina due to the recognition of a deferred tax liability of $46.6 million under U.S. GAAP resulting from differences between the allocated values and the tax bases of assets acquired and liabilities assumed. Under U.S. GAAP, the recognition of deferred taxes would have increased mining properties and deferred taxes. The valuation difference of $36.4 million and a portion of the deferred tax difference ($35.5 million) have been eliminated following the $107.4 million write-down of the Santa Elina assets in the third quarter 1997 (note 7). Due to the increased basis in Santa Elina under U.S. GAAP, the third quarter 1997 write-down under U.S. GAAP would exceed the write-down of $107.4 million recognized under Canadian GAAP by $36.4 million, comprised of the original valuation difference ($36.4 million), a portion of the deferred tax difference ($35.5 million), offset by the recognition of a deferred tax benefit ($35.5 million). As a result, under U.S. GAAP, the deficit would be $36.4 million higher at September 30, 1997.

In accordance with Canadian GAAP, in the third quarter of 1997 certain share investments in exploration-oriented companies were reclassified from long-term investments to short-term investments in light of the company's intent to dispose of these assets. Correspondingly, the investments were written down to the lower of cost or market based on quoted market prices as of September 30, 1997 (note 7). Under U.S. GAAP, these investments would be marked-to-market at September 30, 1997, with unrealized gains or losses included in current earnings. Therefore, under U.S. GAAP, an additional $1.2 million unrealized gain on share investments would be recognized in earnings. As a result, short-term investments would be $1.2 million higher, and the deficit would be $1.2 million lower, at September 30, 1997.

The effects on the consolidated statement of earnings of the GAAP differences would have been as follows.

                                                 Three months ended        Nine months ended
                                                    September 30             September 30
                                                  1997         1996        1997         1996
----------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                    $(327,525)   $(42,415)   $(365,018)   $(73,174)
Write-down of Santa Elina properties, (net of
 income tax benefit of $35.5 million) (note       (36,428)         --      (36,428)         --
  7)
Mark-to-market of share investments                 1,158          --        1,158          --
Change in market value of
 foreign exchange contracts                          (246)      1,323       (3,916)      2,130
Amortization of mining properties                    (868)      1,412       (1,003)        832
Additional interest expense on capital
 securities                                        (1,492)         --       (4,131)         --

Amortization of deferred financing
 on capital securities                               (158)         --         (317)         --
----------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                        $(365,559)   $(39,680)   $(409,655)   $(70,212)
==============================================================================================
Loss per share under U.S. GAAP                  $   (2.62)   $  (0.29)   $   (2.94)   $  (0.53)
==============================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



The effects on the consolidated balance sheet of the GAAP differences would have been as follows.

                                              Long-term
                                               Foreign                     Mining      Santa Elina
                                    Canadian   Exchange      Share       Properties    Acquisition/    Capital      U.S.
September 30, 1997                    GAAP    Contracts   Investments   Amortization    Write-down   Securities     GAAP
--------------------------------------------------------------------------------------------------------------------------
Short-term investments              $ 13,828  $      --      $  1,158   $         --   $         --  $       --   $ 14,986
Long-term investments and
   other assets                        9,717         60            --             --             --       2,850     12,627
Mining properties                    139,605         --            --        (11,571)        11,117          --    139,151
Gold and other financings             57,120         --            --             --             --      95,974    153,094
Deferred income                       61,153     (5,995)           --             --             --          --     55,158
Deferred income taxes                  9,993         --            --             --         11,117          --     21,110
Common shares                        709,593         --            --             --         36,428          --    746,021
Capital securities                    95,974         --            --             --             --     (95,974)        --
Deficit                              574,247     (6,055)       (1,158)        11,571         36,428      (2,850)   612,183
Common shareholders' equity          214,422      6,055         1,158        (11,571)            --     (92,807)   117,257
--------------------------------------------------------------------------------------------------------------------------


                                                  Long-term
                                                   Foreign                    Mining
                                        Canadian   Exchange      Share      Properties    Santa Elina    U.S.
December 31, 1996                         GAAP    Contracts   Investments  Amortization   Acquisition    GAAP
---------------------------------------------------------------------------------------------------------------
Long-term investments and other assets  $ 39,701   $  9,971        $4,970  $         --       $    --  $ 54,642
Mining properties                        405,011         --            --       (10,568)       83,074   477,517
Deferred income taxes                      8,392         --            --            --        46,646    55,038
Common shares                            709,534         --            --            --        36,428   745,962
Deficit                                  201,931     (9,971)           --        10,568            --   202,528
Common shareholders' equity              492,309      9,971         4,970       (10,568)       36,428   533,110
---------------------------------------------------------------------------------------------------------------

New U.S. accounting standards regarding the determination of earnings per share have recently been issued by the Financial Accounting Standards Board (FASB). The company will initially adopt these new standards for the purpose of preparing U.S. GAAP financial information commencing with its financial statements for the year ended December 31, 1997. Adoption of the new standards, which involves restatement of earnings (loss) per share amounts for prior periods, is expected to have no material effect on the company's earnings (loss) per share amounts.

The FASB recently issued new accounting standards regarding the reporting of comprehensive income, which the company will adopt for purposes of preparing U.S. GAAP financial information for the year ended December 31, 1998. Comprehensive income is defined as non-owner changes in stockholders' equity, including net earnings (loss) for the period. The company will present all other comprehensive income items, which is currently comprised of changes in the company's foreign currency translation account, in addition to net earnings
(loss) as part of the note reconciling Canadian and U.S. GAAP information.

New Canadian and U.S. accounting standards have been issued regarding the disclosure of segment information. The company will adopt the new standards for the year ended December 31, 1998. Adoption of the new standards is expected to have no material effect on the company's segment disclosures, but may require certain

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



additional disclosures related to long-lived assets. Additionally, the company will be required to present interim segment information in years following 1998.

9.  HEDGING ACTIVITIES AND COMMITMENTS
In the first quarter of 1997 the company repurchased its 218,000 ounce gold commitment which hedged the $84.0 million bond obligation (note 4) and repurchased all of its gold and silver forward sales positions, which consisted of 654,000 ounces of gold with delivery dates ranging from 1997 to 2002 and 8.5 million ounces of silver with delivery dates ranging from 1997 to 1999. These transactions resulted in cash proceeds of $63.1 million which have been deferred and will be recognized in earnings as the formerly hedged gold and silver production is sold. The gain will be recognized in revenue as follows: $14.1 million in 1997, $14.8 million in 1998, $27.7 million in 1999 and $6.5 million in 2000 and beyond. To provide protection against a decrease in gold prices, the company has 525,000 ounces of gold put options and 225,000 ounces of gold call options outstanding and 360,000 ounces of silver put options and 2,440,000 of silver call options outstanding at September 30, 1997. Additionally, in the third and fourth quarters of 1997 the company entered into various gold and silver forward sales commitments. These commitments were as follows.

                                                                              Price of
                                                         Forward               Forward
                                                          Sales                 Sales
                                                     (ounces) (1)          (per ounce) (1)

------------------------------------------------------------------------------------------

Gold
----
Balance of 1997                                           12,500                   $389.40
1998                                                     100,000                    392.40
1999                                                     100,000                    392.40
2000                                                      50,000                    374.40
2001                                                      50,000                    374.40
2002 and beyond                                           50,000                    374.40
------------------------------------------------------------------------------------------
                                                         362,500                   $384.85
==========================================================================================
Silver
------
1998                                                   3,000,000                   $  5.35
1999                                                   1,000,000                      5.44
------------------------------------------------------------------------------------------
                                                       4,000,000                   $  5.37
==========================================================================================

(1) The company also has contingent forward sales of up to an additional 75,000 ounces of gold at $400 per ounce in each of the three years 2000 through 2002 contingent upon the spot gold price reaching various levels above $400 per ounce. The company also has contingent forward sales of up to 12,500 ounces of gold at $389 per ounce in each quarter during the years 2000 through 2007. The number of ounces in this contingent forward sale will be determined based on the spot price of gold two days before the end of the previous quarter and the quantity of gold delivered in the previous quarter. These contingent obligations have not been included above.

In the first and second quarters of 1997, the company repurchased a portion of its outstanding forward currency exchange contracts. The contracts repurchased consisted of a total commitment of C$75.6 million at an average C$ to US$1.00 exchange rate of 1.55, with purchase dates ranging from 1998 to 2000. The transactions resulted in cash proceeds of $6.0 million, which have been deferred and will be recognized as a reduction to operating costs when the hedged Canadian dollar transactions occur. The gain will be recognized as follows:
$1.9 million in 1998, $2.0 million in 1999, and $2.1 million in 2000. To provide protection against fluctuations in the exchange rate of Canadian dollars to U.S. dollars, the company entered into obligations to purchase C$79.3 million of Canadian dollars at a C$ to U.S. $1.00 exchange rate of 1.36 maturing in 1997 to 2001.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



In the second quarter of 1997, the company swapped a portion of its capital security interest obligation for a commitment to deliver 291,358 ounces of gold in March 2002 at a price of $343 per ounce of gold (note 5).

Shown below are the carrying amounts and unrealized gains or losses on the company's hedging positions at September 30, 1997 and December 31, 1996.

                                                                                            Carrying               Unrealized
                                                                                             Amount               Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------------
September 30, 1997
------------------
Gold loans (note 4)                                                                          $ 23,200                $    --
Gold swap on capital securities (note 5)                                                           --                  10,000
Off-balance sheet instruments:
 Gold forward sales                                                                                --                    (900)
 Silver forward sales                                                                              --                    (600)
 Gold options   - puts                                                                          2,200                   3,100
                - calls                                                                        (1,100)                  1,400
 Silver options - puts                                                                            200                    (100)
                - calls                                                                          (900)                   (400)
 Foreign currency contracts                                                                        --                     100
 Crude oil contracts                                                                               --                   1,400
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                     $ 14,000
=============================================================================================================================

                                                                                             Carrying              Unrealized
                                                                                              Amount               Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1996
-----------------
Gold swaps                                                                                   $ 83,800                 $ 7,100
Gold loan                                                                                      33,700                      --
Off-balance sheet instruments:
 Gold forward sales                                                                                --                  50,300
 Silver forward sales                                                                              --                   8,800
 Gold options    - puts                                                                           400                      --
                 - calls                                                                           --                      --
 Silver options  - puts                                                                         1,000                    (300)
                 - calls                                                                       (1,000)                  1,000
 Foreign currency contracts                                                                        --                  10,000
 Crude oil contracts                                                                               --                   3,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                      $79,900
=============================================================================================================================

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

10.  CONTINGENCIES

Private parties acting on behalf of the United States in a qui tam action have commenced suit in federal court against 14 mining companies, including the company. A qui tam suit is one brought by private parties seeking remedies for alleged wrong-doing to which the government is allegedly entitled but has declined to seek recovery. The complaint asserts that because of the foreign ownership of the companies, they are not entitled to locate, operate or patent mining claims on federal public lands. It seeks invalidation of all such mining claims held by the companies and recovery of triple the value of production from them, and from their allegedly

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



unlawfully patented claims. Legal counsel is unable at this early stage to predict the outcome of this action, but counsel has advised the company that it believes upon initial analysis that the complaint lacks substantial merit. The company intends to take appropriate responses and defenses.

In 1995, Summa Corporation commenced in Nevada state court a lawsuit against the company and the predecessor owner of the McCoy/Cove and Manhattan mines, in which it claimed in excess of $13 million resulting from alleged improper deductions in calculation of royalties payable over several years of production at McCoy/Cove and the former Manhattan mines. The case went to trial on April 28, 1997, and the court found for the company, holding that the company's method of calculation is correct and that it is not in breach of the agreement to pay royalties. The result is subject to appeal by Summa. The company has $2.0 million accrued related to the Summa litigation.

In 1996, the company recorded a $30.0 million provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada. The cost estimate underlying the provision was based on a preliminary evaluation of the total tons to be removed and the associated costs. During the second quarter of 1997, the plan for stabilizing the waste rock was finalized, and the plan will continue to be refined as McCoy/Cove completes the stabilization work. This plan could affect a portion of McCoy/Cove ore reserves if it is determined that the cost to remove waste rock renders the portion uneconomic. At September 30, 1997, total spending for the pit wall stabilization was $4.0 million.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1997
                                (U.S. dollars)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
For the nine months ended September 30, 1997, the company achieved revenues of $224.1 million, had net cash flows used in operating activities (before cash exploration expenses) of $1.7 million, and incurred a net loss of $365.0 million, after taking into account a provision of $309.8 million discussed below. For the year 1996, the company achieved revenues of $337.3 million and net cash flows from operating activities (before cash development and exploration expenses) of $86.5 million, and incurred a net loss of $176.7 million after taking into account provisions totaling $107.1 million related to the write-off of and provision for the Alaska-Juneau development property and the provision for the McCoy/Cove pit wall stabilization. The company expects that it will continue to incur losses in the near future, and that its return to profitability will depend on, among other things, the price of gold, the ability to bring into commercial production the projects that have been the subject of the company's exploration and development program and the profitability of production at existing and new mines.

In the third quarter of 1997, the company conducted a major review of life-of-mine plans for its four producing gold mines and a complete evaluation of the feasibility studies and other analyses for the company's portfolio of development projects, exploration properties and other assets. On completion of this work, the company assessed the carrying values of all of the company's assets in light of both short-term and long-term views of precious metals prices. As a result of the review, the company recorded a $309.8 million provision for impaired assets. The provision was comprised of $50.0 million related to the Kingking project in the Philippines, $107.4 million related to Santa Elina's activities in Brazil, $127.0 million related to operating mines including Lupin ($65.0 million), McCoy/Cove ($47.0 million) and Kettle River ($15.0 million), and $25.4 million related to certain share investments, office closure and general costs.

The cash operating costs at the company's four operating mines averaged $256 per ounce for the first nine months of 1997. Total production costs were $373 per ounce during the same period. In the current low gold price environment, the company's cost structure has significant implications for the company's liquidity and flexibility to invest funds in exploration and development. While the company continues to generate cash flow from operations at current gold prices before taking into account cash exploration and development expenses, the amount of cash flow available for acquisitions, investments, exploration and development is very limited. As a result, the company is carefully monitoring its discretionary spending, though it intends to continue to conduct exploration and development activities consistent with the more focused program described elsewhere in this Form 10-Q.

The company's existing credit facilities provide some additional liquidity. At September 30, 1997, the company had not utilized $124.8 million of the amounts committed thereunder, of which $40.9 million was actually available for borrowing in view of the credit facility covenant limitations, based on the average spot price of gold for the third quarter of 1997 of $324 per ounce. The amounts available for borrowing under the credit facilities vary with precious metals prices, among other factors. Further reductions in these prices could have the effect of reducing or eliminating the company's capacity to borrow under the credit facilities. The company believes it is currently in compliance in all respects with the covenants under the credit facility. To remain in compliance in 1998, the company may be required to seek additional external financing or reduce discretionary spending, including spending for exploration and development activities, absent a substantial improvement in gold prices.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1997
                                (U.S. dollars)




There can be no assurance that the company will be successful in attracting external financing on terms and conditions favorable to it. In the event the company is unsuccessful in accessing external financing on acceptable terms, it may be required to substantially curtail its planned exploration and development activities.

The company has refocused its exploration activities to emphasize North, Central and South America, where it has more extensive experience and where political and economic conditions are more stable. The company will reduce exploration efforts in the other parts of the world, which the company has concluded generally present greater costs and risks. The company will continue to explore selectively outside the Americas. The company's refocused program of exploration activities has a number of promising projects at varying stages of evaluation, ranging from promising initial exploration drilling to more advanced projects at or near the company's existing operations.

In August 1997, the company deferred final construction decisions on two planned gold mines, Paredones Amarillos in Mexico and Aquarius in Canada and has deferred further development of the Ulu satellite deposit pending an improvement in gold prices.

As of September 30, 1997, the company's outstanding consolidated indebtedness aggregated $57.1 million. In addition, the company expects to incur or guarantee approximately $111 million of additional indebtedness to finance the construction of the Aquarius and Paredones Amarillos mines, assuming that gold prices increase to a level that would support a construction decision. At September 30, 1997, the company had the ability to borrow an additional $40.9 million under existing bank credit facilities, and it will likely be required to incur additional indebtedness to finance construction of additional mines in the future. The existence of such financial leverage could have important consequences, including: (i) the company's operating flexibility may be limited by financial and operating covenants which limit, among other things, its ability to incur additional indebtedness, pay dividends and make certain acquisitions and investments, (ii) a significant portion of the company's operating cash flow may be needed for debt service, (iii) the company may be hindered in its ability to respond to changing conditions in its industry and
(iv) the company may be more vulnerable than some of its competitors to a downturn in economic conditions, including metals prices, affecting its business.

The profitability of the company's current operations is directly related and sensitive to the market price of gold and silver, which are currently at low levels. Gold, silver and other metal prices fluctuate widely and are affected by numerous factors beyond the company's control, including global supply and demand, expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, forward selling by producers, central bank sales and purchases, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, global or regional political, economic or financial situations and a number of other factors. If gold or silver prices should decline below the company's cash costs of production at any of its mines and remain at such levels for any sustained period, the company could determine that it is not economically feasible to continue commercial production at such mines. Although the company has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that these hedging strategies will be successful. At September 30, 1997, the company's hedge position guarantees a gold price of at least $338 per ounce on 80% of 1998 production.

The market prices of gold and silver were $369 per ounce and $4.87 per ounce, respectively, at December 31, 1996 and were $304 per ounce and $5.12 per ounce, respectively, at November 17, 1997, which are below the price at which the company has estimated its reserves. If the company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than the $375 per ounce

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1997
                                (U.S. dollars)



price used at December 31, 1996, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by the company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the company potentially could experience additional material write-downs of its investment in its mining properties. Under certain of such circumstances, the company may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1997
                                (U.S. dollars)



FINANCIAL CONDITION
Net cash flows used in operating activities amounted to $28.9 million for the first nine months of 1997 compared to net cash flows provided from operating activities of $15.2 million provided from operations in the first nine months of 1996. The 1997 results reflect significantly lower cash gold and silver prices realized ($28.2 million), decreased gold sales volume ($29.3 million); the increase in accounts receivable related to third quarter 1997 gold sales ($10.6 million) a larger increase in inventories for the first nine months of 1997 ($12.1 million) compared to the first nine months of 1996 ($5.1 million); partially offset by decreased cash exploration and development spending ($15.1 million), increased silver sales volume ($11.1 million), and timing differences.

In the first nine months of 1997, the company repaid its $84.0 million bond obligation and $28.0 million of debentures payable. Additionally, the company had gold loan repayments of $8.2 million and currency loan repayments of $7.4 million.

In the first nine months of 1997, the company received net proceeds of $96.7 million, which reflects issuance costs of $3.3 million, on the issuance of capital securities.

In the first nine months of 1997, the company received proceeds of $63.1 million related to the repurchase of its 218,000-ounce gold commitment which hedged an $84.0 million bond obligation and the repurchase of its outstanding gold and silver forward sales. In addition, the company received proceeds of $6.0 million related to the repurchase of a portion of its outstanding forward currency exchange contracts.

In the first nine months of 1997, the company invested $91.6 million in mining properties, plant and equipment primarily at operating properties ($37.5 million), at the Aquarius and Paredones Amarillos construction projects ($31.7 million), and at the Alaska-Juneau project related to closure costs ($17.0 million); and $23.3 million in long-term investments including the company's investment in Santa Elina Mines Corporation ($13.5 million) and other share investments ($7.6 million).

For the remainder of 1997, the company expects to incur $10 million in exploration expenditures; $15 million of construction costs at the Aquarius and Paredones Amarillos construction projects (see "Recent Developments - Construction Programs"); and $11 million of capital expenditures at operating properties. It is expected that the company will draw $15 to $25 million from its available credit facilities to fund these expenditures.

The company estimates that it has adequate resources and liquidity to pursue limited additional exploration and development programs:

        *  The company had $5.9 million in cash at September 30, 1997.

        * The company had $124.8 million in committed unutilized credit facilities, of which $40.9 million was actually available for borrowing in view of the covenant limitations imposed by the credit facilities, at September 30, 1997. The amounts available for borrowing under the credit facilities vary with precious metals prices, among other factors, and were determined based on a gold price of $324 per ounce. Further reductions in these prices could have the effect of reducing or eliminating the company's capacity to borrow under the credit facilities.

        * The company suspended the payment of dividends beginning in 1997. The company estimates that this will save a total of $21.0 million in 1997 and 1998, based on the company's previous practice of paying annual dividends totaling $0.075 per share.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1997
                                (U.S. dollars)



The company intends to carefully monitor its discretionary spending in view of the current low gold price environment and the cost structure at the company's operating mines, but to conduct exploration and development activities consistent with the more focused program described elsewhere in this Form 10-Q.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



FINANCIAL REVIEW
Three month results
The company reported a net loss of $327.5 million ($2.36 per share) in the third quarter of 1997, compared to a net loss of $42.4 million ($0.31 per share) in the third quarter of 1996. The increased loss in 1997 from 1996 results from the provision for impaired assets discussed at note 7 of the company's interim consolidated financial statements ($309.8 million), decreased volume of gold sales ($23.7 million), and lower gold and silver prices realized ($2.0 million); partially offset by the 1996 provision for the McCoy/Cove pit wall stabilization ($30.0 million), decreased operating costs ($7.8 million), decreased exploration and development expenses ($5.9 million), and increased volume of silver sales ($5.3 million).

Gold production decreased 19% to 177,502 ounces in the third quarter of 1997 compared to 218,043 ounces in the third quarter of 1996. Decreased production was due to in-process inventory changes and lower grades and recoveries from the mill at McCoy/Cove, partially offset by higher recoveries from the reusable leach pads at Round Mountain. Silver production increased to 3.3 million ounces in the third quarter of 1997 from 2.1 million ounces in the third quarter of 1996, primarily a result of higher mill and heap leach grades at McCoy/Cove. Quarterly revenues were $74.5 million in the third quarter of 1997 and $94.9 million in the third quarter of 1996.

Cash operating costs were $251 per ounce of gold in the third quarter of 1997, versus $243 in the third quarter of 1996, primarily due to the decreased production at McCoy/Cove. Total production costs were $365 per ounce in the third quarter of 1997, versus $356 per ounce in the third quarter of 1996.

Nine months results
The company reported a net loss of $365.0 million ($2.65 per share) in the first nine months of 1997 compared to a net loss of $73.2 million ($0.55 per share) in the first nine months of 1996. The increased loss in 1997 from 1996 reflects the provision for impaired assets ($309.8 million), decreased volume of gold ounces sold ($29.3 million), and lower gold and silver prices realized ($15.5 million); partially offset by the 1996 provision for the McCoy/Cove pit wall stabilization ($30.0 million), decreased exploration and development expenses ($21.6 million) and increased volume of silver ounces sold ($11.1 million).

Gold production decreased 6% to 551,227 ounces in the first nine months of 1997 compared to 584,890 ounces in the first nine months of 1996. Decreased production was due to lower grade and recoveries from the mill at McCoy/Cove and lower grade at Lupin; partially offset by increased recoveries on the reusable leach pads and increased tons on the dedicated leach pads at Round Mountain, increased tons on the leach pads at McCoy/Cove, and increased tons at Kettle River. Silver production increased to 7.6 million ounces in the first nine months of 1997 from 4.9 million ounces in the first nine months of 1996, primarily a result of in-process inventory changes higher mill grade and increased tons on the leach pads at McCoy/Cove. Revenues were $224.1 million in the first nine months of 1997 compared to $257.8 million in the first nine months of 1996.

Cash operating costs increased to $256 per ounce of gold in the first nine months of 1997 from $247 per ounce of gold in the first nine months of 1996 primarily due to the lower production at McCoy/Cove and Lupin. Total production costs were $373 per ounce in the first nine months of 1997 and $366 per ounce in the first nine months of 1996.

See "Operations Review" for further comments as to production and cash operating cost changes.

The term "ounce" as used in this Form 10-Q means "troy ounce."

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                   Three months ended        Nine months ended
                                                      September 30              September 30
REVENUE DATA                                       1997         1996         1997         1996
-------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                       156,862      217,686      515,098      589,759
 Average price realized/ounce                   $      380   $      390   $      366   $      393
 Average market price/ounce                     $      324   $      385   $      342   $      392
 Revenue (millions of U.S. $)                   $     59.7   $     84.9   $    188.7   $    231.5
 Percentage of total revenue                            80%          89%          84%          90%
Silver
------
 Ounces sold                                     2,893,077    1,889,247    6,752,249    4,744,444
 Average price realized/ounce                   $     5.11   $     5.29   $     5.24   $     5.53
 Average market price/ounce                     $     4.41   $     5.06   $     4.77   $     5.33
 Revenue (millions of U.S. $)                   $     14.8   $     10.0   $     35.4   $     26.3
 Percentage of total revenue                            20%          11%          16%          10%
-------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)        $     74.5   $     94.9   $    224.1   $    257.8
=================================================================================================

The effects of changes in sales prices and volume were as follows.

REVENUE VARIANCE ANALYSIS                                           Three months ended                Nine months ended
1997 vs. 1996                                                          September 30                     September 30
-----------------------------------------------------------------------------------------------------------------------------
Lower prices:
 Gold                                                                     $ (1.5)                          $(13.5)
 Silver                                                                     (0.5)                            (2.0)
Change in volume                                                           (18.4)                           (18.2)
-----------------------------------------------------------------------------------------------------------------------------
Decrease in revenue                                                       $(20.4)                          $(33.7)
=============================================================================================================================

Production Cost
Production cost data per ounce of gold is set out below.

                                                          Three months ended                        Nine months ended
PRODUCTION COSTS PER                                         September 30                              September 30
OUNCE OF GOLD PRODUCED                                 1997                 1996                1997                 1996
--------------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                   $ 248                $ 235               $ 256                $ 261
 Deferred stripping and mine
  development costs                                         4                    8                  (2)                  (9)
 Inventory movements and other                             (1)                  --                   2                   (5)
--------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                      251                  243                 256                  247
 Royalties                                                 11                   12                  10                   11
 Production taxes                                           2                    1                   2                    3
--------------------------------------------------------------------------------------------------------------------------------
Total cash costs                                          264                  256                 268                  261
 Depreciation                                              57                   58                  61                   65
 Amortization                                              34                   34                  34                   33
 Reclamation and mine closure                              10                    8                  10                    7
================================================================================================================================
Total production costs                                  $ 365                $ 356               $ 373                $ 366
================================================================================================================================

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $251 per ounce of gold in the third quarter of 1997 and $243 in the third quarter of 1996. See "Operations Review".

RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS                        Three months ended                      Nine months ended
thousands of U.S. dollars,                                        September 30                            September 30
except per ounce amounts                                    1997                1996                1997                1996
-------------------------------------------------------------------------------------------------------------------------------
Operating costs per
  financial statements                                     $ 50,242            $ 57,940            $158,005            $160,464
Change in finished goods
  inventory and other                                         6,645               1,616              14,138               1,411
Co-product cost of silver
  produced                                                  (12,334)             (6,572)            (31,029)            (17,407)
-------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                       $ 44,553            $ 52,984            $141,114            $144,468
===============================================================================================================================
Gold ounces produced                                        177,502             218,043             551,227             584,890
===============================================================================================================================
Cash operating costs per ounce                             $    251            $    243            $    256            $    247
===============================================================================================================================

Royalties decreased in the third quarter of 1997 compared to the third quarter 1996 due to decreased production levels and lower precious metals prices.

Exploration and development decreased in the third quarter of 1997 compared to the third quarter of 1996 due to a decreased scope of international exploration activities and due to the discontinuation of further development of the Alaska-Juneau property.

General and administrative expenses decreased in the third quarter of 1997 due to the July 1997 corporate office downsizing which reduced the number of Denver-based employees from 116 to 75.

Interest and other increased in the third quarter of 1997 compared to the third quarter of 1996 due to expenses related to terminations ($3.2 million); partially offset by net gains on sales of share investments and other assets, ($0.7 million), decreased relocation expense ($0.5 million), and decreased debt balances in 1997 which resulted in net interest expense of $0.5 million in the third quarter of 1997 compared to net interest expense of $1.2 million in the third quarter of 1996.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



OPERATIONS REVIEW
Operating data by mine is set out in the table below.

                                                          Three months ended                      Nine months ended
                                                             September 30                            September 30
OPERATING DATA BY MINE                                 1997                1996                1997                1996
------------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  McCoy/Cove                                            39,073              85,754             143,900             204,218
 (b)  Round Mountain (50%)                                  62,803              59,415             183,912             156,748
 (c)  Lupin                                                 42,072              41,295             121,278             129,853
 (d)  Kettle River                                          33,554              31,579             102,137              94,071
------------------------------------------------------------------------------------------------------------------------------
Total gold                                                 177,502             218,043             551,227             584,890
==============================================================================================================================

Silver production (ounces)
--------------------------
 (a)  McCoy/Cove                                         3,271,677           2,092,987           7,642,678           4,917,206
------------------------------------------------------------------------------------------------------------------------------
Total silver                                             3,271,677           2,092,987           7,642,678           4,917,206
==============================================================================================================================

Gold production decreased 19% to 177,502 ounces in the third quarter of 1997 compared to 218,043 ounces in the third quarter of 1996. Decreased production was due to in-process inventory changes and lower grades and recoveries from the mill at McCoy/Cove; partially offset by higher recoveries from the reusable leach pads at Round Mountain. Silver production increased to 3.3 million ounces in the third quarter of 1997 from 2.1 million ounces in the third quarter of 1996, primarily a result of higher mill and heap leach grades at McCoy/Cove. For the full year 1997, the gold production target is between 700,000 and 725,000 ounces and the silver production target is between 9 and 10 million ounces.

                                                          Three months ended                      Nine months ended
                                                             September 30                            September 30
OPERATING DATA BY MINE                                 1997                1996                1997                1996
------------------------------------------------------------------------------------------------------------------------------
Cash operating costs
--------------------
 (per ounce of gold)
--------------------
 (a)  McCoy/Cove                                        $ 270               $ 239               $ 291               $ 263
 (b)  Round Mountain (50%)                                212                 228                 205                 215
 (c)  Lupin                                               296                 310                 294                 287
 (d)  Kettle River                                        218                 201                 217                 196
------------------------------------------------------------------------------------------------------------------------------
Company average                                         $ 251               $ 243               $ 256               $ 247
==============================================================================================================================

Cash operating costs were $251 per ounce of gold in the third quarter of 1997, compared to $243 in the third quarter of 1996. Consolidated cash operating costs are targeted at $260 to $270 per ounce of gold produced for the full year 1997.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



(a)  McCoy/Cove, Nevada (100% owned)

                                                       Three months ended        Nine months ended
                                                          September 30              September 30
OPERATING DATA                                         1997         1996         1997         1996
-----------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                 25,564       66,256      105,706      155,397
 Heap leached                                           13,509       19,498       38,194       48,821
                                                    ----------   ----------   ----------   ----------
 Total gold                                             39,073       85,754      143,900      204,218
Silver produced (ounces):
 Milled                                              3,174,066    1,965,862    7,353,652    4,533,767
 Heap leached                                           97,611      127,125      289,026      383,439
                                                    ----------   ----------   ----------   ----------
 Total silver                                        3,271,677    2,092,987    7,642,678    4,917,206
Ore and waste mined (million tons)                        12.2         16.1         42.7         48.8
Mining cost/ton of ore and waste                    $     0.79   $     0.70   $     0.73   $     0.70
Milling cost/ton of ore                             $     9.08   $     9.60   $     9.01   $     9.76
Heap leaching cost/ton of ore                       $     1.69   $     1.35   $     1.67   $     1.64
Production cost per ounce of gold produced:
 Direct mining expense                              $      275   $      238   $      298   $      291
 Deferred stripping cost                                    (2)           6          (12)         (20)
 Inventory movements and other                              (3)          (5)           5           (8)
                                                    ----------   ----------   ----------   ----------
  Cash operating cost                                      270          239          291          263
 Royalties                                                   3            5            3            5
 Production taxes                                           --           --            1            3
                                                    ----------   ----------   ----------   ----------
  Total cash cost                                          273          244          295          271
 Depreciation                                               67           58           72           72
 Amortization                                               45           46           45           46
 Reclamation and mine closure                               10           10           10            8
                                                    ----------   ----------   ----------   ----------
  Total production costs                            $      395   $      358   $      422   $      397
                                                    ----------   ----------   ----------   ----------
Average gold-to-silver price ratio (1)                  71.7:1       76.0:1       71.6:1       74.2:1
Milled:
 Ore processed (tons/day)                                8,332       10,008        9,324        8,756
 Gold grade (ounce/ton)                                  0.065        0.080        0.063        0.097
 Silver grade (ounce/ton)                                 6.74         3.30         4.23         3.41
 Gold recovery rate (%)                                   59.9         80.4         67.1         80.9
 Silver recovery rate (%)                                 71.0         73.7         70.9         73.5
Heap leached:
 Ore processed (tons/day)                               17,567       22,393       18,576       16,570
 Gold grade (ounce/ton)                                  0.024        0.015        0.016        0.019
 Silver grade (ounce/ton)                                 0.36         0.23         0.26         0.30
 Recovery rates (2)
-----------------------------------------------------------------------------------------------------

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



At McCoy/Cove in Nevada, gold production fell and silver production rose, as expected, reflecting the planned processing of carbonaceous ores leaner in gold but richer in silver. Carbonaceous ore types are processed in a more complex milling circuit and have lower gold recovery rates. McCoy/Cove produced 39,073 ounces of gold during the third quarter of 1997 as a result, down 54% from 85,754 ounces in the third quarter of 1996. However, silver grades in carbonaceous material were significantly higher in the third quarter of 1997 than the third quarter of 1996, and silver production rose 56% to 3,271,677 ounces from 2,092,987 ounces a year ago.

The area of the open pit being mined in the fourth quarter of 1997 contains less carbonaceous material. However, based on the results of mining this material during the third quarter of 1997, McCoy/Cove now expects to produce a total of about 10% less gold and 30% more silver in 1997 than it had originally targeted at the beginning of the year. The mine's full-year 1997 production goal is between 190,000 and 200,000 ounces of gold, down from a target of between 210,000 and 220,000 ounces earlier, and between 9 and 10 million ounces of silver, up from 7 million ounces targeted originally.

Cash operating costs were $270 per ounce of gold produced in the third quarter of 1997, up 13% from $239 in the third quarter of 1996, but down 15% from $317 in the second quarter of 1997. Cost reduction programs resulted in savings of $2.9 million in the third quarter of 1997 compared to the third quarter of 1996. Significant cost savings components include a reduction in the number of employees, lower mill reagent consumption, and reductions in a number of services and supplies.

Additional mineralization has been discovered just outside the planned ultimate perimeter of the Cove open pit. This mineralization has the potential of adding to production and extending mine life at McCoy/Cove. Initial drilling results have encouraged the company to budget $800,000 to drill out this area on a grid of closely spaced holes sufficient to determine by year end 1997 whether or not this material can be classified as ore reserves. A drilling program totaling 55 drill holes is currently being completed. The extension of the deposit remains open to the south.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



(b)  Round Mountain, Nevada (50% owned)

                                                    Three months ended   Nine months ended
                                                       September 30         September 30
OPERATING DATA                                        1997      1996      1997       1996
-------------------------------------------------------------------------------------------
Gold produced (ounces):
  Reusable heap leach pad (50%)                       33,591    32,251   104,655     90,643
  Dedicated heap leach pad (50%)                      26,573    24,681    76,618     61,365
  Other (50%)                                          2,639     2,483     2,639      4,740
                                                    --------  --------  --------   --------
  Total (50%)                                         62,803    59,415   183,912    156,748
Ore and waste mined (million tons) (100%)               18.9      12.1      53.6       40.9
Mining cost/ton of ore and waste                    $   0.66  $   0.79  $   0.67   $   0.71
Heap leaching cost/ton of ore                       $   0.64  $   0.81  $   0.63   $   0.79
Production cost per ounce of gold produced:
  Direct mining expense                             $    205  $    208  $    202   $    224
  Deferred stripping cost                                  6        15         5         --
  Inventory movements and other                            1         5        (2)        (9)
                                                    --------  --------  --------   --------
  Cash operating cost                                    212       228       205        215
  Royalties                                               24        37        23         32
  Production taxes                                         7         3         4          4
                                                    --------  --------  --------   --------
     Total cash cost                                     243       268       232        251
  Depreciation                                            33        47        38         50
  Amortization                                            18        18        18         18
  Reclamation and mine closure                             7         5         7          5
                                                    --------  --------  --------   --------
     Total production cost                          $    301  $    338  $    295   $    324
                                                    --------  --------  --------   --------
Reusable heap leach pad:
  Ore processed (tons/day) (100%)                     26,185    27,224    27,145     27,823
  Grade (ounce/ton)                                    0.032     0.032     0.035      0.036
  Recovery rate (%)                                     80.9      72.5      76.2       68.1
Dedicated heap leach pad:
  Ore processed (tons/day) (100%)                    101,209   107,544   100,052     92,987
  Grade (ounce/ton)                                    0.010     0.010     0.010      0.011
  Recovery rate (1)
===========================================================================================

(1) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

The 50% owned Round Mountain mine in Nevada was the company's largest and lowest cost gold producer in the third quarter of 1997. The company's share of gold production rose to 62,803 ounces in the third quarter of 1997 from 59,415 ounces in the third quarter of 1996. Cash operating costs were reduced to $212 per ounce in the third quarter of 1997 from $228 per ounce of gold produced in the third quarter of 1996.

During the third quarter of 1997, Round Mountain approved a new mining plan that increases projected cash flow and profitability and reduces projected cash operating costs over the current mine life. The new, optimized open pit design eliminates the mining of more than 250 million tons of waste rock and low-grade, high cost material over the life of the mine, reducing the up-front waste stripping by approximately 40% and enhancing the economics significantly. Reduced waste stripping brings more ounces into production earlier and decreases cash operating costs, future capital requirements for equipment replacement, and ultimate reclamation costs.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



Reflecting the new mining plan, Round Mountain has increased its full-year 1997 production target to between 440,000 and 460,000 ounces of gold (the company's 50% share, between 220,000 and 230,000 ounces) from its earlier goal of between 380,000 and 400,000 ounces of gold (the company's 50% share, between 190,000 and 200,000 ounces).

The optimized open pit design is expected to reduce the mine's current ore reserves by approximately 1.2 million ounces of gold (the company's share, 600,000 ounces). This revision will result in mining being completed in 10 years, with ore processing continuing from stockpiles for another five years, compared with the previous plan of 14 years of mining plus seven years of stockpile processing. This life-of-mine plan is based on no more gold being discovered at Round Mountain.

In July 1997, Round Mountain produced its four millionth ounce of gold since the company became the operator. The mine had less than half that much gold in reserves --only 1.8 million ounces (100% basis)-- when the company acquired its interest in 1985. With reserves of 9.1 million ounces at year-end 1996 (100% basis), Round Mountain has twice as much gold remaining in the ground as the total amount mined in the past 12 years.

In September 1997, the mill at Round Mountain achieved full production. The mine stockpiled more than three million tons of nonoxidized material over the last two years to supplement millfeed ore mined in future quarters. Mill recoveries are currently averaging approximately 85% of the contained gold, roughly double the recovery rates that could be achieved by heap leaching these nonoxidized ores. As the open pit is gradually deepened at Round Mountain, mill production from increasing tonnages of deeper, nonoxide ores is expected to offset a reduction in heap leach production from decreasing quantities of shallower oxide tonnages mined.

Round Mountain is also expanding its exploration efforts. An in-fill drilling program will focus on upgrading material within the pit to proven and probable reserves from its current categorization as other mineralization. In addition, a program of exploration drilling is being directed at a deep target to the northwest, thought to be one of the deposit's feeder structures, the North Feeder zone. Finally, several additional exploration targets have been identified on the Round Mountain claim block, only a small portion of which has been adequately explored.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



c)  Lupin, Northwest Territories (100% owned)

                                                       Three months ended         Nine months ended
                                                          September 30               September 30
OPERATING DATA                                         1997         1996          1997          1996
-------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                  42,072       41,295      121,278       129,853
Tons of ore mined and milled                           199,861      192,449      594,966       592,836
Mining cost/ton of ore                              C   $50.82   C   $47.76   C   $46.75    C   $42.90
Milling cost/ton of ore                             C   $12.72   C   $13.28   C   $11.91    C   $12.35
Production cost per ounce of  gold produced:
 Canadian dollars:
  Direct mining expense                             C   $  382   C   $  408   C   $  389    C   $  396
  Deferred mine development cost                    C   $   28   C   $   13   C   $   17    C   $   (5)
  Inventory movements and other                     C   $   --   C   $    3   C   $   (1)   C   $    1
                                                        ------       ------       ------        ------
  Cash operating cost                               C   $  410   C   $  424   C   $  405    C   $  392
 U.S. dollars:
  Cash operating cost                               US  $  296   US  $  310   US  $  294    US  $  287
  Royalties                                                 --           --           --            --
  Production taxes                                          --           --           --            --
                                                        -------      -------      -------       -------
     Total cash cost                                       296          310          294           287
  Depreciation                                              72           71           74            68
  Amortization                                              28           18           28            18
  Reclamation and mine closure                              14            8           14             8
                                                        -------      -------      -------       -------
     Total production cost                          US  $  410   US  $  407   US  $  410    US  $  381
                                                        -------      -------      -------       -------
Milled:
 Ore processed (tons/day)                                2,196        2,115        2,179         2,172
 Ore tons milled                                       199,861      192,449      594,966       592,836
 Grade (ounce/ton)                                       0.226        0.231        0.221         0.237
 Recovery rate (%)                                        93.0         92.9         92.4          92.5
-------------------------------------------------------------------------------------------------------

The Lupin mine in the Northwest Territories produced 42,072 ounces of gold in the third quarter of 1997, compared with 41,295 ounces in the third quarter of 1996. Cash operating costs were reduced to $296 per ounce of gold produced in the third quarter of 1997 from $310 in the third quarter of 1996. Quarterly results are in line with Lupin's targeted 1997 production of between 160,000 and 170,000 ounces of gold.

Lupin has introduced new mining and blasting methods at depth, including mechanized cut-and-fill in addition to long-hole open stoping in some of the deepest levels of the mine. These changes have proved successful in reducing waste rock dilution, improving millhead ore grade and controlling costs. Reflecting this success, a revision of the mining plan is currently being finalized. The new mining plan will include the addition in early 1998 of a new winze (an internal shaft and hoist between underground levels of the mine) to further improve cost-effectiveness of mining at depth in future periods.

These improvements, in conjunction with other cost savings being put in place at the site, indicate that mining can continue economically below the 1480-meter level into mineralization previously identified but considered uneconomic. It is now believed that this deeper mineralization can extend Lupin's life by at least one additional year at current production rates. The necessary work is under way to upgrade as much of this mineralization as possible by year-end 1998 to proven and probable reserves. Therefore, there is no immediate requirement to develop the satellite Ulu deposit, located about 100 miles away, as a source of supplemental feed for the Lupin mill. Development of this deposit has accordingly been deferred.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



(d)  Kettle River, Washington  (100% owned)

                                                    Three months ended    Nine months ended
                                                       September 30         September 30
OPERATING DATA                                        1997       1996      1997       1996
--------------------------------------------------------------------------------------------
Gold produced (ounces)                                33,554     31,579   102,137     94,071
Tons of ore mined and milled                         185,137    148,406   581,446    430,256
Mining cost/ton of ore                              $  20.95   $  19.24  $  21.30   $  21.25
Milling cost/ton of ore                             $  11.18   $  12.93  $  10.50   $  12.48
Production cost per ounce of gold produced:
 Direct mining expense                              $    229   $    194  $    221   $    192
 Deferred mine development cost                           --         --        --         --
 Inventory movements and other                           (11)         7        (4)         4
                                                    --------   --------  --------   --------
  Cash operating cost                                    218        201       217        196
 Royalties                                                17          8        15          9
 Production taxes                                          2          2         2          2
                                                    --------   --------  --------   --------
  Total cash cost                                        237        211       234        207
 Depreciation                                             60         58        58         59
 Amortization                                             45         45        45         45
 Reclamation and mine closure                             12          8        12          8
                                                    --------   --------  --------   --------
  Total production cost                             $    354   $    322  $    349   $    319
                                                    --------   --------  --------   --------
Milled:
 Ore processed (tons/day)                              2,034      1,631     2,130      1,576
 Ore tons milled                                     185,137    148,406   581,446    430,256
 Grade (ounce/ton)                                     0.216      0.244     0.217      0.253
 Recovery rate (%)                                      83.8       87.1      86.1       86.3
--------------------------------------------------------------------------------------------

The Kettle River mine in Washington State produced 33,554 ounces of gold in the third quarter of 1997, compared with 31,579 ounces a year ago. Kettle River processed significantly increased tonnages during the third quarter of 1997, offsetting lower ore grades processed. The mill operated seven days a week in the third quarter of 1997, up from five days a week in the third quarter of 1996. Seven-day workweeks are scheduled to continue. Kettle River expects to meet its full-year production target of between 130,000 and 140,000 ounces of gold.

Kettle River mines a series of deposits in sequence to feed a central mill. The fifth and sixth deposits, Lamefoot and K-2, are now in concurrent production at a ratio of about 3:1. As expected, cash operating costs rose to $218 per ounce of gold produced in the third quarter of 1997 from $201 in the third quarter of 1996, reflecting the higher mining costs and lower grades of the K-2 deposit, along with the increased number of tons mined and milled.

Exploration is under way on both the northern extension of the Lamefoot deposit and a new target identified as Zone 7. In addition, K-2 remains open both to the north and to the south. Stepped-up exploration programs are now planned in each of these areas.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)

RECENT DEVELOPMENTS
During the third quarter of 1997, the company conducted a major review of life-of-mine plans for the company's four producing gold mines and performed a complete evaluation of the company's portfolio of development projects, exploration properties and other assets. In light of both short-term and long-term views of precious metals prices and the results of recently completed feasibility and engineering studies, the company assessed the recoverability of the carrying values of those assets. As a result, the company recorded a $309.8 million provision for impaired assets in the third quarter of 1997, as discussed in note 7 to the interim consolidated financial statements.

In view of the recent drop in the gold price to 12-year lows, in the third quarter of 1997 the company deferred final construction decisions on its two planned gold mines, Paredones Amarillos in Mexico and Aquarius in Canada, and deferred further development of the Ulu deposit in Canada. The deferral of final construction decisions beyond 1997 will reduce the company's 1997 capital expenditure requirements to a total of not more than $49 million from the originally planned $114 million for the two new mines.

The company has refocused its search for new gold reserves and production. The company's exploration program is now concentrated on those projects believed to represent the most promising near-term prospects in its portfolio, principally those located in the Americas where the company already has extensive gold mining infrastructure. Particular emphasis is placed on those prospects located near the company's four producing gold mines and two planned new mines, located in Canada, the United States and Mexico, where extensive processing facilities already exist or are planned.

For the first nine months of 1997, in connection with its exploration and development activities, the company charged $27.6 million against current earnings and capitalized another $61.1 million.

Highlights of these development and exploration programs are outlined below:

Development Properties
* At the 100% owned Aquarius gold mine in the Timmins gold district of Ontario, the company's 1997 capital expenditure requirements are reduced to $39 million from the originally planned $70 million. Of that, $26.4 million was spent through September 30, 1997. The remaining amount to be spent during 1997 will be devoted primarily to completion of the frozen underground barrier system. The barrier system is being constructed to block groundwater from flowing into the proposed pit. Once frozen, the underground "freeze wall" can be maintained indefinitely at a nominal cost. Underground freezing is a proven, cost-effective technology that has been used in tunneling and shaft boring for over 100 years.

* At 60% owned Paredones Amarillos, the company's share of 1997 capital expenditures will not exceed $10 million, down from $44 million planned originally. Of this, $5.3 million was spent through September 30, 1997. The remaining amount to be spent during 1997 will be devoted to detailed engineering work, permitting activities, water development and other work required to maintain the integrity of the project and enable development to proceed quickly and smoothly to construction at such time as a final construction decision is made.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



* The company's option interest in the Kingking development project required the delivery of a bankable feasibility study by October 25, 1997, or the remittance of option delay payments of $750,000 per month for the first six months and $1.0 million per month for the subsequent six months. The company is pursuing an exit strategy for the Kingking project and did not exercise its option. Following the $50.0 million write-down recorded in the third quarter of 1997, the carrying values of the Kingking assets are nil (see note 7 to the interim consolidated financial statements).

Exploration Properties
* The company is re-evaluating, re-focusing and rationalizing its entire portfolio of exploration and development projects in Brazil, all of which are controlled by the company's 58%-owned joint venture, Santa Elina Mines Corporation. In the third quarter of 1997, the company wrote down its investment in Santa Elina by $107.4 million to its estimated net realizable value (see note 7 to the interim consolidated financial statements). The company is prioritizing each of the projects in order to develop a strategy for realizing the value of these assets as quickly as possible. Pending the conclusion of this rationalization process, the company has deferred completion of the individual feasibility studies previously begun on certain of these projects. The company is continuing, however, with the ongoing exploration drilling, geological studies, metallurgical tests, and various other exploration and development work already well under way at these Santa Elina projects.

* In the third quarter of 1997 the company sold back its right to buy a future 60% interest in the Dolores gold exploration project in Mexico to Minefinders Corporation Ltd. in exchange for C$4.0 million in cash and 1.25 million common shares of Minefinders. The transaction increased the company's ownership of Minefinders to 25% of the common shares outstanding. In addition, the company was repaid for all of its direct exploration expenses at Dolores. In return, the company gave up its future right to acquire a 60% interest in the Dolores project, which would have required the company to fund all exploration costs on the property through completion of a bankable feasibility study within two years and then to pay Minefinders a minimum of $12 million in cash to purchase 60% of the proven and probable gold-equivalent ounces (as defined in the feasibility study at $20 per ounce).

* The company funded work on a number of projects in the Americas in the third quarter of 1997. Among them are three early-to-intermediate stage exploration projects in Nevada-Ratto Canyon, Bald Peak and Jessup. In Chile, the company owns 100% of the Etreus project, located near the border of Argentina, where drill rigs began drilling in October 1997.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                      For the Three and Nine Months Ended
                              September 30, 1997
                                (U.S. dollars)



CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold, silver and copper prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies, water availability or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, joint venture relationships, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in startup dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

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

Qui Tam Action
See note 10 to the interim consolidated financial statements.

Summa
See note 10 to the interim consolidated financial statements.

Other
The company also is engaged in routine litigation incidental to its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 27               Financial Data Schedule.

(b)  Reports on Form 8-K      Filed on November 6, 1997, related to the
                              provision for impaired assets and restructuring costs recorded in the third quarter of 1997.

                              Filed on November 6, 1997, related to the third quarter 1997 results.

                              ECHO BAY MINES LTD.
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ECHO BAY MINES LTD.
                                  -------------------
                                  (Registrant)



November 19, 1997
-----------------
Date



                                  /s/ Tom S. Q. Yip
                                  -----------------
                                  TOM S. Q. YIP
                                  Controller and Principal
                                  Accounting Officer