Form 10-K/A
period 1996-12-31
ECHO BAY MINES LTD
filed 1998-02-12
CIK 722080

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-K/A-1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number  1-8542
                                                ------

                              ECHO BAY MINES LTD.
            (Exact name of registrant as specified in its charter)


Incorporated under the laws of Canada                                None
-------------------------------------                        -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

Suite 1000, 6400 S. Fiddlers Green Circle
          Englewood, CO                                         80111-4957
-----------------------------------------                       ----------
(Address of principal executive offices)                        (Zip Code)


      Registrant's telephone number, including area code:  (303) 714-8600
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
  Title of each class                                      on which registered
  -------------------                                     ---------------------
Common shares, no par value                              American Stock Exchange

                              ____________________

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

                          Yes     X      No
                              ---------      ---------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting securities held by non-affiliates of the registrant at January 31, 1997.......................... U.S.$897,111,531
                                                                ----------------

Number of common shares outstanding as of January 31, 1997.......... 139,357,131
                                                                     -----------
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I
ITEMS 1 AND 2-BUSINESS AND PROPERTIES......................................... 1
   INTRODUCTION............................................................... 1
   OPERATIONS SUMMARY......................................................... 2
    Gold and Silver Production................................................ 2
    Production Costs.......................................................... 2
   RESERVES................................................................... 3
    Change in Proven and Probable Reserves.................................... 4
   OTHER MINERALIZATION....................................................... 4
   CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995........................... 6
   MCCOY/COVE................................................................. 7
    Geology and Ore Reserves.................................................. 8
    Mining and Processing..................................................... 8
   ROUND MOUNTAIN............................................................ 10
    Geology and Ore Reserves................................................. 11
    Mining and Processing.................................................... 11
   LUPIN..................................................................... 13
    Geology and Ore Reserves................................................. 14
    Mining and Processing.................................................... 14
    Supplies, Utilities and Transportation................................... 15
    Water Supply and Waste Disposal.......................................... 15
   KETTLE RIVER.............................................................. 16
    Geology and Ore Reserves................................................. 16
    Mining and Processing.................................................... 17
    Lamefoot................................................................. 17
    K-2 Project-Exploration and Development.................................. 17
   CONSTRUCTION PROGRAMS..................................................... 18
    Aquarius................................................................. 18
    Paredones Amarillos...................................................... 19
   DEVELOPMENT PROGRAMS...................................................... 21
    Kingking................................................................. 21
    Santa Elina.............................................................. 22
   EXPLORATION............................................................... 23
   ALASKA-JUNEAU............................................................. 23
   SUNNYSIDE................................................................. 24
   OTHER..................................................................... 24
    Precious Metal Sales and Hedging Activities.............................. 24
    Government Regulation and Environmental Issues........................... 25
    Employees................................................................ 30
    Executive Officers of the Registrant..................................... 31
    Insurance and Mining Risks............................................... 32
    Supplies, Utilities and Transportation................................... 32
    Waste Disposal........................................................... 32
    Royalties................................................................ 33
    History of the Company................................................... 33
   RISK FACTORS.............................................................. 33
    Mining and Processing.................................................... 33
    Uncertainty of Reserve and Other Mineralization Estimates................ 34
    Gold and Silver Price Volatility......................................... 35
    Exploration and Development.............................................. 35

    Insurance and Mining Risks............................................... 35
    Governmental Regulation.................................................. 36
    Risk of International Operations......................................... 37
    Title to Properties...................................................... 37
    Competition.............................................................. 37
    Exchange Rates........................................................... 37
   GLOSSARY.................................................................. 37
   GOLD PRICES............................................................... 41
   SILVER PRICES............................................................. 42
   EXCHANGE RATES............................................................ 42
   CONVERSION TABLE.......................................................... 42
   MINE PROCESSING........................................................... 42

 ITEM 3-LEGAL PROCEEDINGS.................................................... 45
   ALASKA-JUNEAU............................................................. 45
   SUMMA..................................................................... 45
   OTHER..................................................................... 45

                                    PART II

 ITEM 6-SELECTED FINANCIAL DATA.............................................. 46

 ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................ 48
   SUMMARY................................................................... 48
   RESULTS OF OPERATIONS..................................................... 48
   CAPITAL, EXPLORATION AND DEVELOPMENT SPENDING............................. 52
   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES...................... 52
   COMMITMENTS AND CONTINGENCIES............................................. 53

 ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 55
   INDEX TO FINANCIAL STATEMENTS............................................. 55

                                    PART IV

 SIGNATURES.................................................................. 86

                                     PART I

                     ITEMS 1 AND 2-BUSINESS AND PROPERTIES

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

                                                                                          PERCENTAGE
                                                                                           OWNERSHIP
MINE                       LOCATION                                                         INTEREST
----------------------------------------------------------------------------------------------------
McCoy/Cove                 Nevada, U.S.A.                                                       100%
Round Mountain             Nevada, U.S.A.                                                        50%
Lupin                      Nunavut Settlement Area of the Northwest Territories, Canada         100%
Kettle River               Washington, U.S.A.                                                   100%
----------------------------------------------------------------------------------------------------

In January 1997, the company decided to bring two new gold mines into production, Aquarius in Canada and Paredones Amarillos in Mexico. The company expects to begin construction on both of these mines in 1997. See "Construction Programs-Aquarius" and "-Paredones Amarillos."

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

For 1997, the company expects to produce from 700,000 to 725,000 ounces of gold and about 7.0 million ounces of silver at an average cash operating cost of $265 to $275 per ounce of gold. For a general identification of risk considerations involved in the company's business, see "Cautionary `Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995" and "Risk Factors."

OPERATIONS SUMMARY
Gold and Silver Production
--------------------------
Gold and silver production for the last three years is provided below.

GOLD PRODUCTION (OUNCES)                               1996          1995         1994
----------------------------------------------------------------------------------------
McCoy/Cove                                            271,731      310,016       359,360
Round Mountain (50%)                                  205,487      172,217       211,752
Lupin                                                 166,791      172,110       180,052
Kettle River                                          124,910      100,419        66,782
----------------------------------------------------------------------------------------

Total Gold                                            768,919      754,762       817,946
========================================================================================
Percentage increase (decrease) from prior year           1.9%        (7.7%)        (6.4%)
========================================================================================

SILVER PRODUCTION (OUNCES)                             1996          1995         1994
----------------------------------------------------------------------------------------
Total Silver-all from McCoy/Cove                    7,102,348   11,905,806    10,443,151
========================================================================================
Percentage increase (decrease) from prior year         (40.3%)       14.0%        (16.1%)
========================================================================================

Production Costs
----------------

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

Prior period per ounce costs have been restated to conform with the new standard.

PRODUCTION COSTS PER OUNCE OF GOLD PRODUCED            1996      1995      1994
-------------------------------------------------------------------------------
Direct mining expense                                 $ 262     $ 231     $ 202
  Deferred stripping and mine development costs          (9)        1         4
  Inventory movements and other                           1        (3)        3
-------------------------------------------------------------------------------
Cash operating costs                                    254       229       209
  Royalties                                              11         9        10
  Production taxes                                        3         5         7
-------------------------------------------------------------------------------
Total cash costs                                        268       243       226
  Depreciation                                           64        61        56
  Amortization                                           34        36        33
  Reclamation and closure                                 7         6         5
-------------------------------------------------------------------------------
Total production costs                                $ 373     $ 346     $ 320
===============================================================================
Percent increase from prior year                       7.8%      8.1%      1.6%
===============================================================================

CASH OPERATING COSTS PER OUNCE OF GOLD                 1996      1995      1994
-------------------------------------------------------------------------------
McCoy/Cove                                            $ 271     $ 217     $ 194
Round Mountain                                          221       195       176
Lupin                                                   299       296       274
Kettle River                                            201       230       253
-------------------------------------------------------------------------------

Company consolidated weighted average                 $ 254     $ 229     $ 209
===============================================================================

Percentage increase from prior year                   10.9%      9.6%       --%
===============================================================================

RESERVES

The following table presents ore reserves by property. These reserves were estimated by the company. A description of each mine follows the "Reserves" and "Other Mineralization" sections. See "Risk Factors" for a discussion of items which could affect the company's reserve estimates.
--------------------------------------------------------------------------------

Ore Reserves(1)
(thousands, except average grades)
(proven and probable at December 31)
                                                                                    1996           1995            1994
                                 -------------------------------------------------------     ----------      ----------
                                                  Average                      Contained      Contained       Contained
                                                    grade      Contained      ounces(the     ounces(the      ounces(the
                                                  (ounces         ounces       company's      company's       company's
                                  Tons           per ton)         (100%)          share)         share)          share)
                                 --------------------------------------------------------------------------------------
GOLD
----
PRODUCING MINES:
 McCoy/Cove                       35,379         0.033          1,183          1,183           1,526          1,870
 Round Mountain                  476,509         0.019          9,050          4,525           5,000          3,900
 Lupin                             1,576         0.281            443            443             685            727
 Kettle River                      1,987         0.186            370            370             330            388
                                                      -----------------------------------------------------------------
Total producing mines                                          11,046          6,521           7,541          6,885
                                                      -----------------------------------------------------------------
DEVELOPMENT PROPERTIES:
 Aquarius                         21,730         0.059          1,277          1,277              --             --
 Paredones Amarillos              39,954         0.032          1,292            775              --             --
 Alaska-Juneau(2)                     --            --             --             --           3,442          3,442
 Kensington(3)                        --            --             --             --              --            973
                                                      -----------------------------------------------------------------
Total development properties                                    2,569          2,052           3,442          4,415
                                                      -----------------------------------------------------------------
Total Gold                                                     13,615          8,573          10,983         11,300
                                                      =================================================================
SILVER
------
McCoy/Cove                        35,379          1.52         53,858         53,858          62,913         82,724
                                                      -----------------------------------------------------------------
Total Silver                                                   53,858         53,858          62,913         82,724
                                                      =================================================================

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

Change in Proven and Probable Reserves
--------------------------------------
The reconciliation of the change in proven and probable reserves from December 31, 1995 to December 31, 1996 is as follows.

                                                            (millions of ounces)
                                                           Gold            Silver
-------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 1995          11.0             62.9
                                                      -------------------------------

  Extensions, discoveries and adjustments
   --  McCoy/Cove                                           0.1              3.9
   --  Round Mountain                                      (0.1)              --
   --  Lupin                                               (0.1)              --
   --  Kettle River                                         0.1               --

  Development property additions
   --  Aquarius                                             1.3               --
   --  Paredones Amarillos                                  0.8               --

  Production(1)                                            (1.1)           (12.9)
                                                      -------------------------------

Change in proven and probable reserves before write
  off of Alaska-Juneau                                      1.0             (9.0)
                                                      -------------------------------

  Write off of Alaska-Juneau                               (3.4)              --
                                                      -------------------------------

Proven and probable reserves at December 31, 1996           8.6             53.9
                                                      ===============================
-------------------------------------------------------------------------------------

(1) Production represents previously modeled, in-situ ounces mined during 1996; this amount does not reflect recovery losses from heap leaching and milling.

For further information on ore reserves for specific mines, see the mines' descriptions in "Business and Properties."

OTHER MINERALIZATION
The following table presents other mineralization by property. Other mineralization for producing mines and development properties is generally estimated by the company. Chapada's other mineralization was based on estimates prepared by Santa Elina Gold Corporation in December 1994. Kingking's other mineralization was based on estimates prepared by Benguet Corporation ("Benguet") and included in its March 1994 pre-definitive feasibility study. See "Development Programs-Santa Elina" and "-Kingking." The company acquired options on these properties in 1995 and is conducting its own advanced exploration and updated feasibility studies. The company expects to prepare its own estimates of ore reserves and other mineralization on completion of this work. The company's policy is to classify such estimates of mineralized material as other mineralization until its own estimates have been completed.

---------------------------------------------------------------------------------------------------------------------------------
Other Mineralization/(1)/
(thousands, except average grades) (at December 31)
                                                                     1996                        1995                        1994
                              -------------------------------------------     -----------------------     -----------------------
                                                       Tons       Average          Tons       Average          Tons       Average
                                        Tons           (the         grade          (the         grade          (the         grade
                                       (100%      company's       (ounces     company's       (ounces     company's       (ounces
                                      basis)         share)      per ton)        share)      per ton)        share)      per ton)
                              ---------------------------------------------------------------------------------------------------
GOLD
----
PRODUCING MINES:
McCoy/Cove                             1,473          1,473         0.029         6,767         0.036         4,786         0.015
Round Mountain                       105,915         52,958         0.015        36,340         0.021        19,219         0.022
Lupin (including Ulu)                  3,365          3,365         0.310         3,640         0.300         1,703         0.265
Kettle River                             282            282         0.181         1,097         0.186         1,361         0.193
                              ---------------------------------------------------------------------------------------------------

                                     111,035         58,078         0.033        47,844         0.048        27,069         0.045
                              ---------------------------------------------------------------------------------------------------
DEVELOPMENT PROPERTIES/(2)/:
Aquarius                                  --             --            --        23,465         0.055            --            --
Paredones Amarillos                       --             --            --        16,275         0.040            --            --
Alaska-Juneau/(3)/                        --             --            --        30,086         0.052        33,865         0.046
Kensington/(4)/                           --             --            --            --            --         1,594         0.147
                              ---------------------------------------------------------------------------------------------------

                                          --             --            --        69,826         0.050        35,459         0.051
                              ---------------------------------------------------------------------------------------------------
DEVELOPMENT PROPERTIES UNDER OPTION/(2)/:
Chapada/(5)/                         113,400         56,700         0.012        56,700         0.012            --            --
Kingking/(6)/                        225,000        168,750         0.017       168,750         0.017            --            --
                              ---------------------------------------------------------------------------------------------------

                                     338,400        225,450         0.016       225,450         0.016
                              ---------------------------------------------------------------------------------------------------

Total Gold                           449,435        283,528         0.019       343,120         0.027        62,528         0.048
                              ===================================================================================================

SILVER
------
PRODUCING MINES:
McCoy/Cove                             1,473          1,473          1.36         6,767          0.65         4,786          0.50
                              ---------------------------------------------------------------------------------------------------
Total Silver                           1,473          1,473          1.36         6,767          0.65         4,786          0.50
                              ===================================================================================================

                                                       Tons                        Tons                        Tons
                                        Tons           (the        Average         (the        Average         (the       Average
                                       (100%      company's          grade    company's          grade    company's         grade
                                      basis)         share)            (%)       share)            (%)       share)           (%)
                              ---------------------------------------------------------------------------------------------------
COPPER
------
DEVELOPMENT PROPERTIES UNDER OPTION/(2)/:
Chapada/(5)/                         113,400         56,700          0.43%       56,700          0.43%           --            --
Kingking/(6)/                        225,000        168,750          0.47%      168,750          0.47%           --            --
                              ---------------------------------------------------------------------------------------------------
Total Copper                         338,400        225,450          0.46%      225,450          0.46%           --            --
                              ===================================================================================================

/(1)/ Other mineralization has not been included in the proven and probable ore reserve estimates because even though enough drilling, trenching, and/or underground work indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially minable ore bodies until further drilling, metallurgical work, and other economic and technical feasibility factors based upon such work are resolved.
/(2)/ The company's construction and production decision at its development properties is dependent on the issuance of appropriate permits and the ability of the company to obtain required financing. See "Development Programs."
/(3)/ In 1996, the company decided not to proceed with development of its Alaska-Juneau project, wrote off its entire remaining investment in the project of $57.1 million and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. Alaska-Juneau's other mineralization of 30.1 million tons at an average grade of 0.052 ounces of gold per ton was removed from the company's ore reserves as of December 31, 1996. See "Alaska-Juneau."

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

The McCoy/Cove property consists of approximately 2,560 unpatented claims covering approximately 44,989 acres of United States federal land administered by the Bureau of Land Management of the Department of the Interior. The company has completed all steps currently required under U.S. law to convert the land to patented status and has filed applications for patents. The patents have not been issued to date and are currently under audit. See "Other-Government Regulation and Environmental Issues".

The following table sets forth operating data for the McCoy/Cove operation from 1992 through 1996.

                                            1996          1995          1994          1993         1992
----------------------------------------------------------------------------------------------------------
Gold produced (ounces)                      271,731       310,016       359,360       395,608      301,512
Silver produced (ounces)                  7,102,348    11,905,806    10,443,151    12,454,338    7,921,496
Mining cost/ton of ore and waste         $     0.72   $      0.67   $      0.68   $      0.74   $     0.72
Heap leaching cost/ton of ore            $     1.68   $      2.32   $      1.09   $      1.29   $     1.31
Milling cost/ton of ore                  $     9.50   $     10.67   $     10.09   $      9.28   $    10.74
Production cost/ounce of gold produced:
  Direct mining expense                  $      286   $       206   $       191   $       187   $      257
  Deferred stripping cost                       (16)           15             6             3          (24)
  Inventory movements and other                   1            (4)         (3  )           --           (3)
                                         ----------   -----------   -----------   -----------   ----------
   Cash operating cost                          271           217           194           190          230
  Royalties                                       5             5             6             5            4
  Production taxes                                4             7             9             7            4
                                         ----------   -----------   -----------   -----------   ----------
   Total cash cost                              280           229           209           202          238
  Depreciation                                   71            53            48            41           53
  Amortization                                   46            46            43            45           47
  Reclamation                                     8             5             5             5            4
                                         ----------   -----------   -----------   -----------   ----------
   Total production costs                $      405   $       333   $       305   $       293   $      342
                                         ----------   -----------   -----------   -----------   ----------
Average gold-to-silver price ratio/(1)/        75:1          74:1          73:1          85:1         87:1
Capital expenditures (millions)          $      7.3   $       8.6   $       5.2   $       6.7   $     24.4
Deferred (applied) mining
  expenditures (millions)                $      6.0   $      (7.3)  $      (3.0)  $      (1.5)  $      9.5
Heap leached:
  Ore processed (tons/day)                   16,671        11,966        21,682        24,090       24,806
  Days of operation                             364           364           364           371          364
  Total ore processed (000 tons)              6,068         4,355         7,892         8,938        9,029
  Gold grade (ounce/ton)                      0.018         0.018         0.013         0.017        0.014
  Silver grade (ounce/ton)                     0.27          0.49          0.48          0.88         0.60
  Gold recovery rate                             (2)           (2)           (2)           (2)          (2)
  Silver recovery rate                           (2)           (2)           (2)           (2)          (2)
  Gold recovered (ounces)                    66,834        59,910        66,617       100,136       77,550
  Silver recovered (ounces)                 513,227       877,463       940,652     2,406,939    1,130,857
Milled:
  Ore processed (tons/day)                    9,031         7,275         7,307         7,708        6,794
  Days of operation                             364           364           364           371          364
  Total ore processed (000 tons)              3,287         2,648         2,660         2,860        2,473
  Gold grade (ounce/ton)                      0.086         0.113         0.140         0.113        0.110
  Silver grade (ounce/ton)                     3.14          5.27          5.29          4.62         4.55
  Gold recovery rate (%)                       79.5          82.4          80.3          90.0         83.6
  Silver recovery rate (%)                     73.5          78.8          70.1          71.0         65.0
  Gold recovered (ounces)                   204,897       250,106       292,743       295,472      223,962
  Silver recovered (ounces)               6,589,121    11,028,343     9,502,499    10,047,399    6,790,639
----------------------------------------------------------------------------------------------------------

/(1)/ To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.
/(2)/ As dedicated leach pads are used at McCoy/Cove, a gold recovery rate cannot be calculated until leaching is complete. The ultimate recovery rate for crushed ore is estimated to be about 68% for gold and 35% for silver and for run-of-mine ore, 48% for gold and 10% for silver.

Geology and Ore Reserves
------------------------
Gold deposition in the McCoy pit is associated with the intrusion of a Tertiary-age quartz diorite stock into Mesozoic sedimentary formations including quartzites, conglomerates, and limestones. Gold occurs in the Skarn Formation proximal to the intrusion and as a stockwork-type deposit in the highly fractured sediments.

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

----------------------------------------------------------------------------------------------------------------------------------
                                                          McCoy/Cove Mine
                                                         Ore Reserves/(1)/
                                                         December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                     Tonnage                      Average grade                             Content(2)
                               (000's short tons)                (ounces per ton)                         (000's ounces)
                               ------------------       ----------------------------------      ----------------------------------
                                                              Gold             Silver                 Gold             Silver
                                                        ----------------  ----------------      ----------------  ----------------
Cove Pit                                   19,895                  0.039              2.21                   767            43,965
West Contact of McCoy Pit                  10,557                  0.020                --                   208                --
Stockpiles                                  4,927                  0.042              2.01                   208             9,893
----------------------------------------------------------------------------------------------------------------------------------
Proven and Probable-1996                   35,379                  0.033              1.52                 1,183            53,858
==================================================================================================================================

Proven                                     19,660                  0.036              1.62                   712            31,861
Probable                                   15,719                  0.030              1.40                   471            21,997
----------------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1996             35,379                  0.033              1.52                 1,183            53,858
==================================================================================================================================

Total Proven and Probable-1995             47,221                  0.032              1.33                 1,526            62,913
==================================================================================================================================

/(1)/ See "Reserves" as to the estimation of proven and probable ore reserves. /(2)/ Reserves include allowances for dilution in mining but do not reflect losses in the recovery process. Recovery rates for the life-of-mine are estimated to be 72% for gold and 61% for silver.

The gold-equivalent cut-off grades are 0.006 ounce per ton for oxides and 0.034 ounce per ton for sulfides.

The prospective waste-to-ore ratio is 2.8:1.

Mining and Processing
---------------------
Ore and waste rock was mined at a rate of 174,000 tons per day in 1996, a slight increase over the 173,000 tons per day in 1995. All material requires drilling and blasting prior to excavation. The open pit mining operation employs four 23-yard hydraulic mining shovels, one 23-yard wheel loader, ten 150-ton and ten 190-ton mechanical haul trucks, and four 250-ton electric haul trucks. Gold recovery from ore occurs from a 10,000 ton per day mill and from crush and run of mine heap leaching operations.

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

In 1997, McCoy/Cove is expected to produce about 15-20% less gold compared to the 271,731 ounces produced in 1996. Silver production is expected to be about the same as the 7.1 million ounces produced in 1996. The decrease in gold production is due to the expected lower grades of gold in 1997. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

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

The mine, located 60 miles north of Tonopah in Nye County, Nevada, consists of open-pit mining operations on patented and unpatented mining claims covering approximately 24,968 acres. The company has completed all steps currently required under U.S. law to convert the minable land to patented status and has filed application for patents. The patents have not been issued to date and are currently under audit. See "Other-Government Regulation and Environmental Issues".

The following table sets forth operating data for the Round Mountain operation from 1992 through 1996. The company's share of production is 50% of the ounces shown.

                                             1996         1995        1994       1993       1992
--------------------------------------------------------------------------------------------------
Gold produced (ounces)                       410,974     344,434     423,504    374,694    370,585
Mining cost/ton of ore and waste            $   0.69    $   0.61    $   0.53   $   0.60   $   0.62
Heap leaching cost/ton of ore               $   0.80    $   0.65    $   0.66   $   0.91   $   1.54
Production cost/ounce of gold produced:
 Direct mining expense                      $    228    $    218    $    156   $    205   $    204
 Deferred stripping cost                          (2)        (23)          8         (7)         5
 Inventory movements and other                    (5)         --          12          3          4
                                            --------    --------    --------   --------   --------
  Cash operating cost                            221         195         176        201        213
 Royalties paid                                   32          31          32         26         24
 Production taxes                                  4           4           8          5          3
                                            --------    --------    --------   --------   --------
  Total cash cost                                257         230         216        232        240
 Depreciation                                     51          62          51         67         49
 Amortization                                     18          20          20         20         19
 Reclamation                                       5           5           4          4          3
                                            --------    --------    --------   --------   --------
  Total production costs                    $    331    $    317    $    291   $    323   $    311
                                            --------    --------    --------   --------   --------
Capital expenditures (millions)/(1)/        $   17.5    $   11.7    $    8.7   $    6.6   $   12.4
Deferred (applied) mining
 expenditures (millions)/(1)/               $    0.4    $    4.0    $ (1.7  )  $    1.3   $ (0.9  )
Heap leached-Reusable Pad:
 Ore processed (tons/day)                     27,737      22,490      18,980     28,329     46,562
 Days of operation                               354         354         355        361        355
 Total ore processed (000 tons)                9,819       7,961       6,738     10,227     16,530
 Grade (ounce/ton)                             0.036       0.034       0.040      0.033      0.036
 Recovery rate (%)                              66.1        70.9        78.7       69.4       58.1
 Gold recovered (ounces)                     231,420     192,052     216,710    256,784    311,701
Heap leached-Dedicated Pad:
 Ore processed (tons/day)                     87,706      66,197      54,161     39,379         --
 Days of operation                               354         354         355        361         --
 Total ore processed (000 tons)               31,048      23,434      19,227     14,216         --
 Grade (ounce/ton)                             0.011       0.012       0.014      0.014         --
 Recovery rate (%)                                (2)         (2)         (2)        (2)        --
 Gold recovered (ounces)                     167,004     138,700     173,544     62,368         --
High Grade Ore processed:/(3)/
 Gold recovered (ounces)                      12,550      12,244      33,052     53,376     52,020
Other:
 Gold recovered (ounces)                          --       1,438         198      2,166      6,864
--------------------------------------------------------------------------------------------------

/(1)/ The company's 50% share.
/(2)/ For dedicated leach pads, a gold recovery rate cannot be calculated until leaching is complete. The eventual recovery rate is estimated to be approximately 50%.
/(3)/ A high-grade occurrence was discovered April 1992. A small gravity plant was constructed to recover these ounces.

Geology and Ore Reserves
------------------------
Gold mineralization in the Round Mountain deposit is associated with Tertiary volcanism and Caldera Formation. The deposit is hosted by a thick sequence of rhyolitic ash-flow tuffs deposited on a Paleozoic and Cretaceous basement.

----------------------------------------------------------------------------------------------------------------------
                                                        Round Mountain Mine
                                                      Ore Reserves/(1)//(2)/
                                                         December 31, 1996
----------------------------------------------------------------------------------------------------------------------
                                                                                   Average grade
                                                                     Tonnage             of gold       Gold content(3)
                                                          (000's short tons)     (ounces per ton)       (000's ounces)
----------------------------------------------------------------------------------------------------------------------
Round Mountain pit                                                   326,141                0.022                7,337
Offloads and heap leach stockpiles/(4)/                              147,843                0.011                1,612
Mill stockpiles                                                        2,525                0.040                  101
----------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1996/(5)/                                  476,509                0.019                9,050
======================================================================================================================

Proven                                                               370,649                0.019                6,863
Probable                                                             105,860                0.021                2,187
----------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1996/(5)/                                  476,509                0.019                9,050
======================================================================================================================

Total Proven and Probable-1995                                       508,820                0.020               10,000
======================================================================================================================

/(1)/ The company's share is 50% of the reserves presented.
/(2)/ See "Reserves" as to the estimation of proven and probable ore reserves. /(3)/ Reserves include allowances for dilution in mining but do not reflect losses in the leaching process. The average leach recovery rate for the reusable pad in 1996 was 66.1%. The eventual recovery rate for the dedicated pad is estimated to be approximately 50%.
/(4)/ The offloads consist of approximately 106 million tons of previously crushed, leached and rinsed ore. The heap leach stockpiles consist of approximately 42 million tons of previously unprocessed ore. Sampling and metallurgical testing conducted in 1994 and 1995 confirmed that this material can be profitably processed on the dedicated leach pads.
/(5)/ Total proven and probable reserves include 1,598,000 ounces of gold of which 85% is anticipated to be recovered through a milling process. The construction of the mill began in 1996 and is expected to be completed in the third quarter of 1997.

The cut-off grades are 0.006 ounce of gold per ton for oxides and 0.010 ounce per ton for non-oxides.

The prospective waste to ore ratio of pit ore is 1.55:1.

Mining and Processing
---------------------
Ore and waste rock was mined at a rate of approximately 164,000 tons per day in 1996 compared to 170,000 tons per day in 1995. The decrease was due to the reallocation of equipment to the movement of heap leach stockpiles to the dedicated pads in 1996. All mined material requires drilling and blasting prior to excavation. The open pit mining operation employs three 28-yard electric mining shovels, and seventeen 150-ton and eleven 190-ton mechanical haul trucks.

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

In 1997, Round Mountain is expected to produce about 5% less gold compared with the 410,974 ounces (the company's share, 205,487) produced in 1996. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

LUPIN
The Lupin mine is an underground operation located 250 miles northeast of Yellowknife in the Nunavut Settlement Area of the Northwest Territories of Canada, 56 miles south of the Arctic Circle. Production began in October 1982.

The Lupin mining leases cover 16,699 acres. The principal lease was renewed for 21 years in 1992, and, provided the company has complied with its terms, is renewable for further 21 year periods subject to any applicable regulations then in effect. The lease was granted by the Department of Indian Affairs and Northern Development on behalf of the Crown and is subject to the provisions of the Territorial Lands Act and the Canada Mining Regulations. The lease is in good standing. See "Other-Government Regulation and Environmental Issues" for discussion regarding Inuit ownership interests.

In 1995, Echo Bay purchased the Ulu property, located approximately 100 miles north of Lupin, from BHP Minerals for $10 million. A 5% net smelter royalty is payable to BHP after the recovery of 675,000 ounces of gold. The Ulu property has about 1.9 million minable tons of other mineralization at average grades of
0.320 ounces of gold per ton. The deposit is open on strike and down dip. In 1996, the company began a two year $19 million exploration program to further explore and develop the deposit. Ulu ore is expected to be hauled to Lupin for processing beginning in 1998, dependent on successful permitting and development. This will allow the Lupin mill to run at approximately 2,000 tons per day for at least four years. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

The table below sets forth operating data for the Lupin mine from 1992 through 1996.

                                                1996             1995             1994             1993             1992
-----------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                       166,791          172,110          180,052          217,504          214,482
Mining cost/ton of ore                     C$  44.08        C$  44.23        C$  40.45        C$  35.54        C$  34.79
Milling cost/ton of ore                    C$  12.39        C$  12.26        C$  12.03        C$  12.27        C$  13.49
Production cost/ounce of gold  produced:
 Canadian dollars:
  Direct mining expense                    C$    411        C$    423        C$    375        C$    291        C$    288
  Deferred mine development                       (4)             (22)              (4)               5                1
  Inventory movements and other                    1                4                4               13               (3)
                                            --------         --------         --------         --------         --------
   Cash operating cost                     C$    408        C$    405        C$    375        C$    309        C$    286

 U.S. dollars:
  Cash operating cost                     US$    299       US$    296       US$    274       US$    240       US$    238
  Royalties                                       --               --               --               --               --
  Production taxes                                --               --               --               --               --
                                            --------         --------         --------         --------         --------
   Total cash cost                               299              296              274              240              238
  Depreciation                                    71               68               64               59               57
  Amortization                                    21               19               16               17               16
  Reclamation                                      8                7                6                7                6
                                            --------         --------         --------         --------         --------
  Total production costs                    $    399         $    390         $    360         $    323         $    317
                                            --------         --------         --------         --------         --------
Capital expenditures (millions US$)         $   15.7         $   14.5         $    8.5         $    4.5         $   12.8
Deferred (applied) mining
 expenditures (millions US$)                $    0.2         $    2.8         $    0.5         $   (0.9)        $   (0.3)
Milled:
 Ore processed (tons/day)                      2,111            1,986            2,241            2,297            2,043
 Days of operation                               364              364              364              371              364
 Total ore processed (000 tons)                  768              723              816              852              744
 Grade (ounce/ton)                             0.235            0.258            0.238            0.272            0.308
 Recovery rate (%)                              92.5             92.5             92.9             93.7             93.5
-----------------------------------------------------------------------------------------------------------------------------

Geology and Ore Reserves
------------------------
Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age. Gold is associated with pyrrhotite, arsenopyrite and quartz.

----------------------------------------------------------------------------------------------------------------------
                                                            Lupin Mine
                                                         Ore Reserves/(1)/
                                                         December 31, 1996
----------------------------------------------------------------------------------------------------------------------
                                                                                    Average grade
                                                                     Tonnage              of gold    Gold content/(2)/
                                                          (000's short tons)     (ounces per ton)       (000's ounces)
----------------------------------------------------------------------------------------------------------------------
Center Zone                                                            1,008                0.292                  294
East Zone                                                                 78                0.337                   26
West Zone                                                                490                0.252                  123
----------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1996                                         1,576                0.281                  443
======================================================================================================================

Proven                                                                 1,450                0.280                  406
Probable                                                                 126                0.292                   37
----------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1996                                         1,576                0.281                  443
======================================================================================================================

Total Proven and Probable-1995                                         2,445                0.280                  685
======================================================================================================================

/(1)/ See "Reserves" as to the estimation of proven and probable ore reserves. /(2)/ Reserves do not reflect losses in the milling process but do include allowance for dilution of ore in the mining process. The mining recovery factor was estimated at 85%. The average mill recovery rate in 1996 was 92.5%.

The cut-off grade is 0.161 ounce of gold per ton at the upper levels of the mine and 0.225 ounce of gold per ton at the lower levels of the mine.

Mining and Processing
---------------------
Access to the Lupin underground mine, removal of ore and waste, and movement of personnel within the mine, is by a shaft developed to a depth of 3,970 feet and by a ramp driven to a depth of 4,260 feet.

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

The company expects to operate the mill at 2,000 tons per day during 1997, compared to 2,111 tons per day in 1996. In 1997, Lupin is expected to produce about the same amount of gold as the 166,791 ounces produced in 1996. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

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

Supplies, Utilities and Transportation
--------------------------------------
The Lupin mine and mill facilities are in a remote location in the sub-Arctic region of Canada which requires the company to respond to certain unusual conditions. At the mine, the company maintains supplies of spare parts and other materials, including fuel, and standby systems of piping and pumping in excess of what would be required at less remote locations.

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

Water Supply and Waste Disposal
-------------------------------
Water for mining, milling and domestic use is obtained on site by pumping from Contwoyto Lake. Tailings from the mill are pumped into a tailings pond or pumped underground as part of the paste-backfill. In 1996, approximately 38% of tailings were placed underground as paste-backfill. Water from the tailings pond is processed through a water treatment plant and monitored for compliance with Northwest Territories' standards prior to discharge. The company's water license, which is renewable on application, expires May 31, 2000.

KETTLE RIVER
The Kettle River properties are located in Ferry County in the State of Washington and cover approximately 13,665 acres through patented and unpatented mining claims and fee lands.

The following table sets forth operating data for the Kettle River operation from 1992 through 1996.

                                                   1996            1995            1994            1993            1992
-------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces) (100%)                     124,910         100,419           66,782          73,431         89,849
Gold produced (ounces) (the  company's
 share)/(1)/                                      124,910         100,419           66,782          73,431         62,894
Mining cost/ton of ore                           $  21.12       $   22.60         $  11.06        $  16.12       $  21.77
Milling cost/ton of ore                          $  11.96       $   12.76         $  13.54        $  12.80       $  12.66
Production cost/ounce of gold produced:
 Direct mining expense                           $    190       $     237         $    225        $    281       $    296
 Deferred mine development                             --              --               --              --              6
 Inventory movements and other                         11              (7)              28              (6)           (15)
                                                 --------       ---------         --------        --------       --------
    Cash operating cost                               201             230              253             275            287
 Royalties                                             10               8                5              10              1
 Production taxes                                       2               2                2               2              2
                                                 --------       ---------         --------        --------       --------
  Total cash cost                                     213             240              260             287            290
 Depreciation                                          59              74               95              76             79
 Amortization                                          45              45               45              53            156
 Reclamation                                            8               7                6               2              7
                                                 --------       ---------         --------        --------       --------
  Total production costs                         $    325       $     366         $    406        $    418       $    532
                                                 --------       ---------         --------        --------       --------
Capital expenditures (millions) (the
 company's share)                                $    8.8       $     9.5         $   10.0        $    7.9       $    7.4
Deferred (applied) mining expenditures
 (millions)                                      $    --        $     --          $    --         $    --        $     --
Milled:
 Ore processed (tons/day)                           1,652           1,504            1,438           1,551          1,805
 Days of operation                                    364             364              364             371            364
 Total ore processed (000 tons)                       601             548              523             575            657
 Grade (ounce/ton)                                  0.240           0.212            0.149           0.146          0.155
 Recovery rate (%)                                   86.5            86.6             85.6            87.7           87.9
-------------------------------------------------------------------------------------------------------------------------

/(1)/ The Kettle River Joint Venture was terminated on December 24, 1992 upon the withdrawal of Crown Resources Corporation (the company's 30% joint venture partner). The company has owned 100% of the Kettle River operations since that date.

Geology and Ore Reserves
------------------------
Ore reserves at Kettle River exist at the Lamefoot and K-2 deposits. At Lamefoot, gold occurs near the contact between Permian age siliciclastic and carbonate rocks and is associated with silicification, magnetite, hematite, pyrrhotite and pyrite. At K-2, gold is contained in steeply dipping quartz carbonate veins hosted by Eocene age volcanic rocks.

----------------------------------------------------------------------------------------------------------------------
                                                           Kettle River
                                                         Ore Reserves/(1)/
                                                         December 31, 1996
----------------------------------------------------------------------------------------------------------------------
                                                                                    Average grade
                                                              Tonnage (000's              of gold    Gold content/(2)/
                                                                 short tons)     (ounces per ton)       (000's ounces)
----------------------------------------------------------------------------------------------------------------------

Lamefoot                                                               1,246                0.185                  231
K-2                                                                      741                0.188                  139
----------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1996                                         1,987                0.186                  370
======================================================================================================================

Proven                                                                 1,291                0.189                  244
Probable                                                                 696                0.181                  126
----------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1996                                         1,987                0.186                  370
======================================================================================================================

Total Proven and Probable-1995                                         1,602                0.206                  330
======================================================================================================================

/(1)/ See "Reserves" as to the estimation of proven and probable ore reserves. /(2)/ Reserves do not reflect losses in the milling process but do include allowance for dilution in the mining process. The average mill recovery rate of gold in 1996 was 86.5%.

Cut-off grades are 0.102 ounce of gold per ton at Lamefoot and 0.140 ounce of gold per ton at K-2.

Mining and Processing
---------------------
At Kettle River, a series of deposits are mined to feed a central mill. Ore milled in 1996 came principally from Lamefoot, although some development ore from K-2 and some stockpiled ore from Overlook was also milled. Lamefoot commenced production in December 1994 and Overlook operated until October 1995 when it closed, as planned, due to depletion of the minable reserve.

Ore from all sources is trucked to the Kettle River mill where the recovered gold is cast into dore bars prior to shipping off site.

In 1997, Kettle River is expected to produce about 5-10% more gold compared to the 124,910 ounces produced in 1996. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

Lamefoot
--------
Development of the Lamefoot project began during 1992 when the portal was collared. By December 1994, 17,500 feet of drifting was complete. Lamefoot achieved full production in June 1995, at a rate of 1,500 tons per day. Longhole open stoping is utilized as the mining method, with delayed backfill. Zones with ore widths of 50 feet utilize cemented backfill in primary stopes and unconsolidated fill in secondary stopes. Zones under 50 feet in width are filled with unconsolidated fill. Ore is removed from the stopes using remote control muckers and hauled to the surface using 26-ton haul trucks. Total Lamefoot ore production in 1996 was 546,317 tons. Ore production for 1997 is expected to be 546,000 tons.

K-2 Project-Exploration and Development
---------------------------------------
In December 1994, surface excavation for building construction and portal clearing commenced at K-2. The portal was collared in March 1995 and a total of 10,629 feet of development was completed by the end of 1996. Stope development began in the fourth quarter of 1996 and production commenced in January 1997. The mining method is similar to Lamefoot, longhole open stoping, but due to the narrow widths, cemented fill is required in the South zone. Ore production for 1997 is expected to be 192,000 tons.

CONSTRUCTION PROGRAMS
Aquarius
--------
The company owns 100% of the Aquarius project which is located in the Macklem Township 40 kilometers east of Timmins, Ontario, Canada. The City of Timmins is centrally located in northeastern Ontario on Highway 101 approximately 700 kilometers, by road, northwest of Toronto. All-weather primary highways connect with Thunder Bay to the west and North Bay, Sudbury and Toronto to the south. A new one kilometer access road from the highway to the process plant area will be constructed to the west of the existing access road.

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

The company will build a frozen earth barrier around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. The circumference of the freeze curtain will be 12,000 ft (2.25 miles or 3.66 km). Current plans include 494,000 linear feet of drilling in 1,900 holes spaced
6.3 feet apart. This will allow an adequate distance between the holes to provide a solid barrier, and it will allow the holes to penetrate the bedrock which has little water flow. The process is a proven technology used successfully in construction and underground mining for over 100 years. The process involves circulating a brine solution, that is cooled with refrigeration units, through the holes which will remove the heat from surrounding material and allow it to freeze. The company expects that it will take approximately four months for this process to entirely freeze the wall to prevent water from leaking through the glacial overburden.

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

The average annual production rate is expected to be 166,000 ounces. Average cash operating costs are expected to be $218 per ounce, depreciation and amortization is expected to be $94 per ounce and reclamation is expected to be $4 per ounce for a total production cost of $316 per ounce. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

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

Paredones Amarillos
-------------------
The company owns 60% of the Paredones Amarillos project, located in the Mexican state of Baja California Sur, 65 kilometers southeast of the state capital La Paz which has a population of 140,000. The remaining 40% of the project is owned by subsidiaries of Viceroy Resource Corporation ("Viceroy"). The moderate, semi-arid climate provides an attractive environment for operations. Steep hills with elevations ranging between 300 meters and 800 meters above sea level characterize the terrain. The project covers an area of 12,757 hectares held through 16 mining concessions controlled by the joint venture. Thirteen of the concessions have been approved for exploration, two for exploitation and one is pending. All relevant duties, fees and taxes for these concessions have been paid, as required by law. The concessions provide the legal right to the joint venture to proceed with mining activities.

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

The mine is expected to produce an average of 128,000 ounces of gold per year (the company's share, 77,000 ounces). Average cash operating costs are expected to be $223 per ounce, depreciation and amortization is expected to be $108 per ounce and reclamation is expected to be $7 per ounce for a total production cost of $338 per ounce. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995."

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

DEVELOPMENT PROGRAMS
Kingking
--------
During 1995, the company and TVI Pacific Inc. ("TVI") formed alliances with Filipino corporations to create Kingking Mines Inc. ("KMI"), a corporation under the laws of the Republic of the Philippines. KMI has signed an option agreement to acquire a 100% interest in the Kingking project after completion of a bankable feasibility study and a $67.0 million payment in 1998. A contingent payment of up to $18.0 million also would be payable if there were a significant increase in mineralization at Kingking.

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

Santa Elina
-----------
On July 16, 1996, the company completed a series of transactions with Santa Elina Gold Corporation ("Santa Elina") and Sercor Ltd. ("Sercor", a private company that owned 67% of Santa Elina). The transactions enabled the company to increase its ownership of the outstanding common shares of Santa Elina from 7% to 50% by issuing 8,830,915 common shares. The company increased its ownership of Santa Elina to 51% through additional share purchases totaling $7.0 million ($6.0 million in the fourth quarter of 1996 and $1.0 million in the first quarter of 1997). See note 3 to the company's consolidated financial statements.

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

Exploration properties
Santa Elina owns 83% (the company's share, 42.3%) of Sao Francisco, a gold target located near the border between Brazil and Bolivia. During late 1996 and early 1997, four drill rigs have been working to better define the mineralization. Initial metallurgical testing indicates good gold recoveries from heap leaching. This information will be incorporated into an initial feasibility study that is scheduled for completion in late 1997.

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

Santa Elina expects to complete a detailed feasibility study on heap leaching at the Sao Vicente mine in early 1997. Santa Elina also will evaluate a higher grade underground target in 1997. This property's existing operations were temporarily suspended in January 1997 and the mine will be reopened only if the new study shows that the mine can be operated profitably.

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

OTHER
Precious Metal Sales and Hedging Activities
-------------------------------------------
The company's dore bars are further refined by third parties before they are sold as gold or silver bullion. The refined gold and silver is sold to banks or precious metal dealers.

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

Government Regulation and Environmental Issues
----------------------------------------------
Canada
The mining industry in the Northwest Territories operates under Canadian federal and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labor standards, mine safety and other matters. The company believes its Canadian operations are operating in substantial compliance with such legislation. The operation of the Lupin mine is subject to substantial regulation by government authorities, which is in many instances discretionary.

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

Various types of dust control, revegetation and similar reclamation-related measures are generally required for the company's Nevada operations under specific state air or water quality and mine reclamation rules and permits. The Bureau of Land Management ("BLM") and Forest Service permits and Plans of Operations for the company's Nevada operations also contain some reclamation-related requirements. The Kettle River project is similarly subject to requirements for reclamation of disturbed surface areas by agreement with the State of Washington. The company believes its operations are in substantial compliance with these reclamation requirements.

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

Brazil
Under Brazil's federal constitution, mineral resources are the property of the Brazilian Federation and, accordingly, they can only be explored through an official permit granted by the federal government. Mining activity is regulated by the Departamento Nacional de Producao Mineral ("DNPM"). In general, few restrictions exist on foreign investments in the mining industry in Brazil.

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

Employees
---------
At December 31, 1996, the company employed 2,281 persons excluding temporary employees directly involved in short-term programs, broken down as follows.

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

Executive Officers of the Registrant
------------------------------------
The executive officers of the company are listed below.

                                                 Position with the company and business experience within the
Name                                    Age      last five years
------------------------------------------------------------------------------------------------------------------

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
                                                 March 1996; Manager, Strategic Development of BHP Minerals from
                                                 July 1995 to March 1996; Vice President, Operations of a
                                                 subsidiary of BHP Minerals (Chile) from May 1993 to July 1995;
                                                 Executive Vice President, Minerals Marketing of BHP Minerals
                                                 (Japan) from March 1992 to May 1993; prior thereto General
                                                 Manager, Groote Eylandt Mining Company (Australia)
------------------------------------------------------------------------------------------------------------------

Insurance and Mining Risks
--------------------------
The company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability insurance of a total of $50 million per occurrence, which is available to all operations. The company carries special liability policies applicable to aircraft and motor vehicles. It is also insured against dishonesty and gold and silver bullion thefts, as well as losses of goods in transit. The property damage and boiler and machinery insurance policies include coverage for business interruption, resulting from an insured loss, subject to a five day waiting period and a maximum indemnification period of one year.

Risks not insured against include mine cave-ins, mine floodings and other uninsurable underground hazards, and most types of environmental pollution against which the company cannot insure or against which it has elected not to insure.

The company believes that it has taken adequate precautions to minimize the risk of environmental pollution. However, with respect to certain mines, there is some risk that cyanide may escape from leach pads or tailings dams in sufficient quantities to cause water or surface pollution and there is some risk of environmental impairment liability under environmental laws. See "Government Regulation and Environmental Issues."

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

Supplies, Utilities and Transportation
--------------------------------------
The principal supplies needed for the operation of the company's mines are explosives, diesel fuel, chemical reagents (including cyanide, lime, sulfur dioxide, sodium hydroxide and zinc dust), cement, equipment parts and lubricants.

Power is supplied to the company's mines by power companies or by diesel generators. Each mine has access to adequate water.

Each of the U.S. mines has good road access by either paved or gravel roads from state highways.

See also "Lupin-Supplies, Utilities and Transportation."

Waste Disposal
--------------

Heap leaching is done with a weak cyanide solution held within a closed circuit, which includes the leach pads and surface holding ponds. Leached ore from the reusable pad at Round Mountain is washed and deposited adjacent to the mine site. Where dedicated pads are used, the leached ore remains on the pads. Mill processing may use a cyanide leaching solution, which is contained within the mills' processing circuits. See "Government Regulation and Environmental Issues."

See also "Lupin-Water Supply and Waste Disposal."

Royalties
---------
Production from the company's mines is subject to certain royalties. These are described in note 16 to the company's consolidated financial statements.

History of the Company
----------------------
The company was incorporated in Canada in 1964. Between 1964 and 1982, the company developed and operated several silver mines near Port Radium in the Northwest Territories of Canada and produced 35.5 million ounces of silver. These silver reserves were mined out in 1982.

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

RISK FACTORS
Mining and Processing
---------------------
The company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

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

Uncertainty of Reserve and Other Mineralization Estimates
---------------------------------------------------------
There are numerous uncertainties inherent in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the company. The estimation of reserves and other mineralization involves subjective judgments about many relevant factors, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Assumptions about prices are subject to great uncertainty and gold and silver prices have fluctuated widely in recent years. See "Gold and Silver Price Volatility." No assurance can be given that the volume and grade of reserves mined and processed and recovery rates will not be less than anticipated. Declines in the market price of gold and related precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization uneconomic to exploit. If the price realized by the company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the company potentially could experience reductions in reserves and asset write-downs. Under certain such circumstances, the company may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

Gold and Silver Price Volatility
--------------------------------
The profitability of the company's current operations is directly related and sensitive to the market price of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the company's control, including expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, forward selling by producers, central bank sales and purchases of gold and silver, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, global or regional political, economic or financial situations and a number of other factors. See "Gold Prices" and "Silver Prices."

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

Exploration and Development
---------------------------
Exploration for gold and related precious metals is highly speculative in nature, involves many risks and frequently is unsuccessful. There can be no assurance that the company's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the company's proven or probable reserves. If proven or probable reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the company's exploration programs will result in the replacement of current production with new reserves or that the company's development program will be able to extend the life of the company's existing mines. In the event that new reserves are not developed, the company will not be able to sustain its current level of gold or silver production beyond the life of its existing reserves.

Insurance and Mining Risks
--------------------------
The business of gold and silver mining is generally subject to a number of risks and hazards, including environmental conditions, industrial accidents, labor disputes, encountering unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage to a joint venture's properties or the properties of others, delays in mining, monetary losses and possible legal liability. The company maintains insurance against certain risks that are typical in the gold mining industry and in amounts that the company believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the company or to other companies within the industry on acceptable terms. See "Insurance and Mining Risks."


Governmental Regulation
-----------------------

The company's mining operations and exploration activities are subject to extensive foreign or U.S. federal, state and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection and remediation of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances and other matters. See "Other-Governmental
Regulation and Environmental Issues." The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the company's mines and other facilities in compliance with such laws and regulations is significant. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the company would not proceed with the development or operation of a mine.

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

In past sessions of the United States Congress, both the House of Representatives and Senate have considered legislation that seeks to reform the General Mining Law of 1872, as amended (the "Mining Law"), which governs the location and maintenance of unpatented mining claims and related activities on federal lands. As part of the most recent budget reconciliation process, each of the Senate and the House of Representatives passed separate legislation that sought to reform the Mining Law, although such legislation was not enacted into law. The company anticipates that if Congress were to enact legislation modifying the Mining Law, such legislation may impose a royalty on production of minerals from unpatented mining claims, and could contain new requirements for mined land reclamation and other environmental control measures. The extent to which any such new legislation would affect existing unpatented mining claims or mining operations thereon is unclear at this time. Any reform of the Mining Law based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the company and its results of operations. Until such time, if any, as new reform legislation is enacted, the ultimate effects and costs of compliance on the company cannot be estimated. See "Other-Governmental Regulation and Environmental Issues."

Risk of International Operations
--------------------------------
In certain countries in which the company has assets and operations, such assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war or civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, in the event of a dispute arising from foreign operations, the company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada. The company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. It is not possible for the company to accurately predict such developments or changes in law or policy or to what extent any such developments or changes may have a material adverse effect on the company's operations.

Title to Properties
-------------------
Certain of the company's United States mineral rights consist of unpatented lode mining claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and may be either lode claims or placer claims depending upon the nature of the deposit within the claim. In addition, unpatented millsite claims, which may be used for processing operations or other activities ancillary to mining operations, may be located on federal public lands that are non-mineral in character. Unpatented mining claims and millsites are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. The Mining Law includes provisions for obtaining a patent, which is essentially equivalent to fee title, for an unpatented mining claim upon compliance with certain statutory requirements (including the discovery of a valuable mineral deposit).

Competition
-----------
The company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing precious metals. As a result of this competition, some of which is with companies with greater financial resources than the company, the company may be unable to acquire attractive mining properties on terms it considers acceptable. The company also competes with other mining companies for skilled mine workers. Such competition may result in higher turnover and greater labor costs for the company. See "Employees."

Exchange Rates
--------------
The profitability of the company's Canadian operations is affected by fluctuations in the Canadian dollar exchange rate for U.S. dollars. See "Exchange Rates."

The profitability of the company's Paredones Amarillos project in Mexico will be affected by fluctuations in the Mexican peso exchange rate for U.S. dollars. The company used an exchange rate of 7.5 Mexican pesos to one U.S. dollar in its feasibility study. See "Construction Programs-Paredones Amarillos."

GLOSSARY
The following terms are described to aid in understanding the company's Form 10-
K. Geological terms are not generally included.

ADIT-A tunnel driven horizontally into the side of the mountain or hill to gain access to mineralization for exploration or mining.

ASSAY-A chemical test performed on a sample of ore, mineral or rock to determine the mineralized content.

CALL OPTION-An option contract that gives the holder the right, but not the obligation, to buy a specific commodity for a limited time period at a fixed price.

CONCENTRATE-A metal-rich product from a mineral separation process such as flotation. The metals are "concentrated" from ore and the remainder is discarded as neutralized tailings. The contained metals are recovered from the concentrates either by leaching or by smelting.

CONTANGO-The premium paid over spot prices on a forward contract. The contango is based on the difference between the cost of leasing gold and current money interest rates.

DILUTION-The unwanted but unavoidable inclusion of some barren or low-grade rock along with the ore being mined. This lowers the grade of the mined material.

DORE-An unrefined bar of bullion containing an alloy of gold, silver and impurities. The company ships dore bars to refiners for further processing, then sells them to precious metal dealers, mainly banks and their affiliates.

DRIFT-An underground horizontal passage providing access to a mineralized area.

DRILLING
Blasthole Drilling-The drilling of holes in rock to insert with an explosive charge. The drill holes are usually about 10-25 feet apart. The ensuing synchronized blast will break up the rock so it can be dug out.

Diamond (or Core) Drilling-Drilling with a hollow diamond-studded bit to cut out a solid rock core. A column of rock is extracted from inside the drill rod for geological examination and assay.

In-Fill Drilling-Drilling between widely spaced holes (typically up to 200 feet apart) to establish or upgrade the ore reserve classification.

Rotary Drilling-Drilling with a bit that breaks the rock into chips. The chips are continually flushed from the hole (outside the drill pipe) and are collected in sequence for geological examination and assay.

Reverse-Circulation Drilling-A type of Rotary Drilling that uses a double-walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit, and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

Step-Out Drilling-Drilling at widely spaced intervals (typically in increments of 300 feet) outward from known deposits to test for extensions of mineralization.

EXERCISE (OR STRIKE) PRICE-The price at which the underlying commodity or security can be bought, sold, or settled on exercise of the option contract. In the case of a call option, the exercise price is the price at which the buyer of the option has the right to purchase the underlying commodity or security. In the case of a put option, the exercise price is the price at which the buyer of the option has the right to sell the underlying commodity or security.

EXPLORATION-Exploration can be divided into three basic categories:

Grassroots Exploration-Exploration for ore in an area that has the correct geologic setting, although no ore may have been found yet in that precise location.

Headframe Exploration-Exploration for a separate ore body "within sight of the headframe" of an existing mine.

Definition Exploration-Exploration that defines an ore body, or searches for extensions to it, once it has been discovered.

FEASIBILITY STUDIES-Determinations of the economic feasibility of mining a deposit, based on progressively greater levels of information.

Initial Feasibility (Level 1)-A preliminary estimate of what the economic parameters of mining a deposit are likely to be, based on a particular mining plan, process flow sheet, facility design, infrastructure, and estimated capital and operating costs. A Level 1 estimate usually describes an installation that might be built. The deposit is classified as other mineralization.

Detailed/Optimized Feasibility (Level 2)-A refinement and reassessment of the initial study, based on extensive additional information, detailed engineering, and optimization work. This provides a level of confidence such that a decision to build the project can be made. A Level 2 estimate generally describes an installation that probably will be built, rather than an installation which is conceptual only. The deposit is now classified as ore reserves.

Definitive Feasibility (Level 3)-Yet a further increase in the level of engineering and other detailed work. The designs and estimates provided in the Level 3 estimate are for the installation that will be built with minimal modifications. The company would not normally proceed to this level of detail before making a construction decision unless it were to be required for stand-alone project financing.

FLOTATION-A process for concentrating minerals based on the selective adhesion of certain minerals to air bubbles in a mixture of water and ground-up ore. When the right chemicals are added to a frothy water bath of ore that has been ground to the consistency of talcum powder, the minerals will float to the surface. The metal-rich flotation concentrate is then skimmed off the surface.

FORWARD CONTRACT-A legal agreement to buy or sell a commodity at a specific price on a future date.

GOLD LOAN-A low interest cost method of debt financing that also acts to hedge future selling prices. A gold producer borrows gold bullion from a bank or dealer and sells it on the spot market, thereby establishing the sales price for the quantity of gold borrowed. The producer replaces the borrowed gold from its future production according to an agreed upon schedule. A gold loan allows the producer to receive the proceeds from the sale of the borrowed gold immediately, rather than as the metal is produced.

GRADE-The metal content of ore. With precious metals, grade is expressed as troy ounces per ton of ore.
Cut-off Grade--The minimum grade of ore that can be mined and processed economically.

HEAP LEACHING-A low-cost leaching process in which ore is placed in a large heap on an impermeable pad. The solvent, a weak cyanide solution, is dripped or sprinkled over the heap and collected at the bottom after percolating through the ore and dissolving the metals. See the illustration in "Mine Processing."

LEACHING-The extraction of a soluble metallic compound from ore by dissolving the metals in a solvent. See also Heap Leaching.

LEACH CYCLE-The average amount of time that ore is leached.

LEACH PAD-A large, impermeable foundation or pad used as a base for ore during heap leaching. The pad prevents the leach solution from escaping out of the circuit.

Dedicated Pad-A Leach Pad which is constructed to permanently accommodate one ore heap. The pad forms the tailings pile when economic recovery has been reached and the pad neutralized.

Reusable Pad-A pad where ore is loaded and then unloaded at the end of each Leach Cycle. The pad, made of durable materials, can be reused continually.

MILL-A plant where ore is ground, usually to fine powder, and the metals are extracted by physical and/or chemical processes. See the illustration in "Mine Processing."

MINERALIZATION-Mineral-bearing rock. In this report, mineralization generally refers to the presence of gold and silver established by widely spaced drilling. It is referred to as "other mineralization" to distinguish it from "proven and probable reserves." See Ore Reserves.

ORE BODY-A mineral deposit that can be mined at a profit under existing economic conditions.

ORE PASS-A vertical or steeply inclined raise used to move ore by gravity to the mine level where it will be crushed and hoisted to surface.

ORE RESERVES-The tonnage and grade of an economically and legally extractable ore body. The company's reserves are minable reserves and do not reflect losses in the recovery process. They include allowance for dilution of ore in the mining process. Securities regulations in both Canada and the U.S. set strict requirements for proven and probable ore reserves.

Proven Ore Reserves-"Proven ore" or "measured ore" means that material for which tonnage is computed from dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of adequate sampling, and for which sites for inspection, sampling and measurement are so spaced and the geological character so well defined that the size, shape and mineral content are established, and for which the computed tonnage and grade are judged to be accurate within limits which shall be stated and for which it shall be stated whether the tonnage and grade of proven ore or measured ore are "in-situ" or extractable, with dilution factors shown, and reasons for the use of these dilution factors clearly explained.

Probable Ore Reserves-"Probable ore" or "indicated ore" means that material for which tonnage and grade are computed partly from specific measurements, samples or production data, and partly from projection for a reasonable distance on geological evidence, and for which the sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to outline the material completely or to establish its grade throughout.

The Canadian and U.S. regulations are presented in "Reserves."

OTHER MINERALIZATION-See Mineralization.

OUNCE-Throughout this report, the terms "ounce" and "milliounce" are used as abbreviations for the troy ounce measure of weight. The troy ounce has been used exclusively as a previous metals measurement, probably since the 16th century.

           One troy ounce  =   1.097 avoirdupois ounces
                           =   31.103 grams
           One milliounce  =   0.001 ounce

PUT OPTION-An option contract that gives the holder the right, but not the obligation, to sell a specific commodity for a limited time period at a fixed price.

RAMP-An underground tunnel providing access for exploration or the movement of materials and equipment between mine levels.

RECOVERY RATE-The percentage of metals recovered in a mineral separation process. Recovery rates vary considerably depending on physical, metallurgical and economic circumstances.

RESERVES-See Ore Reserves.

RUN-OF-MINE ORE-Uncrushed ore in its natural state just as it is when blasted.

SHAFT-A vertical accessway to a mine. Shafts are used for the movement of personnel and materials, including ore and nonmineralized rock.

SPOT DEFERRED SALE-Similar to a forward sale except the date of sale may be deferred many times before the gold is ultimately delivered. The contango will increase at each deferral or roll forward.

STOPE-An underground working area where ore is mined.

SWAP-Transactions that generally involve the contractual exchange of interest payment obligations, currency positions, or commodities (or any combination thereof), on a specified amount of notional principal for a specified period of time.

TAILINGS-The neutralized material discarded after the economically recoverable metals have been extracted from the ore by Milling or Heap Leaching.

TON-The short ton is used throughout this report. It is a unit of weight equal to 2,000 pounds or 907.2 kilograms.

WASTE-TO-ORE RATIO-In an open pit mine, large quantities of nonmineralized rock often cover up the ore and must be removed. The stripping ratio is the number of tons of nonmineralized material removed per ton of ore mined.

GOLD PRICES
The following table sets forth annual high, low, average and end of period afternoon fixing gold prices in U.S. dollars per troy ounce on the London Bullion Market.

                                                                             Year ended December 31,
                                                    -------------------------------------------------------------------------
                                          1997*         1996           1995           1994           1993           1992
                                      -----------   -------------  -------------  -------------  -------------  -------------
High                                        $ 369           $ 415          $ 396          $ 396          $ 406          $ 360
Low                                           346             367            372            370            326            330
Average                                       356             388            384            384            360            344
End of Period                                 346             369            387            383            392            333

* Through January 31, 1997

SILVER PRICES
The following table sets forth annual high, low, average and end of period noon prices in U.S. dollars per troy ounce as quoted by Handy & Harman.

                                                                         Year ended December 31,
                                                   --------------------------------------------------------------------
                                        1997*          1996          1995          1994          1993          1992
                                    -------------  ------------  ------------  ------------  ------------  ------------
High                                       $5.03          $5.79         $6.01         $5.76         $5.37         $4.32
Low                                         4.65           4.67          4.36          4.63          3.55          3.63
Average                                     4.76           5.18          5.20          5.29          4.30          3.94
End of Period                               4.83           4.87          5.11          4.87          5.08          3.67

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

                                                                      Year ended December 31,
                                      ----------------------------------------------------------------------------------------
                         1997*              1996              1995              1994              1993              1992
                   -----------------  ----------------  ----------------  ----------------  ----------------  ----------------
High                  C$  1.3357         C$  1.3310        C$  1.3285        C$  1.3103        C$  1.2428         C$1.1420
Low                          1.3742             1.3822            1.4238            1.4078            1.3443            1.2885
Average                      1.3494             1.3638            1.3689            1.3699            1.2939            1.2143
End of Period                1.3474             1.3697            1.3655            1.4030            1.3255            1.2714

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

                            ITEM 3-LEGAL PROCEEDINGS

ALASKA-JUNEAU

During 1994, the U.S. Attorney began an investigation of potential Clean Water Act violations. The investigation is to determine whether the company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. The outcome of this investigation is uncertain.

See "Business and Properties-Other-Government Regulation and Environmental Issues."

SUMMA
See note 16 to the company's consolidated financial statements.

OTHER
The company is also engaged in routine litigation incidental to its business.

                                    PART II

                         ITEM 6-SELECTED FINANCIAL DATA

The following table is derived in part from the audited consolidated financial statements of the company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with principles generally accepted in the United States (except as described in footnote 1 to this table and note 12 to the company's consolidated financial statements). This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

SELECTED FINANCIAL DATA/(1)/
Year ended December 31
millions of U.S. dollars except
for gold price and per share data               1996           1995         1994         1993           1992
-------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA
Revenue                                       $ 337.3        $ 360.7     $ 377.6       $ 366.5       $ 312.4
Average gold price realized per ounce         $   384        $   388     $   387       $   360       $   357
Earnings (loss) before taxes/(2)/             $(176.1)       $ (44.7)    $  13.0       $   9.7       $ (29.4)
Earnings (loss) before preferred
  share dividends/(2)/                        $(176.7)       $ (41.6)    $  17.3       $  10.2       $ (27.4)
Net earnings (loss)/(2)/                      $(176.7)       $ (50.1)    $   8.0       $   3.6       $ (31.7)
Earnings (loss) per common share/(2)/         $ (1.31)       $ (0.43)    $  0.07       $  0.03       $ (0.30)
Effective tax rate                              (0.4%)          7.2%      (33.3%)        (5.1%)         6.9%
Return on assets                               (20.7%)         (5.7%)       0.9%          0.4%         (3.5%)
Return on invested capital                     (23.8%)         (4.8%)       2.8%          2.1%         (2.9%)
Return on average common
  shareholders' equity                         (32.7%)         (9.1%)       1.6%          0.7%         (6.8%)
Weighted average common
  shares outstanding (millions)                 134.4          116.2       112.5         108.2         105.2
BALANCE SHEET DATA
Working capital (deficiency)                  $ (52.9)       $ 109.6     $ 186.2       $ 148.9       $  31.1
Current ratio                                    0.74           1.84        4.24          2.01          1.42
Total assets                                  $ 832.1        $ 871.2     $ 881.7       $ 990.5       $ 936.6
Gold, silver and currency financings          $ 182.9        $ 152.8     $ 132.7       $ 217.4       $ 220.1
Deferred income taxes                         $   8.4        $   8.1     $   8.4       $  14.6       $  20.0
Common shareholders' equity                   $ 492.3        $ 588.9     $ 509.7       $ 513.7       $ 440.3
Common shares outstanding (millions)            139.4          129.9       112.7         112.2         105.2
Book value per common share                   $  3.53        $  4.53     $  4.52       $  4.58       $  4.19
OTHER DATA
Dividends paid on common shares - total       $  10.1        $   9.0     $   8.5       $   8.1       $   7.9
           - per share                        $0.0750        $0.0750     $0.0750       $0.0750       $0.0750
Dividends paid on convertible preferred
 shares of subsidiary/(3)/ - total            $  --          $   8.5     $  10.1       $  10.1       $   4.3
           - per share                        $  --          $  1.75     $  1.75       $  1.75      $0.75347
Net cash flows provided from operating
 activities                                      29.9           67.3     $  92.2         101.7       $  73.7
Capital and exploration spending              $ 161.7        $ 138.3     $  66.8       $  44.4       $  81.4
-------------------------------------------------------------------------------------------------------------

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

                                                1996           1995         1994          1993          1992
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes            $ (173.1)       (39.2)     $  19.2       $  13.9        (28.1)
Net earnings (loss)                            $ (173.7)       (44.6)     $   9.3       $  12.7        (30.4)
Earnings (loss) per common share               $  (1.29)       (0.38)     $  0.08       $  0.12        (0.29)
Total assets                                   $  919.6      $ 881.3      $ 872.6       $ 975.2      $ 917.1
Deferred income taxes                          $   55.0      $   8.1      $   8.4       $   9.7      $  20.0
Common shareholders' equity                    $  533.1      $ 599.0      $ 500.6       $ 503.3      $ 420.8
-------------------------------------------------------------------------------------------------------------

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

                ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Material changes in the company's reserves may significantly impact results of operations and asset carrying values. See the discussion of reserves in "Business and Properties-Reserves".

The following contains statements that are, by their nature, forward looking and uncertain. See "Business and Properties-Risk Factors" and "Commitments and Contingencies" for a discussion of certain factors which should be considered in evaluating these statements.

SUMMARY

The company's net loss in 1996 was $176.7 million. Total production costs in 1996 were $373 per ounce of gold, which includes $254 per ounce cash operating cost, $98 per ounce depreciation and amortization, $11 per ounce royalties, $7 per ounce reclamation and mine closure, and $3 per ounce production taxes. Total production costs do not include exploration and development, provisions, interest and other, general and administrative, income tax expense and preferred stock dividends. The average price realized in 1996 was $384 per ounce of gold, including forward sales and loan repayments, which was below the average market price of $388 per ounce of gold in 1996. Net cash flows provided from operating activities were $29.9 million in 1996 after cash exploration and development expenses of $56.6 million.

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

Revenue derived from the sale of gold and silver bullion is directly affected by the market prices of gold and silver and the volume of production. The significant majority of revenues continue to be derived from gold sales. The price of gold and silver is affected by many factors which are beyond the company's control. See "Business and Properties-Risk Factors."

The gold and silver ounces sold and other revenue data for the last three years are set out below.

--------------------------------------------------------------------------------
REVENUE DATA
Year ended December 31                         1996         1995          1994
--------------------------------------------------------------------------------
Gold
----
Ounces sold                                   777,512      758,635      823,841
Average price realized per ounce           $      384  $       388  $       387
Average market price per ounce             $      388  $       384  $       384
Revenue (millions of U.S. dollars)         $    298.9  $     294.6  $     318.8
Percentage of total revenue                       89%          82%          84%

Silver
------
Ounces sold                                 7,098,417   12,234,835   10,196,356
Average price realized per ounce           $     5.41  $      5.40  $      5.77
Average market price per ounce             $     5.18  $      5.19  $      5.29
Revenue (millions of U.S. dollars)         $     38.4  $      66.1  $      58.8
Percentage of total revenue                       11%          18%          16%
--------------------------------------------------------------------------------
Total Revenue (millions of U.S. dollars)   $    337.3  $     360.7  $     377.6
================================================================================

The effects of changes in sales volume and prices were:

--------------------------------------------------------------------------------
VARIANCES
thousands of U.S. dollars
Year ended December 31                         1996         1995          1994
--------------------------------------------------------------------------------

Change in volume                           $  (20,412) $   (13,478) $   (24,600)
Higher (lower) prices:
 Gold                                          (3,002)       1,135       22,512
 Silver                                           --        (4,527)      13,153
--------------------------------------------------------------------------------
Increase (decrease) in gold and silver
 revenue from the previous year            $  (23,414) $   (16,870) $    11,065
================================================================================


The increase in gold revenue from 1995 to 1996 was primarily due to higher production resulting from more tons processed at Round Mountain and higher production resulting from more tons processed and higher grades at Kettle River, partially offset by lower production resulting from lower grades and recoveries at McCoy/Cove, lower production resulting from lower grades at Lupin and lower prices realized ($384 per ounce in 1996 versus $388 per ounce in 1995). The decrease in silver revenue was due to lower production resulting from lower grades. The decrease in gold and silver revenue from 1994 to 1995 was primarily due to lower production resulting from less tons heap leached and lower grades milled at McCoy/Cove, lower production resulting from lower grades at Round Mountain and lower production resulting from less tons processed at Lupin, partially offset by higher production resulting from higher grades at Kettle River. Production by mine is set out in "Business and Properties-Operations Summary."

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

-----------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS
thousands of U.S. dollars, except per ounce amounts                      1996                1995                1994
-----------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                               $221,126            $212,182          $ 201,128
Change in finished goods inventory and other                                 70              (4,188)            (2,268)
Co-product cost of silver produced                                      (25,568)            (35,003)           (27,778)
-----------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                   $195,628            $172,991          $ 171,082
=======================================================================================================================

Gold ounces produced                                                    768,919             754,762            817,946
Cash operating costs per ounce                                         $    254            $    229          $     209
=======================================================================================================================

Percentage increase from prior year                                        10.9%                9.6%                --%
=======================================================================================================================

In 1996, the average cash operating cost per ounce was $254 compared with $229 in 1995 and $209 in 1994. Cash operating costs per ounce were higher in 1996 reflecting increased mining costs per ounce at McCoy/Cove and Round Mountain. Cash operating costs by mine are set out in "Business and Properties-Operations Summary." The company's consolidated cash operating cost target is $265-275 per ounce of gold produced in 1997. This increase is primarily the result of declining production and resulting higher costs per ounce at McCoy/Cove, as previously expected in its life-of-mine plan.

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

The provision for Alaska-Juneau development property represents the company's entire remaining investment in A-J of $57.1 million and a $20.0 million accrual for estimated reclamation and closure costs. The provision resulted from a new feasibility study concluding that the project as currently designed would not be economically feasible. See "Business and Properties-Alaska-Juneau."

The provision for McCoy/Cove pit wall stabilization represents the estimated cost to remove waste rock from an unstable portion of the Cove pit wall. The estimate of the provision is based on a preliminary evaluation of the tons to be removed and the associated costs, both of which will be further refined as McCoy/Cove completes its stabilization plan. See "Business and Properties-McCoy/Cove."

Income tax recovery (expense) is described in note 8 to the company's consolidated financial statements.

The 1996 net earnings also reflect the absence of dividends on preferred stock of Echo Bay Finance Corp., compared to dividends of $8.5 million in 1995 and $9.3 million in 1994. All of the preferred shares were converted or redeemed during the third and fourth quarters of 1995.

For 1997, the company expects gold production to be in the range of 700,000 to 725,000 ounces and silver production to be about the same as 1996. The decline in production is due to lower expected grades and recoveries at McCoy/Cove. The company's consolidated cash operating cost target is $265-275 per ounce of gold produced in 1997, primarily the result of the expected declining production and resulting higher costs at McCoy/Cove. See "Business and Properties-McCoy/Cove," "-Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "-Risk Factors."

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

The company's capital, exploration and development spending has largely been funded by working capital and by a drawdown of existing cash balances.
Net cash flows provided from operating activities before cash exploration and development properties expenses were $86.5 million in 1996.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided from operating activities amounted to $29.9 million for 1996 compared to $67.3 million in 1995. The 1996 results reflect lower silver production levels partially offset by higher gold production levels ($20.4 million); increased operating costs ($8.9 million); increased interest expense ($2.1 million expense in 1996 compared to $4.8 million income in 1995); the absence of 1995's conveyance of Canadian Development Expenses ($4.8 million); and lower gold prices ($3.0 million); partially offset by a net decrease in cash invested in inventories in 1996 ($1.4 million) compared to a net increase in cash invested in inventories in 1995 ($3.6 million), lower cash exploration and development expense ($3.8 million) and other timing differences. Most of the exploration and development property spending represents discretionary investments for the future.

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

Most of the company's hedging transactions have no margin requirements. In some instances however, mainly for longer term forward sales and options, margin deposits are required when the market value exceeds the contract value by a pre-determined amount. See note 15 to the company's consolidated financial statements.

The company has adequate resources and liquidity to pursue additional acquisition, investment, exploration and development programs:

     . Net cash flows provided from operating activities before cash exploration and development expenses were $86.5 million in 1996.
     .  The company had $103.2 million in cash at December 31, 1996.
     . The company had $111.5 million in unutilized credit facilities at December 31, 1996.
     . The company expects to secure a new $75 million unsecured corporate credit facility to finance a portion of the construction costs at Aquarius.
     . The company expects to secure a $36 million non-recourse project loan to finance a portion of the construction costs at Paredones Amarillos.
     . The company received proceeds of $63.3 million in the first quarter of 1997 in connection with the repurchase of its 218,000 ounce gold commitment which hedged its $84.0 million bond obligation and the repurchase of all of its gold and silver forward sales positions, consisting of 654,000 ounces of gold and 8.5 million ounces of silver.

     . Beginning in 1997, the company has suspended payment of dividends. This will save approximately $21.0 million over the next two years for mine development, based on the company's prior practice of paying annual dividends totaling $0.075 per share.
     . Pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission in 1994, the company may offer from time to time up to $200 million in aggregate principal amount of debt securities, common shares, and/or guarantees of debt securities issued by Echo Bay Resources, Inc., a wholly owned subsidiary of the company. In connection with the U.S. shelf registration, the company also filed a shelf debt prospectus and a shelf equity prospectus with Canadian securities regulatory authorities. Under these prospectuses, the company could issue up to $125 million of debt securities and up to 10 million common shares.

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

The company's operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing future costs. See "Business and Properties-Other-Government Regulation and Environmental Issues."

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

               ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
                                                            PAGE
                                                            ----

Management's Responsibility for Financial Reporting........  56
Report of Independent Chartered Accountants................  57
Consolidated Balance Sheet.................................  58
Consolidated Statement Of Earnings.........................  59
Consolidated Statement Of Retained Earnings (Deficit)......  59
Consolidated Statement Of Cash Flow........................  60

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



                              /s/ Richard C. Kraus
                              --------------------
                              Richard C. Kraus
                              President and Chief Executive Officer



                              /s/ Peter H. Cheesbrough
                              ------------------------
                              Peter H. Cheesbrough
                              Senior Vice President-Finance and
                              Chief Financial Officer

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



Edmonton, Canada                (signed) Ernst & Young
January 27, 1997                Chartered Accountants

                              ECHO BAY MINES LTD.

                           CONSOLIDATED BALANCE SHEET

                                  December 31

thousands of U.S. dollars                                                   1996                        1995
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

 Cash and cash equivalents                                               $ 103,196                    $185,843
 Interest and accounts receivable                                            9,739                      14,749
 Inventories (note 1)                                                       33,941                      34,173
 Prepaid expenses and other assets                                           6,573                       5,353
--------------------------------------------------------------------------------------------------------------
                                                                           153,449                     240,118

Plant and equipment (note 2)                                               233,984                     255,868
Mining properties (note 2)                                                 405,011                     318,219
Long-term investments and other assets (note 4)                             39,701                      56,956
--------------------------------------------------------------------------------------------------------------
                                                                         $ 832,145                    $871,161
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                $  72,421                    $ 61,781
 Income and mining taxes payable                                             3,651                       2,547
 Gold and other financings (note 5)                                        129,445                      41,135
 Deferred income (note 5)                                                      876                      25,053
--------------------------------------------------------------------------------------------------------------
                                                                           206,393                     130,516

Gold and other financings (note 5)                                          53,478                     111,679
Deferred income (note 5)                                                     1,581                          --
Other long-term obligations (note 6)                                        69,992                      32,018
Deferred income taxes                                                        8,392                       8,096

Commitments and contingencies (notes 15 and 16)

Common shareholders' equity:
 Common shares (note 10), no par value, unlimited
  number authorized; issued and outstanding -
  139,355,781 shares (129,880,804 shares in 1995)                          709,534                     618,965
 Deficit                                                                  (201,931)                    (15,109)
 Foreign currency translation                                              (15,294)                    (15,004)
 --------------------------------------------------------------------------------------------------------------
                                                                           492,309                     588,852
--------------------------------------------------------------------------------------------------------------
                                                                         $ 832,145                    $871,161
==============================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                       CONSOLIDATED STATEMENT OF EARNINGS

                             Year ended December 31

thousands of U.S. dollars,except for per share data                        1996                  1995                  1994
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                 $ 337,316              $360,730              $377,600
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                                          221,126               212,182               201,128
 Royalties (note 16)                                                        9,625                 8,434                10,039
 Production taxes                                                           2,440                 4,322                 6,528
 Depreciation and amortization                                             86,491                89,403                85,538
 Reclamation and mine closure                                               6,298                 5,005                 4,654
 General and administrative                                                13,577                12,169                10,447
 Exploration and development                                               63,619                69,796                46,539
 Interest and other (note 7)                                                3,090                 4,161                  (271)
 Provision for Alaska-Juneau development property (note 6)                 77,134                    --                    --
 Provision for McCoy/Cove pit wall stabilization (note 6)                  30,000                    --                    --
-----------------------------------------------------------------------------------------------------------------------------
                                                                          513,400               405,472               364,602
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                      (176,084)              (44,742)               12,998
Income tax expense (recovery) (note 8)                                        618                (3,206)               (4,323)
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before preferred stock dividends                         (176,702)              (41,536)               17,321
Preferred stock dividends of subsidiary (note 11)                              --                 8,524                 9,298
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                     $(176,702)             $(50,060)             $  8,023
=============================================================================================================================
Earnings (loss) per share                                                  $(1.31)             $(0.43  )                $0.07
=============================================================================================================================
Weighted average number of shares outstanding (thousands)                 134,434               116,233               112,514
=============================================================================================================================


             CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                             Year ended December 31


thousands of U.S. dollars                                                   1996                  1995                  1994
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                              $ (15,109)             $ 44,140               $44,560
Net earnings (loss)                                                      (176,702)              (50,060)                8,023
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (191,811)               (5,920)               52,583
-----------------------------------------------------------------------------------------------------------------------------
Dividends on common shares (note 10)                                      (10,120)               (8,978)               (8,443)
Excess of redemption price of preferred shares redeemed
 over original proceeds (note 11)                                              --                  (211)                   --
-----------------------------------------------------------------------------------------------------------------------------
                                                                          (10,120)               (9,189)               (8,443)
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                    $(201,931)             $(15,109)              $44,140
=============================================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                             Year ended December 31

thousands of U.S. dollars                                                  1996               1995               1994
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                                     $(176,702)         $ (50,060)          $  8,023
Add (deduct):
 Depreciation                                                              56,737             56,182             53,682
 Amortization                                                              29,754             33,221             31,856
 Preferred stock dividends of subsidiary (note 11)                             --              8,524              9,298
 Provision for McCoy/Cove pit wall stabilization (note 6)                  30,000                 --                 --
 Provision for Alaska-Juneau development property (note 6)                 77,134                 --                 --
 Non-cash portion of exploration and development expense                    7,035              9,365              8,902
 Deferred income taxes                                                        305               (448)            (5,702)
 Environmental expenses at non-producing properties                            --             12,899                 --
 Gain on sale of assets                                                    (4,469)            (5,506)            (1,282)
 Other                                                                      5,970              2,120              3,366
 Change in cash invested in operating assets and
  liabilities:
 Interest and accounts receivable                                            (184)            (2,667)             1,822
 Inventories                                                                1,368             (3,563)               468
 Prepaid expenses and other assets                                           (361)              (134)            (1,817)
 Accounts payable and accrued liabilities                                   3,245              6,695            (12,182)
 Income and mining taxes payable                                               69                701             (4,207)
-----------------------------------------------------------------------------------------------------------------------
                                                                           29,901             67,329             92,227
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Currency borrowings                                                        34,714             28,015                 --
Debt repayments                                                           (38,179)            (9,853)           (84,853)
Preferred stock dividends of subsidiary (note 11)                              --             (8,524)            (9,298)
Common share dividends (note 10)                                          (10,120)            (8,978)            (8,443)
Preferred share conversions and redemptions (note 11)                          --           (136,505)                (2)
Common shares issued on acquisition of Santa Elina, net of
 issuance costs (note 3)                                                   85,801                 --                 --
Common share issues, net of issuance costs (note 10)                        4,768            135,904              3,055
-----------------------------------------------------------------------------------------------------------------------
                                                                           76,984                 59            (99,541)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Mining properties, plant and equipment                                   (103,667)           (81,538)           (35,727)
Cost of Santa Elina acquisition (note 3)                                  (97,069)                --                 --
Short-term investments                                                         --                 --            234,441
Long-term investments and other assets                                     (3,499)           (47,557)           (10,719)
Proceeds on sale of mining properties                                          --             32,551                 --
Proceeds on sale of long-term investments                                  13,809             12,104                 --
Other                                                                         894              1,368              1,649
-----------------------------------------------------------------------------------------------------------------------
                                                                         (189,532)           (83,072)           189,644
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (82,647)           (15,684)           182,330
Cash and cash equivalents, beginning of year                              185,843            201,527             19,197
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                  $ 103,196          $ 185,843           $201,527
=======================================================================================================================

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the company and its subsidiaries. Interests in joint ventures, each of which by contractual arrangement are jointly controlled by all parties having an equity interest in the joint venture, are accounted for using the proportionate consolidation method to consolidate the company's share of the joint ventures' assets, liabilities, revenues and expenses.

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

MINING PROPERTIES
Producing mines' acquisition, exploration and development costs
Mining properties are recorded at cost of acquisition. Mine exploration and development costs include expenditures incurred to develope new ore bodies, to define further mineralization in existing ore bodies and to expand the capacity of operating mines. These expenditures are amortized against earnings on the unit-of-production method over the expected economic life of each mine.

Mining costs
Mining costs are the costs incurred at producing properties to remove ore and waste from an open pit or underground mine. These costs are deferred when they relate to gold that will be produced in future years. They are charged to operating costs in the period in which the production occurs.

For open pit mining operations, mining costs are deferred when the ratio of tons mined per ounce of gold recovered exceeds the average ratio estimated for the life of the mine. These deferred costs are charged to operating costs when the actual ratio is below the average ratio.

For underground mining operations, these costs include the cost of accessing and developing new production areas.

Development properties
At properties identified as having the potential to add to the Company's proven and probable reserves, the direct costs of acquisition, exploration and development are capitalized as they are incurred. Determination as to reserve potential is based on results of feasibility studies which indicate whether a property is economically feasible. After drilling has confirmed the shape and continuity of mineralization, initial feasibility studies are then optimized. If production commences, these costs are transferred to "producing mines' acquisition, exploration and development costs" and amortized against earnings as described above. If a project is determined not to be commercially feasible, unrecovered costs are expensed in the year in which the determination is made.

                             ECHO BAY MINES LTD.

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              December 31, 1996


Exploration costs
The costs of exploration programs not anticipated to result in additions to the company's reserves and other mineralization in the current year are expensed as incurred.

Reclamation and mine closure costs
Estimated site restoration and closure costs for each producing mine are charged against operating earnings on the unit-of-production method over the expected economic life of each mine.

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

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amouns per share and per ounce or unless otherwise noted


1.  INVENTORIES
                                                                             1996                       1995
-------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                               $ 4,182                    $ 5,944
                 --  in-process                                             11,442                     10,312
Materials and supplies                                                      18,317                     17,917
-------------------------------------------------------------------------------------------------------------
                                                                           $33,941                    $34,173
=============================================================================================================

2.  PROPERTY, PLANT AND EQUIPMENT
Net book value

                                                                                                  1996               1995
---------------------------------------------------------------------------------------------------------------------------
                                                             Plant             Mining                Net                Net
Property and percentage owned                        and Equipment         Properties         Book Value         Book Value
---------------------------------------------------------------------------------------------------------------------------
McCoy/Cove (100%)                                         $ 82,311           $ 91,623           $173,934           $205,430
Round Mountain (50%)                                        55,349             52,711            108,060            104,354
Lupin (including Ulu) (100%)                                56,253             58,920            115,173            114,836
Kettle River (100%)                                         25,572             13,673             39,245             43,582
Alaska-Juneau (100%) (note 6)                                   --                 --                 --             61,247
Aquarius (100%)                                                100             14,823             14,923              8,905
Kingking (75% )                                                480             42,097             42,577             31,342
Paredones Amarillos (60%)                                      179              4,998              5,177              1,269
Santa Elina (51%) (note 3)                                   4,886            126,166            131,052                 --
Other                                                        8,854                 --              8,854              3,122
---------------------------------------------------------------------------------------------------------------------------
                                                          $233,984           $405,011           $638,995           $574,087
===========================================================================================================================

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

Plant and equipment
                                                                                 1996                                  1995
---------------------------------------------------------------------------------------------------------------------------
                                                                                  Net                                   Net
                                                              Cost         Book Value               Cost         Book Value
---------------------------------------------------------------------------------------------------------------------------
Land improvements and utility systems                     $ 65,131           $ 24,047           $ 63,076           $ 26,331
Buildings                                                  161,778             57,410            160,106             68,083
Equipment                                                  392,080            135,740            363,537            142,731
Construction in progress                                    16,787             16,787             18,723             18,723
---------------------------------------------------------------------------------------------------------------------------
                                                          $635,776           $233,984           $605,442           $255,868
===========================================================================================================================

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amount per share and per ounce or unless otherwise noted


Mining properties

                                                                                          1996               1995
-------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition, exploration and development costs                         $388,515           $364,611
Less accumulated amortization                                                            250,616            221,125
-------------------------------------------------------------------------------------------------------------------
                                                                                         137,899            143,486
Development properties' acquisition, exploration and development costs                   188,084            102,204
Deferred mining costs                                                                     79,028             72,529
-------------------------------------------------------------------------------------------------------------------
                                                                                        $405,011           $318,219
===================================================================================================================


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

The assigned value of assets and liabilities acquired at July 16, 1996, based on the consideration given, follows.

        ASSETS
          Cash                                             $    2,025
          Accounts receivable                                     555
          Inventories                                             281
          Plant and equipment                                   4,433
          Mining properties                                   114,457
          Long-term investments                                   989
        -------------------------------------------------------------
                                                              122,740
        -------------------------------------------------------------
        LIABILITIES
          Accounts payable and accrued liabilities              3,256
          Current portion of financings                         6,888
          Other long-term obligations                           6,596
        -------------------------------------------------------------
                                                               16,740
        -------------------------------------------------------------
        Net assets at assigned values                        $106,000
        =============================================================

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

                                                 1996                        1995
---------------------------------------------------------------------------------------------
Revenue                                        $337,316                    $360,730
Net loss                                      $(180,045)                   $(58,788)
Net loss per common share                        $(1.29)                     $(0.47)
---------------------------------------------------------------------------------------------

Since the completion of the above transactions, the company increased its ownership in Santa Elina to 51% through additional share purchases of $7.0 million ($6.0 million in the fourth quarter of 1996 and $1.0 million in the first quarter of 1997). The increased ownership does not affect the joint control of Santa Elina, and proportionate consolidation will continue to be used.

4.  LONG-TERM INVESTMENTS AND OTHER ASSETS

                                                                         1996                                              1995
                              -----------------------------------------------     --------------------------------------------------
                               Number of     Percent       Market    Carrying      Number of   Percent       Market    Carrying
                                  Shares    Interest        Value       Value         Shares  Interest        Value       Value
------------------------------------------------------------------------------------------------------------------------------------
Share investments at
 cost:
 TVI Pacific Inc.             14,016,845       15.4%      $12,794     $11,810     11,666,667    15.7%       $18,715     $ 7,579
 Canarc Resources Corp.        3,000,000        9.0         3,724       4,153      3,000,000    10.5          3,055       4,153
 Minefinders Corp.             1,280,000       15.0         2,804       1,998             --      --             --          --
 Rift Resources Ltd.           1,000,000        9.8         1,059       1,465             --      --             --          --
 Cluff Resources plc                  --         --            --          --      3,630,800     4.8          6,033       2,899
 Santa Elina Gold
  Corp. (note 3)                      --         --            --          --      9,000,000     6.7          9,889      13,073
 Other share investments                                   13,928       9,913                                 8,157       8,315
------------------------------------------------------------------------------------------------------------------------------------
                                                           34,309      29,339                                45,849      36,019
Equity investment in:
 Etruscan Enterprises
 Ltd.                                 --         --            --          --      4,175,275    27.0         12,815       8,877
------------------------------------------------------------------------------------------------------------------------------------
                                                           34,309      29,339                                58,664      44,896
Property options                                                        1,817                                             7,764
Other assets                                                            8,545                                             4,296
                                                                      $39,701                                           $56,956
------------------------------------------------------------------------------------------------------------------------------------

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

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amount per share and per ounce or unless otherwise noted


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

5.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                            Financings                             Deferred Income
                                                 ---------------------------                 --------------------------
                                                     1996               1995                   1996                1995
-----------------------------------------------------------------------------------------------------------------------
Gold swap                                        $ 83,839           $ 83,625                 $   --             $    --
Gold loans                                         33,721             41,134                  2,423              27,216
Currency loan                                      33,846                 --                     --                  --
Debenture payable                                  27,966             28,055                     --                  --
Other                                               3,551                 --                     34              (2,163)
-----------------------------------------------------------------------------------------------------------------------
                                                  182,923            152,814                  2,457              25,053
Less current portion                              129,445             41,135                    876              25,053
-----------------------------------------------------------------------------------------------------------------------
                                                 $ 53,478           $111,679                 $1,581             $    --
=======================================================================================================================

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

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

6.  OTHER LONG-TERM OBLIGATIONS

                                                                            1996                       1995
-------------------------------------------------------------------------------------------------------------
Accrued reclamation and mine closure                                       $33,263                    $30,868
Provision for Alaska-Juneau development property
 reclamation and closure costs                                              20,000                         --
Provision for McCoy/Cove pit wall stabilization                             28,407                         --
Property acquisition costs                                                   1,473                      1,831
Other                                                                        3,912                      2,069
-------------------------------------------------------------------------------------------------------------
                                                                            87,055                     34,768
Less current portion included in accounts payable and
 accrued liabilities                                                        17,063                      2,750
-------------------------------------------------------------------------------------------------------------
                                                                           $69,992                    $32,018
=============================================================================================================

Reclamation and mine closure
At December 31, 1996, the company's future reclamation and mine closure costs are estimated to be $72.6 million, excluding Alaska-Juneau described below. The aggregate obligation accrued to December 31, 1996 was $33.3 million, including accruals of $6.3 million at operating mines in 1996, $5.0 million at operating mines and $12.9 million at non-producing properties (note 7) in 1995 and $4.7 million at operating mines in 1994. The remaining $39.3 million will be accrued on the unit-of-production method over the remaining life of each mine. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and related costs. These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

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

7.  INTEREST AND OTHER

                                                                   1996                  1995                  1994
--------------------------------------------------------------------------------------------------------------------
Interest income                                                  $(6,131)              $(9,871)             $(10,237)
Interest expense                                                   8,226                 5,028                 6,102
Gain on sale of Cluff Resources investment (note 4)               (2,509)                   --                    --
Gain on sale of Etruscan equity investment (note 4)               (1,874)                   --                    --
Summa litigation accrual (note 16)                                 1,521                    --                    --
Gain on sale of Kensington                                            --                (3,189)                   --
Gain on disposition of Muscocho shares                                --                (2,104)                   --
Environmental expenses at non-producing properties                    --                12,899                    --
Other                                                              3,857                 1,398                 3,864
--------------------------------------------------------------------------------------------------------------------
                                                                 $ 3,090               $ 4,161              $   (271)
====================================================================================================================

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

8.   INCOME TAX EXPENSE
Geographic components
The geographic components of earnings before income tax expense and of income tax expense were as follows.

                                                                         1996                1995                1994
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes:
 Canada                                                               $ (32,792)           $(41,407)           $(15,183)
 United States and other                                               (143,292)             (3,335)             28,181
-----------------------------------------------------------------------------------------------------------------------
                                                                      $(176,084)           $(44,742)           $ 12,998
=======================================================================================================================

Current income tax expense (recovery):
 Canada                                                               $     448            $ (3,891)           $    297
 United States and other                                                   (135)              1,133               1,082
-----------------------------------------------------------------------------------------------------------------------
                                                                            313              (2,758)              1,379
-----------------------------------------------------------------------------------------------------------------------

Deferred income tax expense (recovery):
 Canada                                                                     250                (950)             (5,702)
 United States and other                                                     55                 502                  --
-----------------------------------------------------------------------------------------------------------------------
                                                                            305                (448)             (5,702)
-----------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                                         $     618            $ (3,206)           $ (4,323)
=======================================================================================================================

Deferred income taxes
The payment of certain income taxes is deferred due to the recognition of amounts for tax purposes in different periods than for accounting purposes. The principal timing differences and related tax effects were as follows.

                                                                    1996                 1995                  1994
-------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                      $  55                $ 502               $(3,602)
Deferred mining costs                                                 --                   --                (1,532)
Exploration costs                                                     --                   --                (1,437)
Non-deductible reserves                                               --                   --                  (355)
Non-capital losses                                                    --                   --                   169
Other                                                                250                 (950)                1,055
-------------------------------------------------------------------------------------------------------------------
                                                                   $ 305                $(448)              $(5,702)
===================================================================================================================

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

                                                                      1996                   1995                  1994
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                              $(176,084)              $(44,742)             $ 12,998
=======================================================================================================================
Income tax effect of:
 Expected Canadian federal and provincial
  corporate income taxes                                         $ (76,068)              $(19,329)             $  5,576
 Operating loss from which no tax benefit is derived                64,724                 14,845                    --
 Canadian resource allowance and earned depletion                     (406)                (1,539)                 (245)
 Foreign earnings subject to different income tax rates             11,806                  1,815               (11,074)
 Other items                                                           562                  1,002                 1,420
-----------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                                    $     618               $ (3,206)             $ (4,323)
=======================================================================================================================
Effective tax rate (current and deferred)                             (0.4%)                  7.2%                (33.3%)
=======================================================================================================================

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

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


10.  COMMON SHARES
Changes in the number of common shares outstanding during the three years ended December 31, 1996, were as follows.

                                                                           Number of Shares                 Amount
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                                      112,213,496               $480,006
1994:    Exercise of share options                                                  468,009                  3,053
         Conversion of preferred shares of subsidiary                                   298                      2
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                                      112,681,803                483,061
1995:    Exercise of share options                                                  282,306                  1,517
         Conversion of preferred shares of subsidiary (note 11)                  16,916,695                134,387
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                      129,880,804                618,965
1996:    Exercise of share options                                                  644,062                  4,768
         Shares issued on acquisition of Santa Elina, net of issuance
          costs of $0.3 million (note 3)                                          8,830,915                 85,801
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                                      139,355,781               $709,534
==================================================================================================================

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

Changes in the number of options outstanding during the three years ended December 31, 1996 were as follows.

                                                             Employee Share Incentive Plan          Director Equity Plan  Weighted
                                                             -----------------------------          ------------------------------
                                                               Weighted                              Weighted
                                                              Number of            Average          Number of            Average
                                                                 Shares     Exercise Price             Shares     Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1993                        3,613,414          C$  11.24                 --             C$  --
1994:   Options granted                                         615,618              15.80             55,200              14.63
        Options exercised                                      (468,009)              8.78                 --                 --
        Options forfeited                                       (16,400)             13.80                 --                 --
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1994                        3,744,623          C$  12.29             55,200          C$  14.63
1995:   Options granted                                         989,400              13.33             65,000              12.50
        Options exercised                                      (317,755)              8.16                 --                 --
        Options forfeited                                      (113,576)             13.06                 --                 --
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1995                        4,302,692          C$  12.81            120,200          C$  13.48
1996:   Options granted                                       1,065,130              12.26             40,000              18.25
        Options exercised                                      (694,758)             10.86             (2,300)             14.63
        Options forfeited                                      (244,247)             14.42                 --                 --
        Options expired                                         (90,150)             14.88                 --                 --
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1996                        4,338,667          C$  12.85            157,900          C$  14.67
================================================================================================================================

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

Employee Share Incentive Plan
-----------------------------

     Number                Exercise         Weighted Avg.    Weighted Average      Number of           Weighted Avg.
  of Shares                   Price     Exercise Price of         Years Until         Shares      Exercise Price  of
Outstanding                   Range    Shares Outstanding          Expiration    Exercisable     Shares  Exercisable
--------------------------------------------------------------------------------------------------------------------
    239,725    C$   5.75 - C$  8.13             C$   5.97                   6        224,925               C$   5.92
    631,072    C$   8.88 - C$  9.75             C$   9.12                   3        631,072               C$   9.12
  2,104,940    C$  10.70 - C $13.38             C$  12.20                   8        576,371               C$  13.07
  1,277,880    C$  15.75 - C$ 18.88             C$  16.46                   8        804,912               C$  16.48
     85,050    C$  19.13 - C$ 25.94             C$  21.40                   5         45,625               C$  23.37
--------------------------------------------------------------------------------------------------------------------

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

       Tabular amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Director Equity Plan
--------------------

                                                   Weighted                                                 Weighted Avg.
  Number of                 Exercise         Exercise Price               Weighted         Number of       Exercise Price
     Shares                    Price              of Shares          Average Years            Shares            of Shares
Outstanding                    Range            Outstanding       Until Expiration       Exercisable          Exercisable
------------------------------------------------------------------------------------------------------------------------------
    157,900     C$  12.50  C$  18.25             C$  14.67                       8            41,550            C$  13.79
------------------------------------------------------------------------------------------------------------------------------

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

In accordance with Canadian GAAP, the cost of the Santa Elina acquisition included the market value of the 8.8 million common shares ($9.75 per share or $86.1 million) issued by the company on July 16, 1996 (note 3). Under U.S. GAAP, the cost would be determined based on the market value of the company's common shares on April 9, 1996, the date of the commitment agreement ($13.875 per share

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


or $122.5 million). The difference between the methods would increase mining properties and common shares under U.S. GAAP by $36.4 million. Additionally, in accordance with Canadian GAAP, the allocation of the purchase price of the Santa Elina acquisition does not include any adjustment for the effect of deferred income taxes. U.S. GAAP requires the recognition of deferred tax assets and liabilities for the tax effects of the differences between the allocated values and the tax bases of the assets acquired and the liabilities assumed. This would result in an increased allocation to mining properties of $46.6 million and a corresponding deferred income tax liability related to the tax effect of the future amortization resulting from the increased basis. Under U.S. GAAP the recognition of deferred taxes would increase mining properties and deferred income taxes by $46.6 million, net of activity after acquisition of $1.1 million.

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

The effects on the consolidated statement of earnings of the above differences would have been as follows.

                                                                    1996                  1995                  1994
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                   $     (176,702)       $      (50,060)        $       8,023
Change in market value of foreign  exchange                        2,168                 3,605                 4,198
 contracts
Amortization of mining properties                                    832                 1,900                 2,000
Application of liability method for  accounting                       --                    --                (4,900)
 for income taxes
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                       $     (173,702)      $       (44,555)        $       9,321
====================================================================================================================
Earnings (loss) per share under U.S. GAAP                 $        (1.29)      $         (0.38)        $        0.08
====================================================================================================================

The effects on the consolidated balance sheet of the GAAP differences would have been as follows.

                                                           Long-term
                                                             Foreign                          Mining
                                           Canadian         Exchange          Share       Properties    Santa Elina     U.S.
December 31, 1996                              GAAP        Contracts    Investments     Amortization    Acquisition     GAAP
---------------------------------------------------------------------------------------------------------------------------------
Long-term investments and other
 assets                                 $    39,701     $      9,971          4,970   $           --    $        --   $   54,642
Mining properties                           405,011               --             --          (10,568)        83,074      477,517
Deferred income taxes                         8,392               --             --               --         46,646       55,038
Common shares                               709,534               --             --               --         36,428      745,962
Deficit                                     201,931           (9,971)            --           10,568             --      202,528
Common shareholders' equity                 492,309            9,971          4,970          (10,568)        36,428      533,110
---------------------------------------------------------------------------------------------------------------------------------

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


                                                            Long-term
                                                              Foreign                            Mining
                                              Canadian       Exchange            Share       Properties            U.S.
December 31, 1995                                 GAAP      Contracts      Investments     Amortization            GAAP
-----------------------------------------------------------------------------------------------------------------------
Long-term investments and other
 assets                                      $ 56,956        $  7,803          $13,768     $        --         $ 78,527
Mining properties                             318,219              --               --         (11,400)         306,819
Deficit                                        15,109          (7,803)              --          11,400           18,706
Common shareholders' equity                   588,852           7,803           13,768         (11,400)         599,023
=======================================================================================================================

The rollforward of common shareholders' equity from December 31, 1995 to December 31, 1996 under U.S. GAAP would have been as follows.

                                                                             1996
---------------------------------------------------------------------------------
Balance, beginning of year                                              $ 599,023
Net loss                                                                 (173,702)
Dividends on common shares (note 10)                                      (10,120)
Common shares issued                                                      126,997
Unrealized loss on share investments                                       (8,798)
Foreign currency translation                                                 (290)
---------------------------------------------------------------------------------
Balance, end of year                                                    $ 533,110
=================================================================================

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

Effective January 1, 1996, for the purpose of preparing U.S. GAAP financial information, the company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Implementation of Statement No. 121 had no effect on the U.S. GAAP financial information of the company.

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


U.S. GAAP tax disclosure
Significant components of the company's deferred tax liabilities and assets under U.S. GAAP disclosure requirements would have been as follows.

                                                                     1996                                              1995
                              --------------------------------------------     ---------------------------------------------
                                                  U.S.  and                                          U.S.  and
millions of U.S. dollars              Canada          other          Total              Canada           other         Total
--------------------------------------------------------------------------     ---------------------------------------------
Deferred tax liabilities:
 Tax over book depreciation
  and depletion                       $ 23.5        $  51.8        $  75.3              $ 17.0          $ 35.2        $ 52.2
 Other tax liabilities                   7.5             --            7.5                 8.0              --           8.0
--------------------------------------------------------------------------     ---------------------------------------------
Total deferred tax liabilities          31.0           51.8           82.8                25.0            35.2          60.2
--------------------------------------------------------------------------     ---------------------------------------------

Deferred tax assets:
 Net operating loss and
  other carryforwards                   13.1           93.9          107.0                 5.3            87.7          93.0
 Book over tax depreciation
  and depletion                         22.9             --           22.9                22.6              --          22.6
 Accrued liabilities                     2.7           29.1           31.8                 2.5            11.3          13.8
 Other tax assets                        0.5            7.6            8.1                 1.3             6.9           8.2
--------------------------------------------------------------------------     ---------------------------------------------
Total deferred tax assets
 before allowance                       39.2          130.6          169.8                31.7           105.9         137.6
Valuation allowance for
 deferred tax assets                   (16.0)        (126.0)        (142.0)              (14.3)          (71.2)        (85.5)
--------------------------------------------------------------------------     ---------------------------------------------
Total deferred tax assets               23.2            4.6           27.8                17.4            34.7          52.1
--------------------------------------------------------------------------     ---------------------------------------------

Net deferred tax liabilities          $  7.8        $  47.2        $  55.0              $  7.6          $  0.5        $  8.1
==========================================================================     =============================================

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

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Had the company adopted statement No. 123 for its U.S. GAAP disclosure, the following net losses would have been reported.


                                                        1996                   1995
--------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                           $(173,702)              $(44,555)
Pro forma stock compensation expense,
  after a nil income tax effect                       (2,766)                  (455)
Pro forma net loss under U.S. GAAP                 $(176,468)              $(45,010)
---------------------------------------------------------------------------------------------
Pro forma loss per share under U.S. GAAP           $   (1.31)              $  (0.39)
=============================================================================================

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

                                                                         1996                                      1995
                                                  ---------------------------               ---------------------------
                                                  Carrying          Estimated               Carrying          Estimated
millions of U.S. dollars                            Amount         Fair Value                 Amount         Fair Value
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $103.2             $103.2                 $185.8             $185.8
Long-term investments                               $ 39.7             $ 44.7                 $ 57.0             $ 70.7
Debenture payable and  other currency
 loans                                              $ 65.4             $ 65.1                 $ 28.1             $ 28.0
-----------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------
                                                                    1996                  1995                 1994
--------------------------------------------------------------------------------------------------------------------
Revenues                                                        $ 79,865              $ 67,843              $ 79,806
Operating costs                                                  (45,437)              (35,028)              (37,547)
Royalties                                                         (6,482)               (5,266)               (6,833)
Production taxes                                                    (886)                 (686)               (1,735)
Depreciation and amortization                                    (14,178)              (14,488)              (15,050)
Reclamation and mine closure                                        (945)                   --                    --
Exploration                                                       (2,862)                  (24)                  (37)
Other                                                               (391)                 (143)                   87
--------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    $  8,684              $ 12,208              $ 18,691
====================================================================================================================

Current assets                                                  $ 63,171              $  6,575              $  7,911
Non-current assets                                               237,336               102,847               101,914
Current liabilities                                              (16,515)               (7,870)              (13,789)
Non-current liabilities                                          (18,632)               (7,191)              (17,332)
--------------------------------------------------------------------------------------------------------------------
Equity                                                          $265,360              $ 94,361              $ 78,704
====================================================================================================================

Net cash provided (used) by:
 Operating activities                                           $ 16,738              $ 42,853              $ 46,207
 Investing activities                                            (20,944)              (15,415)               (2,661)
 Financing activities                                             (3,339)                   --                    --
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                 $ (7,545)             $ 27,438              $ 43,546
====================================================================================================================

14.  GEOGRAPHIC SEGMENT INFORMATION
Financial information regarding geographic segments is set out below.

--------------------------------------------------------------------------------------------------------------------
                                                                    1996                  1995                  1994
--------------------------------------------------------------------------------------------------------------------
Revenue:
 Canada                                                        $  63,859              $ 67,026              $ 69,468
 United States                                                   273,457               293,704               308,132
--------------------------------------------------------------------------------------------------------------------
                                                               $ 337,316              $360,730              $377,600
====================================================================================================================

Earnings (loss) before income taxes
 Canada                                                        $ (32,792)             $(41,407)             $(15,183)
 United States                                                  (143,725)               (2,452)               28,181
 Brazil and other                                                    433                  (883)                   --
--------------------------------------------------------------------------------------------------------------------
                                                                (176,084)              (44,742)               12,998
Income tax expense (recovery)                                        618                (3,206)               (4,323)
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before preferred stock dividends                (176,702)              (41,536)               17,321
Dividends on preferred stock of subsidiary                            --                 8,524                 9,298
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                            $(176,702)             $(50,060)             $  8,023
====================================================================================================================

Assets:
 Canada                                                        $ 236,482              $350,329              $140,035
 United States                                                   406,750               488,250               741,628
 Brazil and other                                                188,913                32,582                    --
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $ 832,145              $871,161              $881,663
====================================================================================================================

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

                                    Gold          Average
                                   Loans   Price of Loans
                                (ounces)      (per ounce)
---------------------------------------------------------
1997                              27,569          $   400
1998                              29,756              399
1999                              15,367              393
2000                              12,031              388
2001                               6,563              388
---------------------------------------------------------
                                  91,286          $   396
=========================================================

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

                                                      Put Options Purchased                          Call Options Sold
                                      --------------------------------------    --------------------------------------
                                                               Strike Price                               Strike Price
                                                   Ounces         per Ounce                  Ounces          per Ounce
----------------------------------------------------------------------------------------------------------------------
Gold
----
1997                                              300,000              $ 345                150,000              $ 389
1998                                              150,000                345                150,000                398
----------------------------------------------------------------------------------------------------------------------
                                                  450,000              $ 345                300,000              $ 394
======================================================================================================================
Silver
------
1997                                            1,440,000              $5.40              1,440,000              $6.43
----------------------------------------------------------------------------------------------------------------------
                                                1,440,000              $5.40              1,440,000              $6.43
======================================================================================================================

Currency position
The company's obligations to purchase Canadian dollars as of December 31, 1996 were as follows.

-------------------------------------------------------------------------------------------------------------------
                                                                           Canadian                   Exchange Rate
                                                                            Dollars               (C$ to U.S.$1.00)
-------------------------------------------------------------------------------------------------------------------
1997                                                                   $ 26,200,000                            1.49
1998                                                                     25,200,000                            1.52
1999                                                                     25,200,000                            1.56
2000                                                                     25,200,000                            1.59
-------------------------------------------------------------------------------------------------------------------
                                                                       $101,800,000                            1.54
===================================================================================================================

Crude oil position
The company's swap contracts and forward purchase commitment as of December 31, 1996 were as follows.

-------------------------------------------------------------------------------------------------------------------
                                                                         Barrels of
                                                                          Crude Oil                       Price per
                                                                          Purchased                          Barrel
-------------------------------------------------------------------------------------------------------------------
1997                                                                        397,000                          $17.95
1998                                                                        390,000                           17.57
1999                                                                         20,000                           17.63
-------------------------------------------------------------------------------------------------------------------
                                                                            807,000                          $17.76
===================================================================================================================

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

                                                         At December 31, 1996                Pro forma at December 31, 1996
                                    -----------------------------------------     -----------------------------------------
                                                Carrying           Unrealized                 Carrying           Unrealized
                                                  Amount          Gain (loss)                   Amount          Gain (loss)
-----------------------------------------------------------------------------     -----------------------------------------
1996
----
Gold swaps (note 5)                        $      83,800         $      7,100             $        --          $         --
Gold loans (note 5)                               33,700                   --                   33,700                   --
Off-balance sheet instruments:
 Gold forward sales                                   --               50,300                       --                   --
 Silver forward sales                                 --                8,800                       --                   --
 Gold options    - puts                              400                  --                     2,300                   --
                 - calls                              --                  --                    (1,500)                  --
 Silver options  - puts                            1,000                (300)                    1,000                 (300)
                 - calls                          (1,000)               1,000                   (1,000)               1,000
 Foreign currency contracts                           --               10,000                       --               10,000
 Crude oil contracts                                  --                3,000                       --                3,000
-----------------------------------------------------------------------------     -----------------------------------------
                                                                 $     79,900                                  $     13,700
=============================================================================     =========================================
1995
----
Gold swaps (note 5)                        $     101,480         $      3,600
Gold loan (note 5)                                23,279                   --
Off-balance sheet instruments:
 Gold forward sales                                   --               34,900
 Silver forward sales                                 --                6,400
 Gold and silver options  - puts                     924                 (546)
                          - calls                   (900)               2,000
 Foreign currency contracts                           --                7,800
 Crude oil contracts                                  --                 (300)
-----------------------------------------------------------------------------
                                                                 $     53,500
=============================================================================

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

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

   Tabular dollar amounts iun thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


                                                                                Effect on Market Value
                                                                                    of Hedged Position
                                                  Amount of Change                (thousands of U.S.$)
------------------------------------------------------------------------------------------------------
Change in:
 Gold prices                                         $ 10.00/ounce                              $2,400
 Silver prices                                        $ 0.25/ounce                                 300
 Canadian dollar                                        U.S.$ 0.01                               1,000
 Crude oil prices                                    $ 1.00/barrel                                 800
 Interest rates (effect on gold and silver
  options and gold loans)                                       1%                                 750
------------------------------------------------------------------------------------------------------

Hedging gains and losses represent the difference between spot or market prices and realized amounts. Shown below are the hedging gains (losses) recognized in earnings.

--------------------------------------------------------------------------------------------------------------------
                                                                    1996                  1995                  1994
--------------------------------------------------------------------------------------------------------------------
Revenue:
 Gold loans and swaps                                            $(3,943)               $ (612)              $ 3,278
 Gold forward sales                                                1,541                 2,849                (1,278)
 Silver loans and swaps                                               --                    --                 7,539
 Silver forward sales                                              1,910                 1,909                (3,703)
 Gold and silver options                                             534                   394                 1,113
Operating expenses:
 Foreign currency contracts                                        1,459                   839                  (705)
 Crude oil contracts                                               1,120                   326                  (631)
Dividends on preferred stock of subsidiary:
 Interest rate swap                                                   --                  (493)                  764
--------------------------------------------------------------------------------------------------------------------
                                                                 $ 2,621                $5,212               $ 6,377
====================================================================================================================

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

                                    PART IV

               ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K


1.   Exhibits

     23.1 Consent of Ernst & Young.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ECHO BAY MINES LTD.


                              By:  /s/ Robert L. Leclerc
                                   ----------------------------------------
                                       Robert L. Leclerc, Q.C., Chairman,
                                       Chief Executive Officer and Director

                              Date:    February 11, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

   Signature                               Title                            Date
   ---------                               -----                            ----

/s/ Robert L. Leclerc             Chairman, Chief                        February 11, 1998
--------------------------------  Executive Officer and Director
    Robert L. Leclerc, Q.C.
                                  Senior Vice President,
/s/ Peter H. Cheesbrough          Finance and Chief Financial
--------------------------------  Officer
    Peter H. Cheesbrough

/s/ Tom S. Q. Yip                 Controller and Principal
--------------------------------  Accounting Officer
    Tom S. Q. Yip

* JOHN N. ABELL
* LATHAM C. BURNS
* PIERRE CHOQUETTE
* JOHN G. CHRISTY
* PETER CLARKE
* ROBERT L. LECLERC
* JOHN F. MCOUAT
* MONICA E. SLOAN
* R. GEOFFREY P. STYLES           *  A majority of the
                                     Board of Directors

* By  /s/ Lois-Ann L. Brodrick                                           February 11, 1998
      --------------------------
      Lois-Ann L. Brodrick, Attorney-in-fact