Form 10-Q/A
period 1997-09-30
ECHO BAY MINES LTD
filed 1998-02-12
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A-1

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


7.  PROVISION FOR IMPAIRED ASSETS

In October 1997 the company completed a major review of the life-of-mine plans for its four producing mines and performed an evaluation of the company's portfolio of development projects, exploration properties and other assets. In light of both the short-term and long-term views of precious metals prices and the results of recently completed feasibility and engineering studies, the company assessed the recoverability of the carrying values of those assets. For operating mines and development properties, the need for and amounts of the write-downs were established by comparing carrying values to estimated future net cash flows from each property. For purposes of estimating future cash flows, price assumptions of $375 per ounce of gold were used except for 1998, for which a price of $325 per ounce of gold was used. For other assets, carrying values were compared to estimated net realizable values based on market comparables and, with respect to share investments, quoted market values. As a result, in the third quarter of 1997, the company recorded a $309.8 million provision for impaired assets as follows.


                                             Acquisition,
                                  Deferred   and develop-   Plant and    Other       Legal and
                                   mining     ment costs    equipment    assets    closure costs     Total
------------------------------------------------------------------------------------------------------------
Operating properties:
     McCoy/Cove                    $47,000       $     --      $   --    $    --          $   --    $ 47,000
     Lupin                          17,198         43,435       4,367         --              --      65,000
     Kettle River                       --         11,220       3,780         --              --      15,000
------------------------------------------------------------------------------------------------------------
                                    64,198         54,655       8,147         --              --     127,000
------------------------------------------------------------------------------------------------------------
Development properties:
     Kingking                           --         46,183         314      3,467              --      49,964
     Santa Elina                        --        107,389          --         --              --     107,389
------------------------------------------------------------------------------------------------------------
                                        --        153,572         314      3,467              --     157,353
------------------------------------------------------------------------------------------------------------
Share investments                       --             --          --     15,641              --      15,641
Other                                   --             --          --      2,116           7,690       9,806
------------------------------------------------------------------------------------------------------------
                                   $64,198       $208,227      $8,461    $21,224          $7,690    $309,800
------------------------------------------------------------------------------------------------------------

The company's option interest in the Kingking development project required the delivery of a bankable feasibility study by October 25, 1997, or the remittance of option delay payments of $750,000 per month for the first six months and $1.0 million per month for the subsequent six months. The company elected not to exercise its option interest in Kingking. Following the $50.0 million write-down recorded in the third quarter of 1997, the carrying values of the Kingking project is nil.

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

In the third quarter of 1997, the company conducted a major review of life-of-mine plans for its four producing gold mines and a complete evaluation of the feasibility studies and other analyses for the company's portfolio of development projects, exploration properties and other assets. On completion of this work, the company assessed the carrying values of all of the company's assets in light of both short-term and long-term views of precious metals prices. For purposes of estimating future cash flows for the producing gold mines and development projects, price assumptions of $375 per ounce of gold were used except for 1998 where a price of $325 per ounce was used. For other assets, net realizable values were determined by reviewing market comparables, and, with respect to share investments, quoted market prices. As a result of the review, the company recorded a $309.8 million provision for impaired assets. The provision was comprised of $50.0 million related to the Kingking project in the Philippines, $107.4 million related to Santa Elina's activities in Brazil, $127.0 million related to operating mines including Lupin ($65.0 million), McCoy/Cove ($47.0 million) and Kettle River ($15.0 million), and $25.4 million related to certain share investments, closure and legal costs (see note 7 to the condensed financial statements for more information related to the components of this provision).

The revised life-of-mine plans, based on proven and probable reserves only, indicate the following remaining mine lives at the operating properties: at Round Mountain, nine years of mining and a further four years of processing stockpiled ore; at McCoy/Cove, three years of mining and a further two years of processing stockpiled ore; at Lupin, three years of mining; and at Kettle River, three years of mining. The remaining mine lives at Lupin and Kettle River reflect the industry practice of developing reserves at underground mines approximately three years in advance of production due to the high cost of development.

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



February 11, 1998
-----------------
Date



                                  /s/ Tom S. Q. Yip
                                  -----------------
                                  TOM S. Q. YIP
                                  Controller and Principal
                                  Accounting Officer