Form 10-K405
period 1997-12-31
ECHO BAY MINES LTD
filed 1998-03-30
CIK 722080

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                       Commission File Number    1-8542
                                                 ------

                              ECHO BAY MINES LTD.
             (Exact name of registrant as specified in its charter)

Incorporated under the laws of Canada                         None
-------------------------------------                 -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

Suite 1000, 6400 S. Fiddlers Green Circle                   80111-4957
             Englewood, CO                                  ----------
-----------------------------------------                   (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (303) 714-8600
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

                          Yes     X      No
                               -------       ---------


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



Aggregate market value of the voting securities held by
non-affiliates of the registrant at March 13, 1998............  U.S.$270,377,860
                                                                ----------------

Number of common shares outstanding as of March 13, 1998...........  139,370,031
                                                                     -----------

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 ITEMS 1 AND 2-BUSINESS AND PROPERTIES......................................  1
   INTRODUCTION.............................................................  1
   OPERATIONS SUMMARY.......................................................  2
    Gold and Silver Production..............................................  2
    Production Costs........................................................  2
    Revenue.................................................................  3
   RESERVES.................................................................  4
    Change in Proven and Probable Reserves..................................  5
   OTHER MINERALIZATION.....................................................  6
   CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
    SECURITIES LITIGATION REFORM ACT OF 1995................................  7
   ROUND MOUNTAIN...........................................................  8
    Geology and Ore Reserves................................................ 10
    Mining and Processing................................................... 10
   MCCOY/COVE............................................................... 12
    Geology and Ore Reserves................................................ 13
    Mining and Processing................................................... 14
   LUPIN.................................................................... 16
    Geology and Ore Reserves................................................ 17
    Mining and Processing................................................... 18
    Supplies, Utilities and Transportation.................................. 18
    Water Supply and Waste Disposal......................................... 19
   KETTLE RIVER............................................................. 20
    Geology and Ore Reserves................................................ 20
    Mining and Processing................................................... 21
   DEVELOPMENT PROGRAMS..................................................... 22
    Aquarius................................................................ 22
    Paredones Amarillos..................................................... 23
   OTHER PROJECTS........................................................... 24
    Kingking................................................................ 24
    Santa Elina............................................................. 25
    Kuranakh................................................................ 25
   EXPLORATION.............................................................. 26
   ALASKA-JUNEAU............................................................ 26
   SUNNYSIDE................................................................ 26
   OTHER.................................................................... 27
    Precious Metal Sales and Hedging Activities............................. 27
    Governmental and Environmental Regulation............................... 28
    Employees............................................................... 32
    Executive Officers of the Registrant.................................... 34
    Insurance and Mining Risks.............................................. 35
    Supplies, Utilities and Transportation.................................. 35
    Waste Disposal.......................................................... 35
    Royalties............................................................... 36
    History of the Company.................................................. 36
   RISK FACTORS............................................................. 37
    Recent Losses........................................................... 37



    Liquidity............................................................... 37
    Gold and Silver Prices.................................................. 38
    Estimation of Asset Carrying Values..................................... 38
    Uncertainty of Reserve and Other Mineralization Estimates............... 39
    Mining and Processing................................................... 39
    Mine Development Risks.................................................. 40
    Exploration Risks....................................................... 40
    Mining Risks and Insurance.............................................. 41
    Governmental Regulation................................................. 41
    Risk of International Operations........................................ 42
    Title to Properties..................................................... 43
    Inflation and Currency Risks............................................ 43
   GLOSSARY................................................................. 44
   GOLD PRICES.............................................................. 48
   SILVER PRICES............................................................ 48
   EXCHANGE RATES........................................................... 48
   CONVERSION TABLE......................................................... 48
   MINE PROCESSING.......................................................... 49

 ITEM 3-LEGAL PROCEEDINGS................................................... 52
   ALASKA-JUNEAU............................................................ 52
   SUMMA.................................................................... 52
   QUI TAM ACTION........................................................... 52
   OTHER.................................................................... 52

 ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 52

                                    PART II

 ITEM 5-MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
          MATTERS........................................................... 53
   MARKET INFORMATION....................................................... 53
   DIVIDENDS................................................................ 53
   CERTAIN TAX MATTERS...................................................... 54
    United States Federal Income Tax Considerations......................... 54
    Canadian Federal Income Tax Considerations.............................. 54

 ITEM 6-SELECTED FINANCIAL DATA............................................. 55

 ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS..................................................... 57
   SUMMARY.................................................................. 57
   RESULTS OF OPERATIONS.................................................... 57
    Revenue................................................................. 57
    Gold and Silver Hedging................................................. 58
    Operating Costs......................................................... 58
    Royalties............................................................... 58
    Production Taxes........................................................ 58
    Depreciation and Amortization........................................... 58
    Reclamation and Mine Closure............................................ 59
    General and Administrative.............................................. 59
    Exploration and Development............................................. 59


    Interest and Other.....................................................  59
    Provision for Impaired Assets and Other Charges........................  60
    Income Tax Expense.....................................................  60
    Dividends on Preferred Stock of Subsidiary.............................  60
   LIQUIDITY AND CAPITAL RESOURCES.........................................  60
   COMMITMENTS AND CONTINGENCIES...........................................  61
   IMPACT OF YEAR 2000.....................................................  62

 ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   INDEX TO FINANCIAL STATEMENTS...........................................  63

 QUARTERLY FINANCIAL HIGHLIGHTS............................................  63

 ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................. 101

                                    PART III

 ITEM 10-DIRECTORS OF THE REGISTRANT....................................... 101

 ITEM 11-EXECUTIVE COMPENSATION............................................ 101

 ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 101

 ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 102

                                    PART IV

 ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.. 102

 SIGNATURES................................................................ 105

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

The Company mines, processes and explores for gold. The Company also produces a significant amount of silver at its McCoy/Cove mine in Nevada. In 1997, the Company re-focused its exploration efforts on projects principally located in the Americas where the Company already has an extensive gold mining infrastructure. The Company's interest in operating properties is set out below. All are operated by the Company.

                                                                                         PERCENTAGE
                                                                                          OWNERSHIP
MINE                                                LOCATION                               INTEREST
--------------------------------------------------------------------------------------------------------
Round Mountain        Nevada, U.S.A.                                                         50%
McCoy/Cove            Nevada, U.S.A.                                                        100%
Lupin                 Nunavut Settlement Area of the Northwest Territories, Canada          100%
Kettle River          Washington, U.S.A.                                                    100%
---------------------------------------------------------------------------------------------------------

The Company's operations in 1997 and 1998, were, and will continue to be, materially affected by the price of gold, which declined from $369 at year end 1996 to $293 at year end 1997, and has been in the $300 range and lower in 1998.

In 1997, the Company produced a total of 721,075 ounces of gold at an average cash operating cost of $249 per ounce. 1997 silver production was 11,021,708 ounces. In 1997, the Company reported a net loss of $420.5 million on revenues of $305.4 million, after expensing $34.9 million on exploration and development and recording a provision for impaired assets and other charges of $362.7 million. At December 31, 1997, the Company had 7.5 million ounces of gold reserves and 46.5 million ounces of silver reserves.

In the third quarter of 1997, in view of the drop in the gold price, the Company deferred final construction decisions on its two planned gold mines, Aquarius in Canada and Paredones Amarillos in Mexico. See "Development Programs-Aquarius" and "-Paredones Amarillos."

In January 1998, following further declines in the market price of gold, the Company temporarily suspended operations at the Lupin mine and reduced operations at the McCoy/Cove mine in Nevada until the gold price improves significantly. In 1998, the Company expects to produce from 500,000 to 520,000 ounces of gold at an average cash operating cost of $245 to $255 per ounce and between 7 and 8 million ounces of silver. For a general identification of risk factors involved in the Company's business, see "Cautionary `Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995" and "Risk Factors."

OPERATIONS SUMMARY
Gold and Silver Production
--------------------------
Gold and silver production for the last three years is provided below.

GOLD PRODUCTION (OUNCES)                                                   1997                1996                 1995
------------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                                    238,840             205,487              172,217
McCoy/Cove                                                              187,034             271,731              310,016
Lupin                                                                   165,335             166,791              172,110
Kettle River                                                            129,866             124,910              100,419
------------------------------------------------------------------------------------------------------------------------
Total gold                                                              721,075             768,919              754,762
------------------------------------------------------------------------------------------------------------------------
Percentage increase (decrease) from prior year                            (6.2%)                1.9%               (7.7%)
------------------------------------------------------------------------------------------------------------------------

SILVER PRODUCTION (OUNCES)                                                 1997                1996                 1995
------------------------------------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                                     11,021,708           7,102,348           11,905,806
------------------------------------------------------------------------------------------------------------------------
Percentage increase (decrease) from prior year                             55.2%              (40.3%)               14.0%
------------------------------------------------------------------------------------------------------------------------

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

Prior period per ounce costs have been restated to conform with the new standard.

PRODUCTION COSTS PER OUNCE OF GOLD PRODUCED                                1997                1996                1995
------------------------------------------------------------------------------------------------------------------------
  Direct mining expense                                                 $   251               $ 262               $ 231
  Deferred stripping and mine development costs                              (3)                 (9)                  1
  Inventory movements and other                                               1                   1                  (3)
------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                        249                 254                 229
  Royalties                                                                   9                  11                   9
  Production taxes                                                            1                   3                   5
-----------------------------------------------------------------------------------------------------------------------
Total cash costs                                                            259                 268                 243
  Depreciation                                                               58                  64                  61
  Amortization                                                               32                  34                  36
  Reclamation and mine closure                                               10                   7                   6
------------------------------------------------------------------------------------------------------------------------
Total production costs                                                  $   359               $ 373               $ 346
------------------------------------------------------------------------------------------------------------------------
Percent increase (decrease) from prior year                               (3.8%)                7.8%                8.1%
-----------------------------------------------------------------------------------------------------------------------

CASH OPERATING COSTS PER OUNCE OF GOLD                                     1997                1996                1995
-----------------------------------------------------------------------------------------------------------------------
Round Mountain                                                          $   207               $ 221               $ 195
McCoy/Cove                                                                  271                 271                 217
Lupin                                                                       284                 299                 296
Kettle River                                                                227                 201                 230
-----------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                                   $   249               $ 254               $ 229
-----------------------------------------------------------------------------------------------------------------------
Percentage increase (decrease) from prior year                            (2.0%)               10.9%                9.6%
-----------------------------------------------------------------------------------------------------------------------

In 1997, the average cash operating cost per ounce was $249 compared with $254 in 1996 and $229 in 1995. Cash operating costs per ounce were lower in 1997 reflecting increased dedicated pad tonnage and reusable pad recovery at Round Mountain and reduced maintenance and administrative costs and increased operating efficiencies at Lupin; partially offset by lower mill grades at Kettle River. Cash operating costs per ounce were higher in 1996 compared with 1995 due to increased mining costs per ounce at

McCoy/Cove and Round Mountain. The Company's consolidated cash operating cost target is $245 to $255 per ounce of gold produced in 1998.

Operating costs include mining and processing costs for gold and silver sold during the year. The most significant of these costs are labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. The cost of transporting personnel and freight to the Lupin mine is also a significant cost for that operation. Operating costs vary with the quantity of gold and silver sold and with the cash operating cost per ounce.
The reconciliation of cash operating costs per ounce to the financial statements reflects increased finished goods inventory at December 31, 1997 and increased silver production in 1997 compared to 1996, as follows.


RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS
thousands of U.S. dollars, except per ounce amounts
------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                               $213,120             $221,126            $212,182
Change in finished goods inventory and other                             10,956                   70              (4,188)
Co-product cost of silver produced                                      (44,528)             (25,568)            (35,003)
------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                   $179,548             $195,628            $172,991
------------------------------------------------------------------------------------------------------------------------

Gold ounces produced                                                    721,075              768,919             754,762
Cash operating costs per ounce                                         $    249             $    254            $    229
------------------------------------------------------------------------------------------------------------------------
Percentage increase (decrease) from prior year                             (2.0%)               10.9%                9.6%
------------------------------------------------------------------------------------------------------------------------

The gold and silver ounces sold and other revenue data for the last three years are set out below.


REVENUE DATA
Year ended December 31                                                       1997                1996                 1995
--------------------------------------------------------------------------------------------------------------------------
Gold
----
Ounces sold                                                               698,337             777,512              758,635
Average price realized per ounce                                      $       362          $      384          $       388
Average market price per ounce                                        $       332          $      388          $       384
Revenue (millions of U.S. dollars)                                    $     252.6          $    298.9          $     294.6
Percentage of total revenue                                                    83%                 89%                  82%

Silver
------
Ounces sold                                                            10,037,753           7,098,417           12,234,835
Average price realized per ounce                                      $      5.26          $     5.41          $      5.40
Average market price per ounce                                        $      4.87          $     5.18          $      5.19
Revenue (millions of U.S. dollars)                                    $      52.8          $     38.4          $      66.1
Percentage of total revenue                                                    17%                 11%                  18%
--------------------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)                              $     305.4          $    337.3          $     360.7
--------------------------------------------------------------------------------------------------------------------------

The effects of changes in sales volume and prices were:

VARIANCES
thousands of U.S. dollars
Year ended December 31                                                     1997                 1996                1995
------------------------------------------------------------------------------------------------------------------------
Decrease in volume                                                     $(14,501)            $(20,412)           $(13,478)
Higher (lower) prices:
 Gold                                                                   (15,880)              (3,002)              1,135
 Silver                                                                  (1,506)                  --              (4,527)
------------------------------------------------------------------------------------------------------------------------
Decrease in gold and silver
 revenue from the previous year                                        $(31,887)            $(23,414)           $(16,870)
------------------------------------------------------------------------------------------------------------------------

The decrease in gold revenue from 1996 to 1997 was primarily due to lower gold prices realized ($362 per ounce in 1997 compared to $384 per ounce in 1996) and lower gold ounces produced at McCoy/Cove resulting from lower mill grades and recoveries, partially offset by increased gold production at Round Mountain resulting from more tons processed. The increase in silver revenues from 1996 to 1997 was due to increased production reflecting higher mill grades, partially offset by lower silver prices realized ($5.26 per ounce in 1997 versus $5.41 per ounce in 1996). The increase in gold revenue from 1995 to 1996 was primarily due to higher production resulting from more tons processed at Round Mountain and higher production resulting from more tons processed and higher grades at Kettle River, partially offset by lower production resulting from lower grades and recoveries at McCoy/Cove, lower production resulting from lower grades at Lupin and lower prices realized ($384 per ounce in 1996 vs. $388 per ounce in 1995). The decrease in silver revenue from 1995 to 1996 was due to lower production resulting from lower grades.

RESERVES
The following table presents ore reserves by property. These reserves were estimated by the Company. A description of each mine follows the "Reserves" and "Other Mineralization" sections. See "Risk Factors" for a discussion of items which could affect the Company's reserve estimates.

-------------------------------------------------------------------------------------------------------
Ore Reserves(1)
(thousands, except average grades)
(proven and probable at December 31)
                                                    1997                          1996          1995
                              ---------------------------------------------  ------------  ------------
                                         Average                  Contained     Contained     Contained
                                           grade   Contained    ounces (the   ounces (the   ounces (the
                                         (ounces      ounces      Company's     Company's     Company's
                                 Tons    per ton)     (100%)         share)        share)        share)
                              -------------------------------------------------------------------------
GOLD
-----
PRODUCING MINES:
 Round Mountain                 401,325    0.018       7,037          3,519         4,525         5,000
 McCoy/Cove                      24,737    0.037         915            915         1,183         1,526
 Lupin (2)                        2,018    0.269         543            543           443           685
 Kettle River                     1,734    0.196         339            339           370           330
                                                -------------------------------------------------------

Total producing mines                                  8,834          5,316         6,521         7,541
                                                -------------------------------------------------------

DEVELOPMENT PROPERTIES:
 Aquarius                        19,977    0.064       1,274          1,274         1,277            --
 Paredones Amarillos             46,993    0.032       1,482            889           775            --
 Alaska-Juneau(3)                    --       --          --             --            --         3,442
                                                -------------------------------------------------------

Total development properties                           2,756          2,163         2,052         3,442
                                                -------------------------------------------------------

Total gold                                            11,590          7,479         8,573        10,983
                                                -------------------------------------------------------

SILVER
------
McCoy/Cove                       24,737     1.88      46,525         46,525        53,858        62,913
                                                -------------------------------------------------------
Total silver                                          46,525         46,525        53,858        62,913
                                                -------------------------------------------------------

(1) The definitions of proven and probable ore are those used in Canada by certain provincial securities regulatory authorities and are set forth in National Policy No. 2-A. The definitions are substantially the same as those applied in the United States by the Securities and Exchange Commission which are based on definitions used by the United States Bureau of Mines and the United States Geological Survey. See "Glossary-Ore Reserves".
(2) In January 1998, the Company temporarily suspended operations at the Lupin mine pending a significant increase in the gold price. See "Lupin".
(3) In 1996, the Company decided not to proceed with development of its Alaska-Juneau project, wrote off its entire remaining investment in the project of $57.1 million and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. Alaska-Juneau's proven and probable reserves of 3.4 million ounces of gold were removed from the Company's ore reserves as of December 31, 1996. See "Alaska-Juneau."

The Company reports extractable (minable) ore reserves. Reserves do not reflect recovery losses in the milling or heap leaching processes, but do include allowance for dilution of ore in the mining process.

Ore reserves were estimated based on a gold price of $350 per ounce at December 31, 1997 ($375 per ounce at December 31, 1996 and 1995) and a silver price of $5.00 per ounce at December 31, 1997, 1996 and 1995. The market price for gold is currently below the level used in calculating reserves at December 31, 1997. If the market price for gold continues at its current level and the Company determines that its reserves should be calculated at a significantly lower gold price than that used at December 31, 1997, there would be a reduction in the amount of gold reserves. For example, the Company estimates that, based on extrapolation of information developed in reserve calculation, but without the same degree of analysis as required for reserve calculation, if the Company's reserves at December 31, 1997 were based on a price of $325 per ounce of gold, reserves at the operating properties would decrease approximately 8%. If the Company's reserves at December 31, 1997 were calculated at $375 per ounce of gold, reserves at the operating properties would increase approximately 3%. The Company estimates that such changes in gold price assumptions would not result in material impacts to reserve estimations for Aquarius and Paredones Amarillos. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

Change in Proven and Probable Reserves
--------------------------------------
The reconciliation of the change in proven and probable reserves from December 31, 1996 to December 31, 1997 is as follows.

                                                                                       (millions of ounces)
                                                                                     Gold              Silver
-------------------------------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 1996                                     8.6                53.9

 Extensions, discoveries and adjustments
  --  Round Mountain (1)                                                             (0.7)                 --
  --  McCoy/Cove                                                                       --                 0.8
  --  Lupin                                                                           0.3                  --
  --  Kettle River                                                                    0.1                  --

 Development property additions
  --  Aquarius                                                                        0.1                  --
  --  Paredones Amarillos                                                             0.1                  --

 Production (2)                                                                      (0.9)               (7.6)

 Change in gold price assumptions                                                    (0.1)               (0.6)
                                                                      ---------------------------------------

Proven and probable reserves at December 31, 1997                                     7.5                46.5
                                                                      ---------------------------------------
-------------------------------------------------------------------------------------------------------------

(1) In 1997, a new optimized open pit design was adopted at Round Mountain to increase cash flow and profitability and reduce cash operating costs over the life of the mine by eliminating the mining of lower-grade, higher-cost non-oxidized material. The new design reduces proven and probable ore reserves by 1.2 million ounces (the Company's share, 600,000 ounces).
(2) Production represents previously modeled, in-situ ounces mined during 1997; this amount does not reflect recovery losses from heap leaching and milling.

For further information on ore reserves for specific mines, see the mines' descriptions in "Business and Properties."

OTHER MINERALIZATION
The following table presents other mineralization by property. Other mineralization for producing mines and development properties is generally estimated by the Company.

---------------------------------------------------------------------------------------------------------------
Other Mineralization(1)
(thousands, except average grades) (at December 31)

                                               1997                          1996                  1995
                                ----------------------------------- --------------------- ---------------------
                                               Tons    Average            Tons   Average        Tons   Average
                                   Tons        (the      grade            (the     grade        (the     grade
                                  (100%   Company's    (ounces       Company's   (ounces   Company's   (ounces
                                 basis)      share)   per ton)          share)  per ton)      share)  per ton)
                               --------------------------------------------------------------------------------
GOLD
----
PRODUCING MINES:
Round Mountain                  142,264      71,132      0.016          52,958     0.015      36,340     0.021
McCoy/Cove                          635         635      0.025           1,473     0.029       6,767     0.036
Lupin (including Ulu) (2)         2,194       2,194      0.358           3,365     0.310       3,640     0.300
Kettle River                        149         149      0.174             282     0.181       1,097     0.186
                              --------------------------------------------------------------------------------

                                145,242      74,110      0.027          58,078     0.033      47,844     0.048
                              --------------------------------------------------------------------------------
DEVELOPMENT  AND OTHER
 PROPERTIES(3):
Aquarius                            826         826      0.062              --        --      23,465     0.055
Paredones Amarillos                 665         399      0.018              --        --      16,275     0.040
Alaska-Juneau (4)                    --          --         --              --        --      30,086     0.052
Chapada(5)                           --          --         --          56,700     0.012      56,700     0.012
Kingking(6)                          --          --         --         168,750     0.017     168,750     0.017


                                  1,491       1,225      0.048         225,450     0.016     295,276     0.024
                              --------------------------------------------------------------------------------

Total gold                      146,733      75,335      0.027         283,528     0.019     343,120     0.027
                              --------------------------------------------------------------------------------

SILVER
------
PRODUCING MINES:
McCoy/Cove                          635         635       0.99           1,473      1.36       6,767      0.65
                              --------------------------------------------------------------------------------
Total silver                        635         635       0.99           1,473      1.36       6,767      0.65
                              --------------------------------------------------------------------------------

                                             Tons                   Tons                   Tons
                                 Tons        (the   Average         (the    Average        (the    Average
                                (100%   Company's     grade    Company's      grade   Company's      grade
                               basis)      share)       (%)       share)        (%)      share)        (%)
                              ----------------------------------------------------------------------------
COPPER
------
DEVELOPMENT AND OTHER
 properties (3):
Chapada(5)                         --          --        --       56,700      0.43%      56,700      0.43%
Kingking(6)                        --          --        --      168,750      0.47%     168,750      0.47%
                              ---------------------------------------------------------------------------
Total copper                       --          --        --      225,450      0.46%     225,450      0.46%
                              ---------------------------------------------------------------------------

(1) Other mineralization has not been included in the proven and probable ore reserve estimates because even though enough drilling, trenching, and/or underground work indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially minable ore bodies until further drilling, metallurgical work, and other economic and technical feasibility factors based upon such work are resolved.
(2) In January 1998, the Company temporarily suspended operations at the Lupin mine pending a significant increase in the gold price. See "Lupin".

(3) The Company's construction and production decision at its development properties is dependent on the issuance of appropriate permits and the ability of the Company to obtain required financing. See "Development Programs."
(4) In 1996, the Company decided not to proceed with development of its Alaska-Juneau project, wrote off its entire remaining investment in the project of $57.1 million and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. Alaska-Juneau's other mineralization of 30.1 million tons at an average grade of 0.052 ounces of gold per ton was removed from the Company's ore reserves as of December 31, 1996. See "Alaska-Juneau."
(5) In 1996 and 1995, the Company owned an option entitling it to acquire a 50% direct interest in the Chapada property from Santa Elina Mines Corporation. The Company elected not to exercise this option in 1997. The Company owned 7% of the common shares of Santa Elina at year end 1995, 51% of the common shares at year end 1996, and 58% of the common shares at year end 1997. The Company had indirect Chapada interests of 6% in 1995, 42% in 1996 and 48% in 1997. In 1997, the Company wrote off its entire investment in Santa Elina of $143.6 million. The Company's share of Chapada's other mineralization of
    56.7 million tons at average grades of 0.012 ounces of gold per ton and 0.43% copper was removed from the Company's estimates of other mineralization as of December 31, 1997. See "Santa Elina".
(6) In 1997, the Company decided not to proceed with development of its Kingking project and wrote off its entire investment in the project of $50.0 million. The Company's share of Kingking's other mineralization of 168.8 million tons at average grades of 0.017 ounces of gold per ton and 0.47% copper was removed from the Company's estimates of other mineralization as of December 31, 1997. See "Kingking".

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated grades and recovery rates, the ability to secure financing, and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold and silver prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements. See "Risk Factors" for items which could affect forward-looking statements.

ROUND MOUNTAIN
The Company owns an undivided 50% interest in and operates the Round Mountain gold mine, acquired in 1985. Subsidiaries of Homestake Mining Company and Case, Pomeroy & Company, Inc., each own an undivided 25% interest in the mine. Mining equipment, crushing facilities, heap leaching facilities, milling facilities, gold extraction and recovery facilities, administration and maintenance buildings and other equipment are included in the joint venture.

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

In 1997, the joint venture partners implemented a new, optimized pit design which eliminates the mining of lower-grade, higher-cost non-oxidized material. While the new pit design is expected to result in increased cash flows over the life of the mine, it reduces Round Mountain's gold reserves by 1.2 million ounces of gold (the Company's share, 0.6 million ounces). The revision will result in mining being completed in nine years (assuming no new gold discoveries) plus four years of stockpile processing, compared with the previous plan of 14 years of mining plus seven years of stockpile processing.

Construction of an 8,000 ton per day mill to treat higher-grade non-oxidized ore was completed in the fourth quarter of 1997, at a total cost of $64 million (the Company's share, $32 million). The mill processed approximately 274,000 tons in its first 63 days of operation. The recovery during the initial quarter of operations was 60%. Efforts are underway to fine tune the process, and the facility is expected to recover up to 80-85% of the gold contained in non-oxidized ores by employing gravity concentration and cyanide leaching.

The following table sets forth operating data for the Round Mountain operation from 1993 through 1997. The Company's share of production is 50% of the ounces shown.

                                              1997       1996       1995        1994       1993
-----------------------------------------------------------------------------------------------
Gold produced (ounces)                     477,680    410,974    344,434     423,504    374,694
Mining cost/ton of ore and waste          $   0.65   $   0.69   $   0.61    $   0.53   $   0.60
Heap leaching cost/ton of ore             $   0.61   $   0.80   $   0.65    $   0.66   $   0.91
Milling cost/ton of ore                   $   4.38         --         --          --         --
Production cost/ounce of gold produced:
 Direct mining expense                    $    208   $    228   $    218    $    156   $    205
 Deferred stripping cost                         2         (2)       (23)          8         (7)
 Inventory movements and other                  (3)        (5)        --          12          3
                                          --------   --------   --------    --------   --------
  Cash operating cost                          207        221        195         176        201
 Royalties paid                                 22         32         31          32         26
 Production taxes                                4          4          4           8          5
                                          --------   --------   --------    --------   --------
  Total cash cost                              233        257        230         216        232
 Depreciation                                   39         51         62          51         67
 Amortization                                   18         18         20          20         20
 Reclamation and mine closure                    7          5          5           4          4
                                          --------   --------   --------    --------   --------
  Total production costs                  $    297   $    331   $    317    $    291   $    323
                                          --------   --------   --------    --------   --------
Capital expenditures (millions)(1)        $   30.7   $   17.5   $   11.7    $    8.7   $    6.6
Deferred (applied) mining
 expenditures (millions)(1)               $    1.0   $    0.4   $    4.0    $   (1.7)  $    1.3
Heap leached-reusable pad:
 Ore processed (tons/day)                   26,608     27,737     22,490      18,980     28,329
 Days of operation                             359        354        354         355        361
 Total ore processed (000 tons)              9,552      9,819      7,961       6,738     10,227
 Grade (ounce/ton)                           0.036      0.036      0.034       0.040      0.033
 Recovery rate (%)                            74.9       66.1       70.9        78.7       69.4
 Gold recovered (ounces)                   268,518    231,420    192,052     216,710    256,784
Heap leached-dedicated pad:
 Ore processed (tons/day)                  107,716     87,706     66,197      54,161     39,379
 Days of operation                             359        354        354         355        361
 Total ore processed (000 tons)             38,670     31,048     23,434      19,227     14,216
 Grade (ounce/ton)                           0.010      0.011      0.012       0.014      0.014
 Recovery rate (%)                              (2)        (2)        (2)         (2)        (2)
 Gold recovered (ounces)                   195,558    167,004    138,700     173,544     62,368
Milled:  (3)
 Ore processed (tons/day)                     n.m.         --         --          --         --
 Days of operation                              63         --         --          --         --
 Total ore processed (000 tons)                274         --         --          --         --
 Gold grade (ounce/ton)                      0.041         --         --          --         --
 Gold recovery rate (%)                       60.0         --         --          --         --
 Gold recovered (ounces)                     6,410         --         --          --         --
High grade ore processed: (4)
 Gold recovered (ounces)                     7,194     12,550     12,244      33,052     53,376
Other:
 Gold recovered (ounces)                        --         --      1,438         198      2,166
-----------------------------------------------------------------------------------------------

(1)  The Company's 50% share.
(2) For dedicated leach pads, a gold recovery rate cannot be calculated until leaching is complete. The eventual recovery rate is estimated to be approximately 50%.
(3) Construction of an 8,000 ton per day mill to treat higher-grade non-oxidized ore was completed in the fourth quarter of 1997.
(4) A high grade occurrence was discovered April 1992. A small gravity plant was constructed to recover these ounces.
n.m. Not meaningful.

Geology and Ore Reserves
------------------------
Gold mineralization in the Round Mountain deposit is associated with Tertiary volcanism and Caldera Formation. The deposit is hosted by a thick sequence of rhyolitic ash-flow tuffs deposited on a Paleozoic and Cretaceous basement.

------------------------------------------------------------------------------------------------------------------------
                                              Round Mountain Mine
                                              Ore Reserves(1)(2)
                                               December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                                                    Average grade
                                                                     Tonnage              of gold        Gold content(3)
                                                          (000's short tons)      (ounces per ton)        (000's ounces)
------------------------------------------------------------------------------------------------------------------------
Round Mountain pit                                                   257,537                 0.021                 5,372
Offloads and heap leach stockpiles (4)                               140,163                 0.011                 1,525
Mill stockpiles                                                        3,492                 0.037                   130
High grade ore                                                           133                 0.075                    10
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1997                                       401,325                 0.018                 7,037
------------------------------------------------------------------------------------------------------------------------

Proven                                                               295,138                 0.017                 4,982
Probable                                                             106,187                 0.019                 2,055
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1997                                       401,325                 0.018                 7,037
------------------------------------------------------------------------------------------------------------------------

Total Proven and Probable-1996                                       476,509                 0.019                 9,050
------------------------------------------------------------------------------------------------------------------------

(1) The Company's share is 50% of the reserves presented.
(2) See "Reserves" as to the estimation of proven and probable ore reserves.
(3) Reserves include allowances for dilution in mining but do not reflect losses in the leaching process. The average leach recovery rate for the reusable pad in 1997 was 75%. The eventual average recovery rate for the dedicated pad is estimated to be approximately 50%. The mill recovery rate was 60% in 1997 but is expected to increase to approximately 80-85%.
(4) The offloads consist of approximately 98 million tons of previously crushed, leached and rinsed ore. The heap leach stockpiles consist of approximately 42 million tons of previously unprocessed ore. Sampling and metallurgical testing conducted in 1994 and 1995 confirmed that this material can be profitably processed on the dedicated leach pads.

The cut-off grades are 0.006 ounce of gold per ton for oxides and 0.010 ounce per ton for non-oxides.

The prospective waste to ore ratio of pit ore is 0.94:1.

Mining and Processing
---------------------
Ore and waste rock was mined at a rate of approximately 197,000 tons per day in 1997 compared to 164,000 tons per day in 1996. The increase was due to an increased movement of stockpiled ore and previously leached material to the
dedicated pads and an increase in dedicated pad capacity in 1997.   All mined
material requires drilling and blasting prior to excavation. The open pit mining operation employs three 28-yard electric mining shovels, and seventeen 150-ton, eleven 190-ton and nine 85-ton mechanical haul trucks.

Gold recovery from ore occurs from four independent recovery operations. These include crushed ore (reusable pad) leaching, run-of-mine ore (dedicated pad) leaching, gravity concentration, and, beginning in the fourth quarter of 1997, the milling of higher grade non-oxidized ore as discussed below. Beginning in 1993 the Company began processing the lower grade ore on the run-of-mine leach pads. Recovery rates for crushed ore have increased and lower grade ore and some material previously hauled to the waste dumps is being leached on the run-of-mine leach pads.

Heap leaching is used to recover gold below a cut-off grade of 0.018 ounce per ton. Ore is crushed to less than 3/4 inches at a rate of 30,000 tons per day and conveyed to two parallel 1.5 million square foot asphalt reusable leach pads. This ore is leached for approximately 100 days, rinsed, removed and placed on the dedicated leach pad and releached there. Most of the contained gold is released on the reusable pad within the first 90 days, but Round Mountain has determined that sufficient gold values remain to justify additional leaching on the low-cost dedicated pad over a period of years. Heap leach production from the reusable pad was higher compared to 1996 due to higher recoveries partially offset by lower tonnages. In 1997, the 26,608 tons of ore per day were processed on the reusable heap leach pad, compared to 27,737 tons per day in 1996. For a general description of Round Mountain's mining and heap-leach recovery process see page 51.

Lower grade ore (down to a cut-off grade of 0.006 ounce per ton for oxidized ores and 0.010 ounce per ton for non-oxidized ores) and ore removed from the reusable leach pad is transported directly to a dedicated run-of-mine leach pad at a rate which averaged 108,000 tons per day in 1997, compared to 88,000 tons per day in 1996 resulting in higher production from the dedicated pad. Ore is placed in 50 foot thick layers for leaching. After completion of an initial leaching cycle of approximately 100 days, additional layers of ore are placed until the heap reaches an ultimate height of 300 feet. The dedicated leach pad
is constructed in phases as capacity is needed.   The existing dedicated leach
pad covers approximately 16.4 million square feet and has a capacity of approximately 131 million tons.

In February 1998, construction of a 7.87 million square foot dedicated pad facility and solution pumping system was completed, sufficient to treat ore mined through 1999.

Gravity concentration is applied only to very high grade ore containing coarse gold. A 500 ton per day gravity recovery plant was constructed in 1992 to process ore from a small but very high grade vein excavated within the main Round Mountain ore body. The gravity plant is expected to produce 4,000 ounces in 1998.

Construction of an 8,000 ton per day mill to treat higher-grade non-oxidized ore was completed in the fourth quarter of 1997, at a total cost of $64 million (the Company's share, $32 million). The mill processed approximately 274,000 tons in its first 63 days of operation. The recovery during the initial quarter of operations was 60%. Efforts are underway to fine tune the process, and the facility is expected to recover up to 80-85% of the gold contained in non-oxidized ores by employing gravity concentration and cyanide leaching.

In 1998, Round Mountain is expected to produce about the same amount of gold as 1997's production of 477,680 ounces (the Company's share, 238,840). See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

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

During 1996, the Company recorded a $30.0 million provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall. The cost estimate underlying the provision is based on an evaluation of the total tons to be removed and the associated costs, both of which will be further refined during the first half of 1998. In March 1998, The Company sold forward 270,000 ounces of gold, related to McCoy/Cove production, at an average price of $319 per ounce and 16.0 million ounces of silver at an average price of $6.01 per ounce, with delivery dates from 1998 to 2001. Based on this current hedge position, the Company plans to proceed with the pit wall remediation in the second half of 1998. By December 31, 1997, total spending for the pit wall stabilization was $5.6 million.

In 1997, the Company conducted a major review of the life-of-mine plans for its producing properties, and as a result, recorded a $47.0 million provision for impaired assets related to McCoy/Cove. The need for and the amount of the provision was determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

In January 1998, in light of the fall in gold prices during 1997, the Company decided to scale back operations at McCoy/Cove. As a result, the McCoy/Cove work force was reduced by approximately 20%. Mining activities were refocused on the higher-margin mill ounces from the Cove pit. Mining was temporarily discontinued in the smaller, higher-cost McCoy pit. Based on a reengineered McCoy pit design, mining is scheduled to resume at the McCoy pit near the end of the first quarter of 1998 at a lower cost.

The following table sets forth operating data for the McCoy/Cove operation from 1993 through 1997.

                                                1997         1996          1995          1994          1993
-----------------------------------------------------------------------------------------------------------
Gold produced (ounces)                       187,034      271,731       310,016       359,360       395,608
Silver produced (ounces)                  11,021,708    7,102,348    11,905,806    10,443,151    12,454,338
Mining cost/ton of ore and waste         $      0.74   $     0.72   $      0.67   $      0.68   $      0.74
Heap leaching cost/ton of ore            $      1.70   $     1.68   $      2.32   $      1.09   $      1.29
Milling cost/ton of ore                  $      8.82   $     9.50   $     10.67   $     10.09   $      9.28
Production cost/ounce of gold produced:
  Direct mining expense                  $       276   $      286   $       206   $       191   $       187
  Deferred stripping cost                        (10)         (16)           15             6             3
  Inventory movements and other                    5            1            (4)           (3)           --
                                         -----------   ----------   -----------   -----------   -----------
  Cash operating cost                            271          271           217           194           190
  Royalties                                        3            5             5             6             5
  Production taxes                                (1)           4             7             9             7
                                         -----------   ----------   -----------   -----------   -----------
  Total cash cost                                273          280           229           209           202
  Depreciation                                    66           71            53            48            41
  Amortization                                    44           46            46            43            45
  Reclamation and mine closure                    10            8             5             5             5
                                         -----------   ----------   -----------   -----------   -----------
   Total production cost                 $       393   $      405   $       333   $       305   $       293
                                         -----------   ----------   -----------   -----------   -----------
Average gold-to-silver price ratio(1)           67:1         75:1          74:1          73:1          85:1
Capital expenditures (millions)          $       2.2   $      7.3   $       8.6   $       5.2   $       6.7
Deferred (applied) mining
  expenditures (millions)                $       3.7   $      6.0   $      (7.3)  $      (3.0)  $      (1.5)
Heap leached:
  Ore processed (tons/day)                    17,840       16,671        11,966        21,682        24,090
  Days of operation                              364          364           364           364           371
  Total ore processed (000 tons)               6,494        6,068         4,355         7,892         8,938
  Gold grade (ounce/ton)                       0.018        0.018         0.018         0.013         0.017
  Silver grade (ounce/ton)                      0.29         0.27          0.49          0.48          0.88
  Gold recovery rate                              (2)          (2)           (2)           (2)           (2)
  Silver recovery rate                            (2)          (2)           (2)           (2)           (2)
  Gold recovered (ounces)                     55,129       66,834        59,910        66,617       100,136
  Silver recovered (ounces)                  396,928      513,227       877,463       940,652     2,406,939
Milled:
  Ore processed (tons/day)                     9,315        9,031         7,275         7,307         7,708
  Days of operation                              364          364           364           364           371
  Total ore processed (000 tons)               3,391        3,287         2,648         2,660         2,860
  Gold grade (ounce/ton)                       0.061        0.086         0.113         0.140         0.113
  Silver grade (ounce/ton)                      4.54         3.14          5.27          5.29          4.62
  Gold recovery rate (%)                        64.3         79.5          82.4          80.3          90.0
  Silver recovery rate (%)                      69.7         73.5          78.8          70.1          71.0
  Gold recovered (ounces)                    131,905      204,897       250,106       292,743       295,472
  Silver recovered (ounces)               10,624,780    6,589,121    11,028,343     9,502,499    10,047,399
-----------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------------
                                                         McCoy/Cove Mine
                                                         Ore Reserves(1)
                                                        December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
                                          Tonnage                   Average grade                             Content(2)
                               (000's short tons)                (ounces per ton)                         (000's ounces)
                             --------------------     ------------------------------------    ------------------------------
                                                              Gold            Silver                  Gold            Silver
                                                      ------------------  ----------------    ------------------  ----------
Cove Pit                                   15,529            0.041              2.39                   631            37,143
West Contact of McCoy Pit                   4,519            0.030                --                   136                --
Stockpiles                                  4,689            0.031              2.00                   148             9,382
----------------------------------------------------------------------------------------------------------------------------
Proven and Probable-1997                   24,737            0.037              1.88                   915            46,525
----------------------------------------------------------------------------------------------------------------------------

Proven                                     14,157            0.038              1.96                   533            27,767
Probable                                   10,580            0.036              1.77                   382            18,758
----------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1997             24,737            0.037              1.88                   915            46,525
----------------------------------------------------------------------------------------------------------------------------

Total Proven and Probable-1996             35,379            0.033              1.52                 1,183            53,858
----------------------------------------------------------------------------------------------------------------------------

(1) See "Reserves" as to the estimation of proven and probable ore reserves.
(2) Reserves include allowances for dilution in mining but do not reflect losses in the recovery process. Recovery rates for the life-of-mine are estimated to be 69% for gold and 67% for silver.

The gold-equivalent cut-off grades are 0.008 ounce per ton for oxides and 0.053 ounce per ton for sulfides.

The prospective waste-to-ore ratio is 3.3:1.

Mining and Processing
---------------------
Ore and waste rock was mined at a rate of approximately 148,000 tons per day in 1997, a decrease compared to 174,000 tons per day in 1996. Additionally in 1997, 14,000 tons per day were mined as part of the Cove pit wall instability remediation. Mining during 1997 was from deeper levels of the Cove pit resulting in lower production levels compared to 1996. All material requires drilling and blasting prior to excavation. The open pit mining operation employs four 23-yard hydraulic mining shovels, one 23-yard wheel loader, ten 150-ton and ten 190-ton mechanical haul trucks. Gold recovery from ore occurs from a 10,000 ton per day mill and from crush and run-of-mine heap leaching operations.

Stockpiled ore decreased slightly from 4.9 million tons in 1996 to 4.7 million tons in 1997. The Company expects the stockpiled ore to fluctuate as a function of the mine plan. Mining operations are expected to run through 2000, with the processing of the stockpiled ore continuing through 2002.

The Company mines at this high rate to minimize the time and expense required to keep the Cove pit dewatered. Water pumped out of the Cove pit averaged 17,500 gallons per minute at the end of 1997. Water flows are projected to increase in future years. The Company uses infiltration ponds for water pumped from the mine.

A 10,000 ton per day mill utilizes flotation and agitation leach circuits to recover gold and silver from high grade oxide ore and sulfide ores not amenable to heap leaching. The mill was expanded in 1996 from 7,500 tons per day which has resulted in improved recoveries of sulfide ore by increasing processing time. For a general description of McCoy/Cove's mining and mill recovery process, see page 50.

The ore mined from the Cove pit was all oxide in the early years of production. Oxide ore is replaced by sulfide ore at depth. Almost all of the remaining ore at Cove is sulfide. Overall recovery rates and production levels decline as more sulfides are processed. In the second half of 1997, McCoy/Cove began processing carbonaceous ore that had in past years been mined from the Cove pit and stockpiled.

The mill processed less sulfide and more carbonaceous ore in 1997 compared to 1996. Mill throughput averaged 9,315 tons per day in 1997 compared to 9,031 in 1996. Gold production decreased and silver production increased compared to 1996. Gold production decreased due to lower grades and lower recovery from carbonaceous ores. Silver production increased due to higher grades and greater throughput, slightly offset by lower recovery from carbonaceous ores.

Heap leach gold production was lower compared to 1996 due to lower recoveries from McCoy ores. The heap leach crusher averaged 11,444 tons per day in 1997 compared to 10,168 tons per day in 1996 with the balance of lower grade heap leach ore being processed uncrushed, for a total of 17,840 tons per day in 1997 versus 16,671 tons per day in 1996. The increased tonnage is due to higher crusher throughput and a higher quantity of run-of-mine ore in 1997. Heap leach silver production decreased in 1997 compared to 1996 due to lower recoveries.

The Company finished mining the high grade sulfide zone at Cove in 1995. The lower grade of the remaining sulfides, coupled with lower recovery rates, meant lower production from sulfides during 1997 and 1996. Production is expected to continue to decrease over the remaining life of the mine.

In 1998, McCoy/Cove is expected to produce about 10% to 15% less gold compared to the 187,034 ounces produced in 1997. Silver production is expected to decrease about 25% to 30% from the 11.0 million ounces produced in 1997. The expected decrease in gold and silver production in 1998 is due to the expected lower grades and recovery rates as well as the decision to postpone the mining and processing of lower grade, higher-cost ores from the McCoy pit. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

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

In 1995, the Company purchased the Ulu property, located approximately 100 miles north of Lupin, from BHP Minerals for $10 million. A 5% net smelter royalty is payable to BHP after the recovery of 675,000 ounces of gold. The Ulu property has approximately 1.5 million minable tons of other mineralization at an average grade of 0.374 ounces of gold per ton. The deposit is open on strike and down dip. In the third quarter of 1997, the Company deferred further development of Ulu in light of the downturn in gold prices. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

In 1997, the Company conducted a major review of the life-of-mine plans for its producing properties, and, as a result, recorded a $65.0 million provision for impaired assets related to the Lupin and Ulu properties. The need for and the amount of the provision was determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

In January 1998, the Company temporarily suspended operations at the Lupin mine until the gold price improves significantly. By the end of the first quarter of 1998, preparation of the mine and facilities to continue in a care and maintenance mode are expected to be complete. Annual care and maintenance cost are estimated to be approximately $2.5 million. As a result of the suspension of operations, Lupin terminated approximately 500 employees.

During the period of suspension, the Company will complete a study to determine the optimal operating and economic parameters which would allow the resumption of production. During this period, a small group of maintenance and security personnel will be employed to monitor the mine and facilities.

The table below sets forth operating data for the Lupin mine from 1993 through 1997.

                                                1997             1996             1995             1994             1993
-----------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                       165,335          166,791          172,110          180,052          217,504
Mining cost/ton of ore                     C$  46.09        C$  44.08        C$  44.23        C$  40.45        C$  35.54
Milling cost/ton of ore                    C$  11.77        C$  12.39        C$  12.26        C$  12.03        C$  12.27
Production cost/ounce of gold  produced:
 Canadian dollars:
  Direct mining expense                    C$    381        C$    411        C$    423        C$    375        C$    291
  Deferred mine development                       13               (4)             (22)              (4)               5
  Inventory movements and other                   (1)               1                4                4               13
                                            --------         --------         --------         --------         --------
   Cash operating cost                     C$    393        C$    408        C$    405        C$    375        C$    309
                                            --------         --------         --------         --------         --------
 U.S. dollars:
  Cash operating cost                     US$    284       US$    299       US$    296       US$    274       US$    240
  Royalties                                       --               --               --               --               --
  Production taxes                                --               --               --               --               --
                                            --------         --------         --------         --------         --------
   Total cash cost                               284              299              296              274              240
  Depreciation                                    71               71               68               64               59
  Amortization                                    24               21               19               16               17
  Reclamation and mine closure                    14                8                7                6                7
                                            --------         --------         --------         --------         --------
   Total production cost                  US$    393       US$    399       US$    390       US$    360       US$    323
                                            --------         --------         --------         --------         --------
Capital expenditures (millions US$)         $   12.3         $   15.7         $   14.5         $    8.5         $    4.5
Deferred (applied) mining
 expenditures (millions US$)                $   (1.8)        $    0.2         $    2.8         $    0.5         $   (0.9)
Milled:
 Ore processed (tons/day)                      2,167            2,111            1,986            2,241            2,297
 Days of operation                               364              364              364              364              371
 Total ore processed (000 tons)                  789              768              723              816              852
 Grade (ounce/ton)                             0.226            0.235            0.258            0.238            0.272
 Recovery rate (%)                              92.6             92.5             92.5             92.9             93.7
-----------------------------------------------------------------------------------------------------------------------------

Geology and Ore Reserves
------------------------
Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age. Gold is associated with pyrrhotite, arsenopyrite and quartz.

                                                        Lupin Mine
                                                      Ore Reserves(1)
                                                     December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                                                     Average grade
                                                                     Tonnage               of gold       Gold content(2)
                                                          (000's short tons)      (ounces per ton)        (000's ounces)
------------------------------------------------------------------------------------------------------------------------
Center Zone                                                              743                0.282                   210
East Zone                                                                202                0.221                    45
West Zone                                                              1,073                0.269                   288
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1997                                         2,018                0.269                   543
------------------------------------------------------------------------------------------------------------------------

Proven                                                                 1,454                0.275                   400
Probable                                                                 564                0.254                   143
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1997                                         2,018                0.269                   543
------------------------------------------------------------------------------------------------------------------------

Total Proven and Probable-1996                                         1,576                0.281                   443
------------------------------------------------------------------------------------------------------------------------

(1) See "Reserves" as to the estimation of proven and probable ore reserves.
(2) Reserves do not reflect losses in the milling process but do include allowance for dilution of ore in the mining process. The mining recovery factor was estimated at 85%. The average mill recovery rate in 1997 was 92.6%.

The cut-off grade used in the reserve calculation is 0.146 ounce of gold per ton at the upper levels of the mine and 0.204 ounce of gold per ton at the lower levels of the mine.

Mining and Processing
---------------------
Access to the Lupin underground mine, removal of ore and waste, and movement of personnel within the mine, is by a shaft developed to a depth of 3,970 feet and by a ramp driven to a depth of 4,430 feet.

The ore in the Center and East Zones has been mined by the sub-level, long-hole open stoping method. Mining of the narrower West Zone has also been by the long-hole open stoping method, although it has been a more costly zone to mine than the Center Zone. In 1995, Lupin incorporated "pastefill", which is composed of mine tailings and cement, into the stoping sequence.

After the ore is mined, it is hoisted to the surface for processing and recovery of gold in a 2,300 ton per day mill, where the recovered gold is cast in dore bars prior to being shipped off site. The mill processed 2,167 tons per day in 1997 compared to 2,111 tons per day in 1996. Ore grades were lower in 1997 than in 1996, which resulted in a slight reduction in gold production in 1997.

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

During 1997, a study was completed which determined that an internal winze was feasible to access ore below the current depth of the ramp. The winze will allow the hoisting of ore from the deeper areas of the mine, replacing the costly trucking methodology currently used. During the period of suspended operations, a study will be completed to determine the optimal operating parameters to allow a resumption of operations.

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

All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife. Personnel are transported from these locations and from Kugluktuk (formerly Coppermine) and Cambridge Bay in the Nunavut Settlement Area of the Northwest Territories. Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine as the most economical way of transporting bulk items, including fuel, to the mine. During the 1998 winter road season, a small amount of fuel will be delivered to Lupin along with other supplies which Lupin committed to purchasing prior to the suspension of operations. The cost of the fuel and other supplies amount to approximately $1.5 million. Costs of operating the winter road during the suspension of operations will have minimal financial impact on the Company, as there will be cost recovery through third party user fees. The timing of the decision to resume operations at Lupin will be dependent on the availability of the winter road, as well as the market price of gold and the results of the Company's optimization studies.

In order to operate the winter road, the Company is required to obtain certain permits from the government of the Northwest Territories. To date, the Company has experienced no significant difficulties in obtaining these permits. The winter road is usable for approximately 12 weeks each year beginning in mid-January during which time tractor-trailers can transport all of the Company's annual requirements for diesel fuel, chemical reagents and certain other supplies. There are on-site facilities for the storage of approximately 5.4 million U.S. gallons of diesel fuel, which is in excess of the mine's annual requirements. At January 31, 1998, approximately 1.1 million U.S. gallons of diesel fuel was on-site. This fuel, along with an additional 0.6 million U.S. gallons of diesel fuel that was trucked to the site in March 1998, will be sufficient to sustain Lupin in a care and maintenance mode until early 1999.

Surface facilities at the Lupin mine include a 6,300-foot compacted gravel airstrip with an instrument landing and navigation system and runway lighting. Supplies and personnel that must be brought in by air are transported principally on a leased Boeing 727, which carries up to 114 passengers, or up to 35,000 pounds of freight, or a combination of both passengers and freight. The Company is assessing the marketability of certain assets not related to the mining operations, including assets such as the Boeing 727 and its hangar facilities.

Voice and data communications with the Lupin mine are maintained via satellite, which provides for uninterrupted communications regardless of adverse weather conditions. Satellite communications will be continued during the suspension of operations.

Water Supply and Waste Disposal
-------------------------------
Water for mining, milling and domestic use is obtained on site by pumping from Contwoyto Lake. Tailings from the mill are pumped into a tailings pond or pumped underground as part of the paste-backfill. In 1997, approximately 32% of tailings were placed underground as paste-backfill. Water from the tailings pond is processed through a water treatment plant and monitored for compliance with Northwest Territories' standards prior to discharge. The Company's water license, which is renewable on application, expires May 31, 2000.

KETTLE RIVER
The Kettle River properties are located in Ferry County in the State of Washington and cover approximately 15,045 acres through patented and unpatented mining claims and fee lands.

In 1997, the Company conducted a major review of the life-of-mine plans for its producing properties, and, as a result, recorded a $15.0 million provision for impaired assets related to Kettle River. The need for and the amount of the provision was determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

The following table sets forth operating data for the Kettle River operation from 1993 through 1997.

                                                      1997              1996             1995             1994            1993
------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                             129,866           124,910          100,419           66,782          73,431
Mining cost/ton of ore                            $  21.53          $  21.12         $  22.60          $ 11.06         $ 16.12
Milling cost/ton of ore                           $  10.58          $  11.96         $  12.76          $ 13.54         $ 12.80
Production cost/ounce of gold produced:
 Direct mining expense                            $    231          $    190         $    237          $   225         $   281
 Deferred mine development                              --                --               --               --              --
 Inventory movements and other                          (4)               11               (7)              28              (6)
                                                  --------          --------         --------          -------         -------
  Cash operating cost                                  227               201              230              253             275
 Royalties                                              14                10                8                5              10
 Production taxes                                        2                 2                2                2               2
                                                  --------          --------         --------          -------         -------
  Total cash cost                                      243               213              240              260             287
 Depreciation                                           54                59               74               95              76
 Amortization                                           36                45               45               45              53
 Reclamation and mine closure                           12                 8                7                6               2
                                                  --------          --------         --------          -------         -------
  Total production cost                           $    345          $    325         $    366          $   406         $   418
                                                  --------          --------         --------          -------         -------
Capital expenditures (millions)                   $    3.8          $    8.8         $    9.5          $  10.0         $   7.9
Deferred (applied) mining
 expenditures (millions)                          $     --          $     --         $     --          $    --         $    --
Milled:
 Ore processed (tons/day)                            2,118             1,652            1,504            1,438           1,551
 Days of operation                                     364               364              364              364             371
 Total ore processed (000 tons)                        771               601              548              523             575
 Grade (ounce/ton)                                   0.197             0.240            0.212            0.149           0.146
 Recovery rate (%)                                    85.4              86.5             86.6             85.6            87.7
------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------
                                                    Kettle River
                                                   Ore Reserves(1)
                                                  December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                                                     Average grade
                                                                     Tonnage               of gold       Gold content(2)
                                                          (000's short tons)      (ounces per ton)        (000's ounces)
------------------------------------------------------------------------------------------------------------------------

Lamefoot                                                                 923                0.201                   185
K-2                                                                      811                0.189                   154
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1997                                         1,734                0.196                   339
------------------------------------------------------------------------------------------------------------------------

Proven                                                                 1,237                0.194                   247
Probable                                                                 497                0.186                    92
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1997                                         1,734                0.196                   339
------------------------------------------------------------------------------------------------------------------------

Total Proven and Probable-1996                                         1,987                0.186                   370
------------------------------------------------------------------------------------------------------------------------

(1) See "Reserves" as to the estimation of proven and probable ore reserves.
(2) Reserves do not reflect losses in the milling process but do include allowance for dilution in the mining process. The average mill recovery rate of gold in 1997 was 85.4%.

Cut-off grades are 0.102 ounce of gold per ton at Lamefoot and 0.139 ounce of gold per ton at K-2.

Mining and Processing
---------------------
At Kettle River, a series of deposits are mined to feed a central mill. In 1997, approximately 70% of ore milled came from Lamefoot. Production commenced at K-2, the sixth deposit developed at Kettle River, in January 1997. Lamefoot commenced production in December 1994.

Development of the Lamefoot project began during 1992 when the portal was collared. By December 1994, 17,500 feet of drifting was complete. Lamefoot achieved full production in June 1995, at a rate of 1,500 tons per day. Longhole open stoping is utilized as the mining method, with delayed backfill. Zones with ore widths of 50 feet utilize cemented backfill in primary stopes and unconsolidated fill in secondary stopes. Zones under 50 feet in width are filled with unconsolidated fill. Ore is removed from the stopes using remote control muckers and hauled to the surface using 26-ton haul trucks. Total Lamefoot ore production in 1997 was 548,889 tons. Ore production for 1998 is expected to be 505,000 tons.

In December 1994, surface excavation for building construction and portal clearing commenced at K-2. The portal was collared in March 1995 and a total of 10,629 feet of development was completed by the end of 1996. Stope development began in the fourth quarter of 1996 and production commenced in January 1997. The mining method is similar to Lamefoot, longhole open stoping, but due to the narrow widths, cemented fill is required in the South zone. Total K-2 ore production in 1997 was 229,525 tons. Ore production for 1998 is expected to be approximately the same number of tons as in 1997.

Mining operations are expected to continue through at least the year 2000 at Kettle River depending upon the success of the Company's exploration activities.

Ore from all sources is trucked to the Kettle River mill where the recovered gold is cast into dore bars prior to shipping off site. The mill processed approximately 2,100 tons of ore per day in 1997, compared to 1,700 tons per day in 1996. Production increased compared to 1996 due to increased tonnages offset partially by lower grades.

In 1998, Kettle River is expected to produce about 15% less gold compared to the 129,866 ounces produced in 1997. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

DEVELOPMENT PROGRAMS
Aquarius
--------
During the third quarter of 1997, the Company deferred a final construction decision on the Aquarius project until the gold price improves significantly.

The Company owns 100% of the Aquarius project which is located in Macklem Township 40 kilometers east of Timmins, Ontario, Canada. The City of Timmins is centrally located in northeastern Ontario on Highway 101 approximately 700 kilometers, by road, northwest of Toronto. All-weather primary highways connect with Thunder Bay to the west and North Bay, Sudbury and Toronto to the south. The project site is located two kilometers south of Highway 101.

The project site is on a group of 12 patented claims that grant the Company fee simple title. The patents are part of a larger land package of leased and staked claims that cover most of the northern portion of Macklem Township. Environmental work on the project commenced in May 1995 and the Company expects completion, to the point of obtaining the necessary project permits, in the second quarter of 1998.

Aquarius has 1,274,000 ounces of proven and probable gold reserves at December 31, 1997 (20.0 million tons of ore at an average grade of 0.064 ounce per ton) including 401,000 ounces of proven gold reserves (6.0 million tons of ore at an average grade of 0.066 ounce per ton) and 873,000 ounces of probable gold reserves (14.0 million tons of ore at an average grade of 0.063 ounce per ton). The reserves were based on a cutoff grade of 0.014 ounces per ton. The cutoff grade was based on a price of $350 per ounce of gold. The gold recovery is expected to be 95%. The waste-to-ore ratio is expected to be 6.5:1.

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

By the end of 1997, the Company neared completion of the frozen earth system around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. The circumference of the freeze system is 12,000 ft (2.25 miles, equivalent to 3.66 km). The system includes over 600,000 linear feet of drilling in more than 2,300 holes spaced 6.3 feet apart. This will allow an adequate distance between the holes to provide a solid barrier, and it will allow the holes to penetrate the bedrock which has little water flow. The process has been used successfully in construction and underground mining for over 100 years. The process involves circulating a brine solution that is cooled with refrigeration units, through the holes which will remove the heat from surrounding material and allow it to freeze. The Company expects that it will take approximately four months for this process to entirely freeze the wall to prevent water from leaking through the glacial overburden. The Company does not plan to operate the frozen earth system during the period of project deferral.

The first planned stage of mining will be removal of the clay and sand overburden. The rock mining stage will produce all of the ore to be milled. Because of the shape of the deposit, the pit will have two separate bottoms with a ridge of waste rock separating them. Mining will be phased to exploit the more northerly of the two segments first.

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

Based on the current mine plan, the average annual production rate is expected to be 166,000 ounces; average cash operating costs are expected to be $218 per ounce, depreciation and amortization is expected to be $94 per ounce and reclamation is expected to be $4 per ounce for a total production cost of $316 per ounce. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

During the operating phase of the mine, the total site workforce is expected to consist of approximately 215 people.

Powerline and substation construction was completed in 1997. Tree clearing and road construction were started, but completion was deferred. The remainder of the engineering, procurement, and construction activities are currently deferred until the gold price improves.

The Company capitalized $39.9 million of Aquarius project expenditures in 1997 and $6.1 million in 1996. The Company expects to expense development holding costs of approximately $1.5 million related to the Aquarius project in 1998. The Company incurred acquisition costs of $7.8 million in 1995.

Paredones Amarillos
-------------------
During the third quarter of 1997, the Company deferred a final construction decision on the Paredones Amarillos project until the gold price improves significantly.

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

The site can be accessed from paved state highways followed by 10 kilometers of gravel road that the joint venture will upgrade to provide safe access to the proposed operation, and 7 kilometers of new gravel road to be constructed over a current jeep trail.

The joint venture has routinely received approvals for exploration activities. The joint venture expects that Mexico's environmental agencies will similarly approve the proposed mine development. Since Mexico has recently developed a sophisticated system of environmental regulations, the joint venture has maintained an ongoing dialogue with agency staff to ensure that all regulatory requirements are identified. The most significant environmental permitting requirements include: receiving approval of a recently submitted Environmental Impact Statement; obtaining a Change in Land Use permit; issuance of a Construction License; and issuance of an Operating License. In 1997, the Company received approval for the Environmental Impact Statement and obtained a Change in Land Use permit.

Paredones Amarillos has 1,482,000 ounces of proven and probable gold reserves (the Company's share, 889,200 ounces) at December 31, 1997 (47.0 million tons of ore at an average grade of 0.032 ounce per ton) including 376,000 ounces of proven gold reserves (11.0 million tons of ore at an average grade of 0.034 ounce per ton) and 1,106,000 ounces of probable gold reserves (36.0 million tons of ore at an average grade of 0.031 ounce per ton). The reserves were based on a cutoff grade of 0.014 ounce per ton.

The cutoff grade was based on a price of $350 per ounce of gold. The gold recovery rate is expected to be 91%.

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

Ore and waste rock will be open pit mined from 10 meter high benches with an expected waste-to-ore ratio of 4.4:1 using blasting followed by conventional open pit methods. Current plans call for three 13.5-yard excavators and a maximum of thirteen 95-ton rear dump haul trucks to be used. Ore will be delivered to a primary gyratory crusher. The ore will then be reduced further by means of a semiautogenous grinding mill and two ball mills. Following the whole-ore-leach circuit, gold will be recovered using a carbon adsorption-desorption recovery process. The barren (stripped of gold) solution will be sent to the acidification, volatilization and recovery process to recover cyanide, which will be recycled back to the leach cycle. The mill has been designed to process 11,000 tons per day. The tailings impoundment facilities will include the main embankment, a lined decant pond, the lined impoundment pond, and a groundwater monitoring system.

Based on the current mine plan, the mine is expected to produce an average of 128,000 ounces of gold per year (the Company's share, 77,000 ounces); average cash operating costs are expected to be $223 per ounce, depreciation and amortization is expected to be $72 per ounce and reclamation is expected to be $6 per ounce for a total production cost of $303 per ounce. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995."

The Comision Federal de Electricidad ("CFE") provides diesel-generated electrical power to Baja California Sur through a grid. A new power line under construction from La Paz to Cabo San Lucas is anticipated to supply power to the site. The joint venture will construct a new 18 kilometer transmission line which will connect with the new line to the north of the mine site.

Water rights for the project have been purchased, or are under option agreements, totaling 1.8 million cubic meters annually. Water acquisitions have been from a basin northwest of the project. Adequate water supplies for the life of the mine are available.

The joint venture expects that all employees will be Mexican nationals except for the general manager, the operations manager and the mill manager. The number of employees will range from 250 to 300 during the life of the mine.

Detail engineering and limited procurement began in February 1997, and by the end of 1997, these activities were estimated to be 45% complete.


The Company capitalized $8.0 million of Paredones Amarillos project expenditures in 1997 and $6.6 million in 1996. The Company expects to expense development holding costs of approximately $0.9 million in 1998.

OTHER PROJECTS
Kingking
--------
The Company's option interest in the Kingking project required the delivery of a bankable feasibility study by October 25, 1997, or the remittance of option delay payments of $750,000 per month for the first six months and $1.0 million per month for the subsequent six months. The terms of the Kingking option agreement, which included a $67.0 million option exercise price to be paid in 1998, plus a contingent payment of up to $18.0 million based upon the extent of the defined mineralization, rendered the project totally uneconomic. The Company elected not to exercise its option and no delay payments have been or will be made. Following a $50.0 million write-down recorded in the third quarter of 1997, the carrying values of Kingking's assets are nil (see note 9 to the consolidated financial statements). The Company's share of Kingking's other mineralization of 168,750 tons at average grades of 0.017 ounces of gold per ton and 0.47% copper was removed from the Company's estimates of other mineralization as of December 31, 1997.

Santa Elina
-----------
On July 16, 1996, the Company completed a series of transactions with Santa Elina Gold Corporation ("Santa Elina") and Sercor Ltd. ("Sercor", a private company that owned 67% of Santa Elina). The transactions enabled the Company to increase its ownership of the outstanding common shares of Santa Elina from 7% to 50% by issuing 8,830,915 common shares. The Company increased its ownership of Santa Elina to 58% through additional share purchases totaling $7.0 million and through shares acquired when the Company's joint venture partner exercised its right to repay $13.5 million of outstanding loans from the Company maturing in September 1997 by transferring shares in Santa Elina pledged as collateral. See note 5 to the Company's consolidated financial statements.

The Company is attempting to sell part or all of its 58% interest in Santa Elina. In light of current market conditions for gold and copper, the joint venture has terminated all programs and activities and moved Santa Elina into a care and maintenance phase. Santa Elina currently does not have sufficient cash or other sources of liquidity to continue its operations. Sercor and the Company have not committed to invest any additional funds in Santa Elina. As a result, it is uncertain whether Santa Elina will be able to continue to develop its assets or to continue in business.

In the third and fourth quarters of 1997, the Company wrote off its entire investment in Santa Elina of $143.6 million (see note 9 to the consolidated financial statements). The Company's share of Santa Elina's other mineralization of 56.7 million tons at average grades of 0.012 ounces of gold per ton and 0.43% copper was removed from the Company's estimates of other mineralization as of December 31, 1997.

The Company included $8.8 million of Santa Elina spending in exploration expense in 1997.

Kuranakh
--------
The Company owns 50% of the Kuranakh project which is located in the Sakha Republic in the eastern part of the Russian Federation. The remaining 50% of the project is owned by two Russian companies, OAO Aldanzoloto (30%) and OAO Sakhazoloto (20%). The Kuranakh project is an early stage project for which no reserves have been established by the Company. Further work at Kuranakh is subject to the ability of the Company and its partners to negotiate acceptable production sharing and gold sales agreements with the Russian government, additional feasibility analysis, and arrangement of acceptable financing. The property is near the town of Nizhny Kuranakh which has a population of 10,000. The administrative center, Yakutsk, is 250 kilometers to the northeast and has a population of 200,000. The main industry of the area centers around gold and diamond mining. The property is served by rail and by an all weather road.

The mineralization in the Kuranakh property is quartz adularia, low temperature, sediment hosted, epithermal deposits, comparable in many respects with the sediment hosted gold deposits that occur in the Great Basin of the Western United States. The deposits are confined to the contact between Cambrian limestone and overlying Jurassic clastics and the original sulfides are almost completely oxidized. The deposits have been subject to complete weathering with only rarely preserved sulfides. A karst surface appears to have developed at the clastic limestone contract before mineralization. Gold mining over the last 40 years has concentrated on the higher grade ores, leaving large quantities of lower grade material.

Over the past three years, the Company has expended $9.2 million on the project, primarily related to drilling, metallurgical testing (including a pilot scale heap leach test), pre-feasibility studies to determine initial project viability, as well as completion of an environmental audit and initiation of baseline studies. The current mine plan calls for ore to be recovered from numerous open pits and stockpiles and then delivered to crushing and leaching facilities. Currently the Company and its partners are negotiating a production sharing agreement and a gold sales agreement with the Russian governments. If these negotiations reach a successful conclusion, the Company expects to commission a feasibility study to finalize project capital and operating parameters.

EXPLORATION
The Company explores for extensions of known reserves at its mines and development properties as well as conducting exploration for new gold deposits. During 1997, the Company refocused its search for new gold reserves and production under an exploration program that concentrated on those projects believed to represent the most promising near-term prospects in its portfolio. Exploration efforts are now focused on projects principally located in the Americas where the Company already has an extensive gold mining infrastructure. Particular emphasis is placed on those prospects located near the Company's four existing gold mines and two planned new mines, located in Canada, the United States and Mexico, where extensive processing facilities already exist or are planned. In addition to North America, the Company conducted exploration activities in Central America, South America, Russia and West Africa in 1997.

This refocusing of exploration strategy has resulted in the closure of several exploration offices including those in Vancouver, British Columbia; Lima, Peru; and Spokane, Washington.

In 1997, the Company funded work on a number of projects in the United States and Canada. Among them are two early-to-intermediate-stage exploration projects
- Bald Peak and Jessup. Bald Peak is located in Mineral County, Nevada and Mono County, California. The Jessup property is located in Churchill County, Nevada and is a joint venture with Americomm Resources in which the Company is the operator. Exploration activities in Canada are focused on projects within haul distance to the Aquarius development project. No other exploration is planned in Canada, including the Northwest Territories.

In 1996, the Company established a strategic alliance and joint venture with Minefinders Corporation, an exploration company that holds the Dolores project, located in the State of Chihuahua, Mexico. In the third quarter of 1997, the Company sold back its right to buy a future 60% interest in the Dolores project to Minefinders in exchange for C$4.0 million in cash and 1.25 million common shares of Minefinders. The transaction increased the Company's ownership of Minefinders to 25% of the common shares outstanding, and resulted in the Company being repaid for all of its direct exploration expenses at Dolores. In return, the Company gave up its future right to acquire a 60% interest in the Dolores project, which would have required the Company to fund all exploration and development costs on the property through completion of a bankable feasibility study within two years and then pay to Minefinders a minimum of US$12.0 million in cash to purchase 60% of the proven and probable gold-equivalent ounces as defined in the feasibility study at US$20 per ounce.

ALASKA-JUNEAU
At December 31, 1996, the Company wrote off its entire remaining investment in the Alaska-Juneau project of $57.1 million, and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. In July 1997, the Company entered into an agreement which transferred certain responsibilities for the Alaska-Juneau project closure to a third party environmental firm. The third party's performance under the contract is supported by corporate guarantees and surety bonds. Total actual spending related to reclamation and closure costs may differ from the current estimate of $20.0 million. The provision for future reclamation and closure costs is reviewed periodically and adjusted as additional information becomes available.

SUNNYSIDE
In 1996, Sunnyside Gold Corporation ("SGC"), an indirect wholly owned subsidiary of the Company, finalized a consent decree with the state of Colorado that set standards for the release of all reclamation and water treatment permits and resolved future enforcement issues regarding groundwater seeps and springs. SGC estimates that it will take a minimum of seven years for all of the conditions of the consent decree agreement to be fulfilled by both parties. SGC has $7.9 million accrued at December 31, 1997 for future reclamation costs at the Sunnyside mine. SGC's provision for future reclamation costs is reviewed periodically and adjusted as additional information becomes available.

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

The gold- and silver-related instruments used in these transactions include commodity loans, fixed and floating forward contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments.

In 1997, approximately 6% of gold production was delivered against forward sales and gold loans at an average price of $397 per ounce, excluding deferred gains recognized related to the repurchase of forward sales contracts. This compares with 25% of gold production at an average price of $375 in 1996 and 22% of gold production at an average price of $395 in 1995. Approximately 7% of silver production was delivered against forward sales at an average price of $5.32 per ounce in 1997, excluding deferred gains recognized related to the repurchase of forward sales contracts. This compares to 45% at an average price of $5.85 in 1996 and 47% at an average price of $5.48 in 1995. The decrease in the percentages of production delivered against forward sales and gold loans in 1997 compared to 1996 and 1995 is attributable primarily to the January 1997 repurchase of the Company's outstanding gold and silver forward sales contracts. The Company did not rebuild its forward portfolio until the third and fourth quarters of 1997. In response to the depressed market price for gold, the Company has fully hedged its 1998 gold production, and will realize a minimum average price of $340 per ounce of gold in 1998.

In March 1998, related to McCoy/Cove production, the Company sold forward 270,000 ounces of gold at an average price of $319 per ounce and 16.0 million ounces of silver at an average price of $6.01 per ounce, with delivery dates from 1998 to 2001. Based on this current hedge position, the Company plans to proceed with the pit wall remediation in the second half of 1998.

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

The Company used interest rate swap agreements to effectively convert its fixed-rate preferred stock dividends into floating-rate dividends. All of the Company's preferred shares were redeemed for cash or converted into common shares in 1995. The interest rate swap agreements expired on December 31, 1995.

In 1997, the Company swapped a portion of its 11% interest obligation for the capital securities for a gold delivery commitment. The swap reduced the Company's effective interest rate to a fixed rate of 4.24% plus the floating gold lease rate. The Company restructured the gold swap agreement in the first quarter of 1998 into gold forward sales with delivery dates in 1998, 1999 and 2000. See note 7 to the consolidated financial statements.

All purchases and sales of derivatives are connected to production of gold or silver, or to financial commitments, and are not entered into for speculative gain.

The Company's forward sales positions, gold loan and swap repayment schedules, option position, currency position and crude oil position at December 31, 1997, adjusted for first quarter 1998 transactions, are set out in note 18 to the Company's consolidated financial statements.

Governmental and Environmental Regulation
-----------------------------------------
Canada
The mining industry in the Northwest Territories operates under Canadian federal and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labor standards, mine safety and other matters. The Company believes its Canadian operations are operating in substantial compliance with applicable law. The operation of the Lupin mine is subject to substantial regulation by government authorities, which is in many instances discretionary.

The Company's Lupin operation is presently subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development ("DIAND") and the Northwest Territories Water Board, which are responsible for administering the Northwest Territories Water Act (Canada) ("NWTWA") that on June 15, 1993, replaced the Northern Inland Waters Act (Canada) ("NIWA") pursuant to which DIAND previously exercised jurisdiction over the operation. The Company's existing licenses under NIWA were deemed to continue under the NWTWA.

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

Lupin is also subject to enforcement by the Northwest Territories Department of Natural Resources pursuant to the Northwest Territories Environmental Protection Act ("NWTEPA"). NWTEPA contains requirements to obtain licenses and permits which may, in the future, affect the Lupin operation, but those requirements are not presently in force. The Company believes it is in substantial compliance with all relevant territorial environmental law.

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

United States
The Company's U.S. operations are subject to comprehensive regulation with respect to operational, environmental, safety and similar matters by federal agencies including the U.S. Department of the Interior, the U.S. Department of Agriculture (U.S. Forest Service), the U.S. Environmental Protection Agency ("EPA"), the U.S. Mine Safety and Health Administration ("MSHA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations in accordance with the National Environmental Policy Act
(NEPA). The Company spends substantial time, effort and funds in planning, constructing and operating its facilities to ensure compliance with U.S. environmental and other regulatory requirements. Such efforts and expenditures are common throughout the U.S. mining industry and generally should not have a material adverse effect on the Company's competitive position.

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

Legislation to change the general mining laws applicable to operations on federal lands has been introduced into the 105th Congress, which convened in January 1997, and additional introductions may be made in 1998. The result of such proposals is speculative.

The most material direct economic impact of potential mining law revision could be from the imposition of royalties for production at the McCoy/Cove mine in Nevada, which is from unpatented lode mining claims on federal land, and (to a lesser degree) at the 50%-owned Round Mountain mine in Nevada, 19% of whose reserves are unpatented lode mining claims on federal land. However, the Company has completed all of the steps currently required under U.S. law to convert the McCoy/Cove and Round Mountain claims to patented status. The Company's applications for patents are being processed, and the Company expects the government to complete its administrative review in accordance with the regulations, although the Company can not predict with certainty whether those patents will be issued or the time frame for such issuance.

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

The Stibnite property near Yellow Pine, Idaho is the subject of a preliminary investigation/site assessment ("PI/SA") by the Environmental Protection Agency that indicates that the site may be eligible for inclusion on the National Priorities List ("NPL") under CERCLA. During 1985, Copper Range Company, then an acquired subsidiary of the Company, and from November 1985 to December 1989, Round Mountain Gold Corporation, a subsidiary of the Company, owned a 20% interest in a joint venture that controlled several claims in the Stibnite area. Copper Range Company, a subsidiary of the Company from January 1985 until November 1985, is on the list of present and former owners or operators of properties at the Stibnite site. Round Mountain Gold Corporation, because it owned 20% of the joint venture between November 1985 and December 1989, also may have liability for a share of the cleanup costs at the site, if cleanup is undertaken pursuant to CERCLA. At this time, it is not possible to estimate the size of the potential cost of cleanup, or to state how much of that liability, if any, might be the responsibility of Round Mountain Gold Corporation. However, in early 1997 a voluntary Administrative Order on Consent was entered into between the State of Idaho Division of Environmental Quality and the three principal companies involved in the site pursuant to which remediation studies are being conducted, and the current operator is conducting permitted mining operations which include remediation of the site. No CERCLA cost recovery action against Round Mountain Gold Corporation or the Company is presently anticipated.

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

Mexico
The Mexican mining industry operates under the authority of the federal government, which regulates the location of mining concessions, prospecting, safety, environmental protection, exports, taxation, labor and social legislation and business transactions. Land tenure is governed by laws issued by each state in Mexico, although federal rules allow mining companies to obtain surface rights through easements, temporary occupation orders or expropriations.

The Company believes that its Mexican ventures are carrying on their business efforts in substantial compliance with applicable laws and regulations.

Mexican industry is mainly regulated with respect to environmental matters by the Secretariat for Environment, Natural Resources and Fisheries ("SEMARNAP"). This agency is the successor to the authority previously held by Secretariat for Social Development ("SEDESOL"). SEMARNAP formulates and issues environmental laws, regulations and standards, under authority granted upon its creation on December 28, 1994 and the specific provisions of the General Law of Ecological Balance and Environmental Protection of January 28, 1988.

Mexican companies are governed generally by the federal General Law of Commercial Companies (federal statute) and the Civil Codes of the various States of the country. Mining is also governed by the federal Mining Law and its Regulations. The Company's Mexican subsidiaries are organized under the General Law of Commercial Companies and registered with the Mexican Public Registry of Commerce and the Mining Public Registry in Mexico City.

Mexican environmental laws applicable to discharges of water, control of air quality and management of hazardous substances will apply to the Company's Mexican operations. In addition, the Company is subject to the reclamation requirements of the Federal environmental laws. The Paredones Amarillos project is subject to additional reclamation and ecological protection requirements because part of it is located in the buffer zone for an Ecological Reserve Area. The Company believes that it is in substantial compliance with all applicable corporate, environmental, reclamation and social welfare statutes.

Mineral rights in Mexico are the property of the federal government, which allows private parties to develop minerals under a system of concessions regulated by Article 27 of the Mexican Federal Constitution, the Mining Law and its Regulations. Only Mexican nationals or Mexican corporations may own concessions, and the rights of concessionaires to develop their minerals are not unlimited but must respect those of surface occupants. The federal government recognizes the rights of associations of community landholders ("ejidos") who, though they do not own individual titles, have rights to enjoyment of parcels of land arising from membership in a group. The Company's Caopas project has been the subject of lengthy discussions with an ejido to clarify the terms and compensation under which the project will be developed. The Company's projects and the relevant mining concessions have been registered with the Mining Public Registry, which endorses mineral ownership agreements and acts as the agency for notice of their existence and legal sufficiency. The Company has expended substantial effort in clarifying its title to the concessions on which its Mexican projects depend; it believes that its concessions are validly issued by the federal government and that they give the Company full rights allowed under the Mining Law and its Regulations.

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

Employees
---------
At December 31, 1997, the Company employed 2,001 persons excluding temporary employees directly involved in short-term programs, broken down as follows.

McCoy/Cove (1)                                             443
Round Mountain, including ancillary services               648
Lupin, including aviation, winter road and Ulu (1)         554
Kettle River                                               192
Exploration and development, including local nationals      80
Technical and corporate staff (1)                           68
Other, including Alaska and Sunnyside                       16
                                                         -----
                                                         2,001
                                                         =====

(1) In January 1998, the Company temporarily suspended operations at Lupin and scaled back operations at McCoy/Cove, each until the gold price improves significantly. These actions resulted in the termination of approximately 500 Lupin employees and approximately 100 McCoy/Cove employees. In addition, decreased activity caused by the downturn in the gold price resulted in the Company's technical and corporate staff being reduced by approximately 25 employees.

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

                                                 Position with the Company and business experience within the
Name                                    Age      last five years
-------------------------------------------------------------------------------------------------------------------------
LOIS-ANN L. BRODRICK                     54      Vice President and Corporate Secretary of the Company since March 1998; Corporate
                                                 Secretary of the Company from May 1996 to March 1998; prior thereto Assistant
                                                 Corporate Secretary of the Company

PETER H. CHEESBROUGH                     46      Senior Vice President, Finance and Chief Financial Officer of
                                                 the Company since June 1993, prior thereto Vice President,
                                                 Controller and Principal Accounting Officer of the Company

DONALD C. EWIGLEBEN                      44      Vice President, Environmental and Public Affairs of the Company
                                                 since August 1994; Vice President, Environmental and
                                                 Governmental Affairs of Amax Gold Inc. from June 1992 to
                                                 February 1994; prior thereto various Environmental and
                                                 Governmental Affairs positions at Amax Gold Inc. and Amax Coal
                                                 Industries

ROBERT L. LECLERC, Q.C.                  53      Chairman and Chief Executive Officer of the Company since April
                                                 1997; Chairman of the Company from May 1996 to April 1997;
                                                 Chairman and Chief Executive Officer and partner, Milner Fenerty
                                                 (barristers and solicitors) from December 1993 to June 1996;
                                                 prior thereto partner of Milner Fenerty

JERRY L.J. MCCRANK                       47      Vice President, Operations of the Company since March 1998; prior thereto various senior operations positions with the Company

TOM S.Q. YIP                             40      Vice President, Controller and Principal Accounting Officer of the Company since
                                                 March 1998; Controller and Principal Accounting Officer of the Company from
                                                 September 1997 to March 1998; prior thereto various corporate financial positions with the Company
-------------------------------------------------------------------------------------------------------------------------

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

See also "Lupin-Water Supply and Waste Disposal."

Royalties
---------
Production from the Company's mines is subject to certain royalties. These are described in note 19 to the Company's consolidated financial statements.

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

Beginning in 1993, the Company increased exploration activities significantly. Exploration programs were funded at all operating properties and also at many other locations along the major gold belts of North America, Central America, South America, West Africa. Most of the Company's exploration expenditures were made outside of the United States and Canada.

In 1995, the Company added five development properties: Paredones Amarillos in Mexico, Chapada in Brazil, Kingking in the Philippines, and Aquarius and Ulu in Canada. The Company sold its interest in the Kensington project to its joint venture partner in 1995.

In 1996, underground development began at Ulu and the Company wrote off its entire remaining investment in the Alaska-Juneau project.

During 1996 and 1997, the Company increased its ownership from 7% to 58% of the outstanding common shares of Santa Elina Mines Corporation ("Santa Elina"), which holds interests in mining properties, principally in Brazil, and also in Bolivia.

Beginning in 1997, the Company narrowed the focus of its exploration program to projects in North, South and Central America where the Company already has extensive gold mining infrastructure.

In 1997, in response to the declining gold prices beginning in the second quarter of 1997 and continuing to an 18-year low in the fourth quarter of 1997, the Company deferred final construction decisions on the Aquarius and Paredones Amarillos development properties and deferred further development of the Ulu deposit.

During 1997, the Company conducted a major review of life-of-mine plans for its four producing gold mines and a complete evaluation of the Company's portfolio of development projects, exploration properties and other assets. In light of the downturn in precious metals prices and the results of recently completed feasibility and engineering studies, the Company assessed the recoverability of those assets. As a result, the Company recorded $346.0 million in provisions for impaired assets in 1997 as described in note 9 to the Company's consolidated financial statements.

In January 1998, the Company temporarily suspended operations at the Lupin mine and reduced operations at the McCoy/Cove mine, each until a significant recovery in the gold price occurs.

RISK FACTORS
Recent Losses
-------------
The Company incurred net losses of $420.5 million in 1997, $176.7 million in 1996 and $50.1 million in 1995. The loss in 1997 reflects a $362.7 million provision for impaired assets and other charges, including provisions related to the Kingking project ($50.0 million); Santa Elina ($143.6 million); the Lupin ($65.0 million), McCoy/Cove ($47.0 million) and Kettle River ($15.0 million) operating properties; $25.4 million to write down certain share investments to market value and to provide for estimated legal and closure costs; and $16.7 million related to severance costs. The loss in 1996 included a $77.1 million write-down and reclamation and closure provision for the Alaska-Juneau development property and a $30.0 million provision for the McCoy/Cove pit wall stabilization. The Company incurred exploration and development expenses of $34.9 million in 1997, $63.6 million in 1996 and $69.8 million in 1995. The Company expects that it will continue to incur losses in the near future, and that its return to profitability will depend on, among other things, a significant increase in the price of gold over current prices, the ability to bring into commercial production the projects that have been the subject of the Company's exploration and development program and the profitability of production at existing and new mines. See "Liquidity", "Gold and Silver Prices," "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Values" for additional disclosure with respect to factors which may affect the carrying values of the Company's assets, and the Company's results of operations and financial condition generally.

Liquidity
---------
The cash operating costs at the Company's four operating mines averaged $249 per ounce in 1997. Total production costs were $359 per ounce during the same period. In the current low gold price environment, the Company's cost structure has significant implications for the Company's liquidity and flexibility to invest funds in exploration and development. While the Company continues to generate cash flow from operations at current gold prices before taking into account cash exploration and development expenses, the amount of cash flow available for acquisitions, investments, exploration and development is very limited. As a result, the Company is carefully monitoring its discretionary spending, though it intends to continue to conduct exploration and development activities consistent with a more focused program.

The Company's existing credit facilities provide some additional liquidity. At December 31, 1997, the Company had not utilized $85.0 million of the amounts committed thereunder, of which $29.5 million was actually available for borrowing in view of the credit facility covenant limitations. However, the amounts available for borrowing under the credit facilities vary with precious metals prices, among other factors, and continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's capacity to borrow under the credit facilities. The Company and its lenders are in negotiations aimed at restructuring the terms of its credit facilities in order to provide more liquidity than is currently available in the event of a continued period of depressed gold prices. The Company believes it is currently in compliance in all respects with covenants under the credit facility. To remain in compliance throughout 1998 (assuming the credit facilities are not amended), the Company has taken certain actions to reduce its expenses, such as reductions in budgeted new project and exploration expenditures for 1998, and increased hedging activities and may be required to seek additional external financing and to further reduce discretionary spending, absent a substantial improvement in gold prices. There can be no assurance that the Company will be successful in attracting external financing on terms and conditions favorable to it. In the event the Company is unsuccessful in restructuring the credit facilities or in accessing external financing on acceptable terms, it may be required to curtail other discretionary expenditures.

Gold and Silver Prices
----------------------
The profitability of the Company's current operations is directly related and sensitive to the market price of gold and silver. Gold prices are currently and have recently been at depressed levels. Gold, silver and other metals prices fluctuate widely and are affected by numerous factors beyond the Company's control, including global supply and demand, expectations with respect to the rate of inflation, the exchange rates of the dollar to other currencies, interest rates, forward selling by producers, central bank sales and purchases, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, global or regional political, economic or financial situations and a number of other factors.

The current demand for, and supply of, gold and silver affect the prices of such metals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold or silver prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its mines. In January 1998, the Company temporarily suspended operations at the Lupin mine and reduced operations at the McCoy/Cove mine pending significant improvement in gold prices. Although the Company has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the Company's hedging strategies will be successful. See "Other-Precious Metal Sales and Hedging Activities." Furthermore, should the Company experience a prolonged period of depressed gold prices and prepare its reserve calculations and/or life-of-mine plans at significantly lower prices than those used at year-end 1997, the Company could experience additional material write-downs of its investment in mining properties. See "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Value."

Estimation of Asset Carrying Values
-----------------------------------
The Company periodically undertakes a detailed review of the life-of-mine plans for its four operating properties and an evaluation of the Company's portfolio of development projects, exploration projects and other assets. In light of both the short-term and long-term view of precious metals prices and the results of feasibility and engineering studies, the Company assesses the recoverability of the carrying values of those assets. For operating mines and development properties, the carrying values are compared to estimated future net cash flows from each property; for other assets, carrying values are compared to estimated net realizable values based on market comparables and, for share investments, quoted market values. For purposes of estimating future cash flows for its producing gold mines and development projects in its 1996 and 1997 reviews, the Company has used price assumptions of $350 per ounce for gold, except that for purposes of the 1997 estimation, a price assumption of $300 per ounce was used for 1998. As a result of the 1997 carrying value analysis, in 1997 the Company recorded $346.0 million in provisions for impaired assets. The provisions included $50.0 million to write off the Kingking project in the Philippines; $143.6 million to write off the Company's investment in Santa Elina Mines Corporation in Brazil; $127.0 million to reduce the carrying values of Lupin ($65.0 million), McCoy/Cove ($47.0 million) and Kettle River ($15.0 million); and $25.4 million to write down certain share investments to market value and to provide for estimated legal and closure costs. See note 9 to the consolidated financial statements for further detail of the components of these provisions.

The Company intends to assess the carrying values of its assets on an ongoing basis as required by generally accepted accounting principles. Factors which may affect carrying values include, but are not limited to, gold and silver prices, capital cost estimates, mining, processing and other operating costs, grade and metallurgical characteristics of ore, mine design and timing of production. There can be no assurance that, particularly in the event of a prolonged period of depressed gold prices, the Company will not be required to take additional material write-downs of its operating and development properties.

Uncertainty of Reserve and Other Mineralization Estimates
---------------------------------------------------------
There are numerous uncertainties inherent in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the Company. The estimation of reserves and other mineralization involves subjective judgments about many relevant factors, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Assumptions about prices are subject to great uncertainty and gold and silver prices have fluctuated widely in recent years and are currently at depressed levels. See "Gold and Silver Prices." No assurance can be given that the volume and grade of reserves mined and processed and recovery rates will not be less than anticipated. Declines in the market price of gold and related precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization uneconomic to exploit. The prices used in estimating the Company's ore reserves at December 31, 1997 were $350 per ounce of gold and $5.00 per ounce of silver. The market prices were $293 per ounce of gold and $6.13 per ounce of silver at December 31, 1997. The market price of gold is below the price at which the Company estimates its reserves.
If the Company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than that used at December 31, 1997, there would likely be a reduction in the amount of gold reserves.
For example, the Company estimates that, based on extrapolation of information developed in reserve calculation, but without the same degree of analysis as required for reserve calculation, if the Company's reserves at December 31, 1997 were based on a price of $325 per ounce of gold, reserves at the operating properties would decrease approximately 8%. In addition, if the price realized by the Company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience material write-downs of its investment in mining properties. Under certain such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. For example, in 1997, the Company conducted a major review of life-of-mine plans for its four producing mines and evaluated its portfolio of development projects, exploration properties and other assets, which resulted in the recording of $346.0 million in provisions for impaired assets (see note 9 to the consolidated financial statements). The Company also recently deferred final construction decisions on two planned gold mines (Aquarius and Paredones Amarillos) and deferred further development of the Ulu satellite deposit. Additionally, in January 1998, the Company temporarily suspended operations at the Lupin mine and reduced operations at the McCoy/Cove mine until a significant recovery in the gold price occurs. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

Mining and Processing
---------------------
The Company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force disruptions, force majeure factors, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

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

The Company periodically reviews mining schedules, production levels and asset lives in its life-of-mine planning for all of its operating and development properties. Significant changes in the life-of-mine plans can occur as a result of mining experience, new ore discoveries, changes in mining methods and rates, process changes, investments in new equipment and technology, precious metals price assumptions, and other factors. Based on this analysis, the Company reviews its accounting estimates and in the event of an impairment, may be required to write-down the carrying value of a mine or mines. In 1997, the Company completed a major review of life-of-mine plans for the Company's four producing gold mines and performed a complete evaluation of the Company's portfolio of development projects, exploration properties and other assets. As a result of this process, in 1997 the Company recorded provisions to write down the carrying values of its producing mines, including Lupin ($65.0 million), McCoy/Cove ($47.0 million) and Kettle River ($15.0 million). This complex process continues for the life of every mine. See "Estimation of Asset Carrying Values"

As a result of the foregoing risks, among other things, expenditures on any and all projects, actual production quantities and rates, and cash costs may be materially and adversely affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case especially to the extent development projects are involved. Any such events can materially and adversely affect the Company's business, financial condition, results of operations and cash flows.

Mine Development Risks
----------------------
The Company's ability to maintain, or increase, its annual production of gold and silver will be dependent in significant part on its ability to bring new mines into production, including the Aquarius project in Canada and the Paredones Amarillos project in Mexico, and to expand existing mines. Recently the Company deferred final construction decisions on Aquarius and Paredones Amarillos and deferred further development of the Ulu satellite deposit in Canada. Although the Company utilizes the operating history of its existing mines to derive estimates of future operating costs and capital requirements, such estimates may differ materially from actual operating results at new mines or at expansions of existing mines. The economic feasibility analysis with respect to any individual project is based upon, among other things, the interpretation of geological data obtained from drill holes and other sampling techniques, feasibility studies (which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed), precious metals price assumptions, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climatic conditions, estimates of labor productivity, royalty or other ownership burdens and other factors. In addition, many of the risks identified below under "Exploration Risks" are also applicable to the Company's development projects. Such development projects are also subject to the successful completion of final feasibility studies, issuance of necessary permits and receipt of adequate financing. Although the Company's feasibility studies are completed with the Company's knowledge of the operating history of similar ore bodies in the region, the actual operating results of its development projects may differ materially from those anticipated, and uncertainties related to operations are even greater in the case of development projects.

Exploration Risks
-----------------
Since mines have limited lives based on proven and probable reserves, the Company continually seeks to replace and expand its reserves. Moreover, two of the Company's mines, McCoy/Cove and Lupin (without taking into account supplemental production from Ulu) have entered a period of declining production as the existing ore reserves are depleted, which has led to significant emphasis on the Company's exploration program. Mineral exploration, at both newly acquired properties and existing mining operations, is highly speculative in nature, involves many risks and frequently does not result in the discovery of minable reserves. There can be no assurance that the Company's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the Company's proven or probable reserves. If proven or probable reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. For example, a new feasibility study completed in December 1996 on the Alaska-Juneau project concluded that the project was uneconomic as designed, and the Company recorded a $77.1 million provision in connection with the decision not to proceed. Similarly, the feasibility study the Kingking project completed in the third quarter of 1997 indicated that the project was uneconomic with the option agreement in place and the Company recorded a $50.0 million provision to write off its entire investment in the project. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines. In the event that new reserves are not developed, the Company will not be able to sustain any mine's current level of gold or silver production beyond the life of its existing reserve estimates.

The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing precious metals. As a result of this competition, some of which is with companies with greater financial resources than the Company, the Company may be unable to acquire attractive mining properties on terms it considers acceptable. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Accordingly, there can be no assurance that the Company's acquisition and exploration programs will yield new reserves to replace and expand current reserves.

Mining Risks and Insurance
--------------------------
The business of gold and silver mining is generally subject to a number of risks and hazards, including environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage to the Company's properties or the properties of others, delays in mining, monetary losses and possible legal liability. The Company maintains insurance against certain risks that are typical in the gold mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage in certain circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the Company or to other companies within the industry on acceptable terms. During 1996, the Company recorded a $30.0 million provision related to estimated costs to remove waste rock from an unstable portion of the pit wall at McCoy/Cove. See "Other-Insurance and Mining Risks."


Governmental Regulation
-----------------------
The Company's mining operations and exploration activities are subject to extensive foreign or U.S. federal, state and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection and remediation of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances and other matters. See "Other-Governmental Regulation and Environmental Issues." The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the Company's mines and other facilities in compliance with such laws and regulations are significant. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or operation of a mine.

As part of its normal course of operating and development activities, the Company has expended significant resources, both financial and managerial, to comply with governmental regulations and permitting requirements, and anticipates that it will continue to do so in the future. Moreover, it is possible that future regulatory developments, such as increasingly strict environmental protection laws, regulations and enforcement policies thereunder, and claims for damages to property and persons resulting from the Company's operations, could result in substantial costs and liabilities in the future.

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

In past sessions of the United States Congress, both the House of Representatives and Senate have considered legislation that seeks to reform the General Mining Law of 1872, as amended (the "Mining Law"), which governs the location and maintenance of unpatented mining claims and related activities on federal lands. As part of the most recent budget reconciliation process, each of the Senate and the House of Representatives passed separate legislation that sought to reform the Mining Law, although such legislation was not enacted into law. Similar legislation has also been proposed in the current session of the U.S. Congress, as has other legislation which could have the effect of increasing costs of operations. The Company anticipates that if Congress were to enact legislation modifying the Mining Law, such legislation may impose a royalty on production of minerals from unpatented mining claims, and could contain new requirements for mined land reclamation and other environmental
control measures.   The Bureau of Land Management of the U.S. Department of the
Interior has commenced a program to revise the federal regulations applicable to activities on unpatented mining claims to impose more stringent reclamation and environmental protection requirements on those activities. The extent to which any such new legislation or administrative action would affect existing unpatented mining claims or mining operations thereon is unclear at this time. Any reform of the Mining Law based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the Company and its results of operations, particularly the Company's operations at McCoy/Cove, and, to a lesser extent, Round Mountain. Until such time, if any, as new reform legislation is enacted or administrative action is taken, the ultimate effects and costs of compliance on the Company cannot be estimated. See "Other-Governmental Regulation and Environmental Issues."

Risk of International Operations
--------------------------------
Many of the mineral rights and interests of the Company are subject to governmental approvals, licenses and permits. Such approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. No assurance can be given that the Company will be successful in obtaining any or all of the various approvals, licenses and permits it seeks, that it will obtain them in a timely fashion, or that it will be able to maintain them in full force and effect without modification or revocation.

In certain countries in which the Company has assets and operations, such assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war or civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada. The Company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. It is not possible for the Company to accurately predict such developments or changes in law or policy or to what extent any such developments or changes may have a material adverse effect on the Company's operations.

Title to Properties
-------------------
Certain of the Company's United States mineral rights, including at the Round Mountain and McCoy/Cove properties, consist of unpatented lode mining claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and may be either lode claims or placer claims depending upon the nature of the deposit within the claim. In addition, unpatented millsite claims, which may be used for processing operations or other activities ancillary to mining operations, may be located on federal public lands that are non-mineral in character. Unpatented mining claims and millsites are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims.

Inflation and Currency Risks
----------------------------
The Company directly or indirectly holds mining interests in several countries, including Mexico, Brazil, Russia, Burkina Faso, Mali, Ghana, Chile and Honduras, which historically have had unstable currencies as a result of inflation, currency controls or other reasons. Although the production resulting from such mining interests is generally sold in U.S. dollars, the Company is vulnerable to the effects of inflation in its operations in certain countries, and profitability levels may be eroded by unfavorable exchange rates. None of the countries in which the Company holds mineral interests currently restricts the repatriation of profits, other than through the requirement to register such distributions. While recent years have seen a generally positive trend toward lowering inflation and stabilizing exchange rates in these countries, there is no assurance that governments will continue with current economic policies or that inflation will be lower than it has been historically. See "Exchange Rates".

GLOSSARY
The following terms are described to aid in understanding the Company's Form 10-
K. Geological terms are generally not included.

ADIT - A tunnel driven horizontally into the side of the mountain or hill to gain access to mineralization for exploration or mining.

ASSAY - A chemical test performed on a sample of ore, mineral or rock to determine the mineralized content.

CALL OPTION - An option contract that gives the holder the right, but not the obligation, to buy a specific commodity on a specific future date at a fixed price.

CONCENTRATE - A metal-rich product from a mineral separation process such as flotation. The metals are "concentrated" from ore and the remainder is discarded as neutralized tailings. The contained metals are recovered from the concentrates either by leaching or by smelting.

CONTANGO - The premium paid over spot prices on a forward contract. The contango is based on the difference between the cost of leasing gold and current money interest rates.

DILUTION - The unwanted but unavoidable inclusion of some barren or low-grade rock along with the ore being mined. This lowers the grade of the mined material.

DORE - An unrefined bar of bullion containing an alloy of gold, silver and impurities. The Company ships dore bars to refiners for further processing, then sells them to precious metal dealers, mainly banks and their affiliates.

DRIFT - An underground horizontal passage providing access to a mineralized area.

DRILLING
Blasthole Drilling - The drilling of holes in rock to insert with an explosive charge. The drill holes are usually about 10-25 feet apart. The ensuing synchronized blast will break up the rock so it can be dug out.

Diamond (or Core) Drilling - Drilling with a hollow diamond-studded bit to cut out a solid rock core. A column of rock is extracted from inside the drill rod for geological examination and assay.

In-Fill Drilling - Drilling between widely spaced holes (typically up to 200 feet apart) to establish or upgrade the ore reserve classification.

Rotary Drilling - Drilling with a bit that breaks the rock into chips. The chips are continually flushed from the hole (outside the drill pipe) and are collected in sequence for geological examination and assay.

Reverse-Circulation Drilling - A type of Rotary Drilling that uses a double-walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit, and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

Step-Out Drilling - Drilling at widely spaced intervals (typically in increments of 300 feet) outward from known deposits to test for extensions of mineralization.

EXERCISE (OR STRIKE) PRICE - The price at which the underlying commodity or security can be bought, sold, or settled on exercise of the option contract. In the case of a call option, the exercise price is the price at which the buyer of the option has the right to purchase the underlying commodity or security. In the case of a put option, the exercise price is the price at which the buyer of the option has the right to sell the underlying commodity or security.

EXPLORATION - Exploration can be divided into three basic categories:
Grassroots Exploration - Exploration for ore in an area that has the correct geologic setting, although no ore may have been found yet in that precise location.

Headframe Exploration - Exploration for a separate ore body "within sight of the headframe" of an existing mine.

Definition Exploration - Exploration that defines an ore body, or searches for extensions to it, once it has been discovered.


FEASIBILITY STUDIES - Determinations of the economic feasibility of mining a deposit, based on progressively greater levels of information.

Initial Feasibility (Level 1) - A preliminary estimate of what the economic parameters of mining a deposit are likely to be, based on a particular mining plan, process flow sheet, facility design, infrastructure, and estimated capital and operating costs. A Level 1 estimate usually describes an installation that might be built. The deposit is classified as other mineralization.

Detailed/Optimized Feasibility (Level 2) - A refinement and reassessment of the initial study, based on extensive additional information, detailed engineering, and optimization work. This provides a level of confidence such that a decision to build the project can be made. A Level 2 estimate generally describes an installation that probably will be built, rather than an installation which is conceptual only. The deposit is now classified as ore reserves.

Definitive Feasibility (Level 3) - Yet a further increase in the level of engineering and other detailed work. The designs and estimates provided in the Level 3 estimate are for the installation that will be built with minimal modifications. The Company would not normally proceed to this level of detail before making a construction decision unless it were to be required for stand-alone project financing.

FLOTATION - A process for concentrating minerals based on the selective adhesion of certain minerals to air bubbles in a mixture of water and ground-up ore. When the right chemicals are added to a frothy water bath of ore that has been ground to the consistency of talcum powder, the minerals will float to the surface. The metal-rich flotation concentrate is then skimmed off the surface.

FORWARD CONTRACT - A legal agreement to buy or sell a commodity at a specific price on a future date.

GOLD LOAN - A low interest cost method of debt financing that also acts to hedge future selling prices. A gold producer borrows gold bullion from a bank or dealer and sells it on the spot market, thereby establishing the sales price for the quantity of gold borrowed. The producer replaces the borrowed gold from its future production according to an agreed upon schedule. A gold loan allows the producer to receive the proceeds from the sale of the borrowed gold immediately, rather than as the metal is produced.

GRADE - The metal content of ore. With precious metals, grade is expressed as troy ounces per ton of ore.
Cut-off Grade-The minimum grade of ore that can be mined and processed economically.

HEAP LEACHING - A low-cost leaching process in which ore is placed in a large heap on an impermeable pad. The solvent, a weak cyanide solution, is dripped or sprinkled over the heap and collected at the bottom after percolating through the ore and dissolving the metals. See the illustration in "Mine Processing."

LEACHING - The extraction of a soluble metallic compound from ore by dissolving the metals in a solvent. See also Heap Leaching.

LEACH CYCLE - The average amount of time that ore is leached.

LEACH PAD - A large, impermeable foundation or pad used as a base for ore during heap leaching. The pad prevents the leach solution from escaping out of the circuit.

Dedicated Pad - A Leach Pad which is constructed to permanently accommodate one ore heap. The pad forms the tailings pile when economic recovery has been reached and the pad neutralized.

Reusable Pad - A pad where ore is loaded and then unloaded at the end of each Leach Cycle. The pad, made of durable materials, can be reused continually.

MILL - A plant where ore is ground, usually to fine powder, and the metals are extracted by physical and/or chemical processes. See the illustration in "Mine Processing."

MINERALIZATION - Mineral-bearing rock. In this report, mineralization generally refers to the presence of gold and silver established by widely spaced drilling. It is referred to as "other mineralization" to distinguish it from "proven and probable reserves." See Ore Reserves.

ORE BODY - A mineral deposit that can be mined at a profit under existing economic conditions.

ORE PASS - A vertical or steeply inclined raise used to move ore by gravity to the mine level where it will be crushed and hoisted to surface.

ORE RESERVES - The tonnage and grade of an economically and legally extractable ore body. The Company's reserves are minable reserves and do not reflect losses in the recovery process. They include allowance for dilution of ore in the mining process. Securities regulations in both Canada and the U.S. set strict requirements for proven and probable ore reserves.

Proven Ore Reserves - "Proven ore" or "measured ore" means that material for which tonnage is computed from dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of adequate sampling, and for which sites for inspection, sampling and measurement are so spaced and the geological character so well defined that the size, shape and mineral content are established, and for which the computed tonnage and grade are judged to be accurate within limits which shall be stated and for which it shall be stated whether the tonnage and grade of proven ore or measured ore are "in-situ" or extractable, with dilution factors shown, and reasons for the use of these dilution factors clearly explained.

Probable Ore Reserves - "Probable ore" or "indicated ore" means that material for which tonnage and grade are computed partly from specific measurements, samples or production data, and partly from projection for a reasonable distance on geological evidence, and for which the sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to outline the material completely or to establish its grade throughout.

The Canadian and U.S. regulations are presented in "Reserves."

OTHER MINERALIZATION - See Mineralization.

OUNCE - Throughout this report, the terms "ounce" and "milliounce" are used as abbreviations for the troy ounce measure of weight. The troy ounce has been used exclusively as a precious metals measurement, probably since the 16th century.

           One troy ounce  =   1.097 avoirdupois ounces
                           =   31.103 grams
           One milliounce  =   0.001 ounce

PUT OPTION - An option contract that gives the holder the right, but not the obligation, to sell a specific commodity on a specific future date at a fixed price.

RAMP - An underground tunnel providing access for exploration or the movement of materials and equipment between mine levels.

RECOVERY RATE - The percentage of metals recovered in a mineral separation process. Recovery rates vary considerably depending on physical, metallurgical and economic circumstances.

RESERVES - See Ore Reserves.

RUN-OF-MINE ORE - Uncrushed ore in its natural state just as it is when blasted.

SHAFT - A vertical accessway to a mine. Shafts are used for the movement of personnel and materials, including ore and nonmineralized rock.

SPOT DEFERRED SALE - Similar to a forward sale except the date of sale may be deferred many times before the gold is ultimately delivered. The contango will increase at each deferral or roll forward.

STOPE - An underground working area where ore is mined.

SWAP - Transactions that generally involve the contractual exchange of interest payment obligations, currency positions, or commodities (or any combination thereof), on a specified amount of notional principal for a specified period of time.

TAILINGS - The neutralized material discarded after the economically recoverable metals have been extracted from the ore by Milling or Heap Leaching.

TON - The short ton is used throughout this report. It is a unit of weight equal to 2,000 pounds or 907.2 kilograms.

WASTE-TO-ORE RATIO - In an open pit mine, large quantities of nonmineralized rock often cover up the ore and must be removed. The stripping ratio is the number of tons of nonmineralized material removed per ton of ore mined.

GOLD PRICES
The following table sets forth annual high, low, average and end of period afternoon fixing gold prices in U.S. dollars per troy ounce on the London Bullion Market.

                                                                         Year ended December 31,
                                                   --------------------------------------------------------------------
                                           1998*           1997          1996          1995          1994          1993
                                    -------------  ------------  ------------  ------------  ------------  ------------
High                                       $ 305          $ 367         $ 415         $ 396         $ 396         $ 406
Low                                          279            283           367           372           370           326
Average                                      294            332           388           384           384           360
End of Period                                295            293           369           387           383           392

* Through March 13, 1998

SILVER PRICES
The following table sets forth annual high, low, average and end of period noon prices in U.S. dollars per troy ounce as quoted by Handy & Harman.

                                                                         Year ended December 31,
                                                   --------------------------------------------------------------------
                                           1998*           1997          1996          1995          1994          1993
                                    -------------  ------------  ------------  ------------  ------------  ------------
High                                       $7.81          $6.13         $5.79         $6.01         $5.76         $5.37
Low                                         5.53           4.18          4.67          4.36          4.63          3.55
Average                                     6.33           4.87          5.18          5.20          5.29          4.30
End of Period                               6.24           6.13          4.87          5.11          4.87          5.08

* Through March 13, 1998

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

                                                                         Year ended December 31,
                                                   --------------------------------------------------------------------
                                            1998*          1997          1996          1995          1994          1993
                                    -------------  ------------  ------------  ------------  ------------  ------------
High                                     C$1.4075    C$  1.3353    C$  1.3310    C$  1.3285    C$  1.3103    C$  1.2428
Low                                        1.4637        1.4358        1.3822        1.4238        1.4078        1.3443
Average                                    1.4330        1.3838        1.3638        1.3689        1.3699        1.2939
End of Period                              1.4100        1.4352        1.3697        1.3655        1.4030        1.3255

* Through March 13, 1998

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

MINE PROCESSING
Milling is the traditional method of recovering gold from ore. All of the Company's producing mines use milling as will Aquarius and Paredones Amarillos. Details of the process vary from mine to mine, but the principles remain the same. The mill recovery process at the McCoy/Cove operation, where both oxide ores and sulfide ores are processed, is illustrated on page 50.

Heap leaching is a low-cost gold recovery process that can only be successfully applied to certain oxidized, permeable ores. It has a lower recovery rate than milling but is a less expensive process. Heap leaching is particularly suited to large, low-grade oxide ore deposits. Both Round Mountain and McCoy/Cove use heap leaching. Details of the process vary from mine to mine, but the principles remain the same. To describe how the heap leach process works, the Round Mountain mine's reusable leach pad process is illustrated on page 51.

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


After being loaded onto the impermeable leach pad, the ore is sprinkled for approximately 90 days with a weak sodium cyanide solution. This penetrates the ore, dissolving the almost-microscopic bits of gold and silver. The "pregnant" solution drains to the collection area at the lower side of the pad and flows to a pump. At the end of the leach cycle, the leached ore is washed with water and drained.

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

                            ITEM 3-LEGAL PROCEEDINGS

ALASKA-JUNEAU
During 1994, the U.S. Attorney began an investigation of potential Clean Water Act violations at the Alaska-Juneau property. The investigation was to determine whether the Company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. On September 2, 1997, the U.S. Attorney sent a letter stating that "...the United States will not proceed with a criminal prosecution for Federal Clean Water Act violations at this time." While this does not foreclose possible criminal changes at a later date if the Department of Justice finds new information warranting prosecution, as a practical matter, this ends the threat of a criminal action. A civil action could be taken by the EPA, but there has been no indication that such an action has been considered.

See "Business and Properties-Other-Government Regulation and Environmental Issues."

SUMMA
In 1995, Summa Corporation commenced in Nevada state court a lawsuit against the Company and the predecessor owner of the McCoy/Cove and Manhattan mines in which it claimed in excess of $13.0 million resulting from alleged improper deductions in calculation of royalties payable over several years of production at McCoy/Cove and the former Manhattan mine. The case went to trial in April 28, 1997, and the court found for the Company, holding the Company's method of calculation is correct and that it is not in breach of the agreement to pay royalties. The court also awarded substantial costs and attorneys' fees to the Company. The results are being appealed by Summa to the Nevada Supreme Court. The Company has $1.9 million accrued related to the Summa litigation.

QUI TAM ACTION
In 1997, private parties acting on behalf of the United States in a qui tam action commenced suit in federal court against 14 mining companies, including the Company. A qui tam suit is one brought by private parties seeking remedies for alleged wrong-doing to which the government is allegedly entitled but has declined to seek recovery. The complaint asserts that because of foreign ownership of the companies, they are not entitled to locate, operate or patent mining claims on federal public lands. It seeks invalidation of all such mining claims held by the companies and recovery of triple the value of production from them, and from their allegedly unlawfully patented claims. In March 1998, the federal district court ruled in favor on the defendants' motion to dismiss the complaint. This ruling is subject to appeal.

OTHER
The Company is also engaged in routine litigation incidental to its business.


           ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION
The Company's common shares were first sold to the public at $2.36 per share in April 1983 after giving effect to the six-for-five share split in 1983 and the two-for-one share split in 1987. The Company's stock exchange listings, together with the date of listing, are set out below.

     Canada-Toronto and Montreal (April 1983)
     United States-American (October 1983)
     France-Paris (March 1985)
     Belgium-Brussels (October 1985)
     Switzerland-Zurich (April 1987)
     Germany-Frankfurt (November 1988)

The following table sets forth for the period from January 1, 1996 through February 28, 1998 the high and low reported prices and trading volume of the common shares on The Toronto Stock Exchange and the American Stock Exchange.

                                                 The Toronto Stock Exchange                   American Stock Exchange
                                            ------------------------------------        -----------------------------------
                                                High           Low        Volume           High           Low        Volume
                                                (Canadian Dollars)    (shares in              (U.S. Dollars)     (shares in
                                                                      thousands)                                 thousands)
---------------------------------------------------------------------------------------------------------------------------
1996
----
First Quarter                                 $20.25        $14.38        54,064         $14.75        $10.50        54,646
Second Quarter                                 19.13         14.40        14,822          14.13         10.50        29,577
Third Quarter                                  15.20         11.45        16,007          11.25          8.44        26,632
Fourth Quarter                                 12.45          8.00        22,569           9.13          5.88        49,925
1997
----
First Quarter                                  10.80          8.10         9,264           7.94          6.00        36,001
Second Quarter                                  9.40          7.35         8,533           6.88          5.31        25,854
Third Quarter                                   8.15          6.55         5,402           5.94          4.75        21,262
October                                         8.10          5.65         2,249           5.88          4.00        12,155
November                                        5.90          3.05         4,193           4.25          2.19        15,117
December                                        4.12          2.85         5,933           2.88          2.00        17,001
1998
----
January                                         3.65          2.37         6,049           2.63          1.56        38,763
February                                        3.10          2.67         1,749           2.19          1.81         6,765
---------------------------------------------------------------------------------------------------------------------------

On March 13, 1998, the closing price of the common shares on The Toronto Stock Exchange and on the American Stock Exchange was C$2.80 and U.S. $1.94, respectively.

On March 13, 1998, the Company had 139,370,031 common shares outstanding held by approximately 65,000 registered and nominee shareholders.

DIVIDENDS
The Company has suspended payment of dividends beginning in 1997. This will save approximately $10.5 million per annum based on the Company's prior practice of paying dividends totaling $0.0750 per share per year as was done in 1996, 1995 and 1994. Historically, dividends payable to Canadian residents have been converted to and paid in Canadian dollars.

The declaration and payment of future dividends is dependent upon the Company's capital requirements, earnings and economic outlook. Additonally, in the first quarter of 1998, the Company exercised its right to temporarily defer its April 1998 interest payment to holders of the capital securities. During the deferral period, the Company is prohibited from paying dividends.

See "Certain Tax Matters-Canadian Federal Income Tax Considerations" for information with respect to Canadian withholding tax applicable to non-Canadian shareholders.

CERTAIN TAX MATTERS
The following paragraphs summarize certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on common shares of the Company and certain Canadian federal income tax considerations in connection with a disposition of common shares by nonresidents of Canada. These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect. There are other potentially significant United States and Canadian federal income tax considerations and state, provincial or local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from taxpayer to taxpayer depending on the taxpayer's particular status. Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations which may apply to their particular situation.

United States Federal Income Tax Considerations
-----------------------------------------------
Dividends on common shares paid to citizens or residents of the U.S. or to U.S. corporations (including any Canadian federal income tax withheld) will be generally subject to U.S. federal ordinary income taxation to the extent that a shareholder (including a corporation) received a distribution out of the shareholder's ratable share of the Company's earnings and profits. To the extent that the amount of the dividend distribution exceeds the shareholder's ratable share, such excess would not be taxable but would reduce the shareholder's basis in the Company's common stock. To the extent that the distribution exceeds the shareholder's adjusted basis in the shares (i.e. cost less all non-taxable dividend distributions), the excess would be taxable as a gain as if the shareholder had sold or exchanged the shares. Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the Company, in which case a portion of such dividend may be eligible for such deduction).

U.S. corporations, U.S. citizens and U.S. residents will generally be entitled, subject to certain limitations, to a credit against their U.S. federal income tax for Canadian federal income taxes withheld from such dividends. Taxpayers may claim a deduction for such taxes if they do not elect to claim such tax credit. No deduction for foreign taxes may be claimed by an individual taxpayer who does not itemize deductions. Because the application of the foreign tax credit depends upon the particular circumstances of each shareholder, shareholders are urged to consult their own tax advisors in this regard. Nonresident aliens and foreign corporations will be subject to U.S. federal income taxation at graduated rates upon dividends or gain with respect to their common shares (and may be entitled to such tax credit or such deduction), if such income or gain is treated as effectively connected with the conduct of the recipient's trade or business within the United States.

Canadian Federal Income Tax Considerations
------------------------------------------
Dividends paid on common shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada-U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on common shares is generally 5%. Generally, a non-resident of Canada who holds common shares as capital property will not be subject to Canadian federal income tax on capital gains realized on the disposition of his common shares.

                         ITEM 6-SELECTED FINANCIAL DATA

The following table is derived in part from the audited consolidated financial statements of the Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with principles generally accepted in the United States (except as described in footnote 1 to this table and note 15 to the Company's consolidated financial statements). This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

SELECTED FINANCIAL DATA(1)
Year ended December 31
millions of U.S. dollars except
for gold price and per share data                               1997         1996         1995       1994       1993
--------------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA
Revenue                                                      $ 305.4      $ 337.3      $ 360.7   $  377.6    $ 366.5
Average gold price realized per ounce                        $   362      $   384      $   388   $    387    $   360
Earnings (loss) before taxes(2)                              $(418.7)     $(176.1)       (44.7)  $   13.0    $   9.7
Earnings (loss) before preferred share dividends(1)          $(420.5)     $(176.7)     $ (41.6)  $   17.3    $  10.2
Net earnings (loss)(2)                                       $(420.5)     $(176.7)     $ (50.1)  $    8.0    $   3.6
Net earnings (loss) attributable to common
 shareholders(3)                                             $(426.2)     $(176.7)     $ (50.1)  $    8.0    $   3.6
Earnings (loss) per common share(2)                          $ (3.06)     $ (1.31)     $ (0.43)  $   0.07    $  0.03
Effective tax rate                                              (0.4%)       (0.4%)        7.2%     (33.3%)     (5.1%)
Weighted average common shares outstanding (millions)          139.4        134.4        116.2      112.5      108.2
BALANCE SHEET DATA
Working capital (deficiency)                                   (28.7)       (52.9)     $ 109.6   $  186.2    $ 148.9
Current ratio                                                   0.73         0.74         1.84       4.24       2.01
Total assets                                                 $ 432.8      $ 832.1      $ 871.2   $  881.7    $ 990.5
Gold, silver and currency financings                         $  66.5      $ 182.9      $ 152.8   $  132.7    $ 217.4
Deferred income taxes                                        $   7.9      $   8.4      $   8.1   $    8.4    $  14.6
Common shareholders' equity                                  $ 153.7      $ 492.3      $ 588.9   $  509.7    $ 513.7
Common shares outstanding (millions)                           139.4        139.4        129.9      112.7      112.2
OTHER DATA
Dividends paid on common shares   - total                    $  --        $  10.1      $   9.0   $    8.5    $   8.1
                                  - per share                $  --        $0.0750      $0.0750   $ 0.0750    $0.0750
Dividends paid on convertible preferred
 shares of subsidiary(4)   - total                           $  --        $  --        $   8.5   $   10.1    $  10.1
                           - per share                       $  --        $  --        $  1.75   $   1.75    $  1.75
Net cash flows provided from (used in) operating
 activities                                                  $  (9.2)     $  29.9      $  67.3   $   92.2    $ 101.7
Capital and exploration spending                             $ 151.1      $ 161.7      $ 138.3   $   66.8    $  44.4
--------------------------------------------------------------------------------------------------------------------

(1) This information should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes. Contingencies are described in notes 9, 18 and 19 to the Company's consolidated financial statements. The Company's consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. Had the consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would be disclosed as follows. See also note 15 to the Company's consolidated financial statements.

                                                   1997            1996            1995            1994           1993
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes              (505.8)         (173.1)          (39.2)         $ 19.2         $ 13.9
Net earnings (loss)                              (460.6)         (173.7)          (44.6)         $  9.3         $ 12.7
Earnings (loss) per common share               $  (3.30)       $  (1.29)          (0.38)         $ 0.08         $ 0.12
Total assets                                   $  423.9        $  919.6         $ 881.3          $872.6         $975.2
Deferred income taxes                          $    7.9        $   55.0         $   8.1          $  8.4         $  9.7
Common shareholders' equity                    $   55.9        $  533.1         $ 599.0          $500.6         $503.3
----------------------------------------------------------------------------------------------------------------------

(2) In 1997, the Company recorded a $362.7 million provision for impaired assets and other charges ($2.60 per share). In 1996, the Company recorded a $30.0 million ($0.22 per share) provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada and recorded a $77.1 million ($0.57 per share) provision to write off the $57.1 million book value of its Alaska-Juneau development property in Alaska and to accrue $20.0 million for estimated reclamation and closure costs.
(3) After interest expense on the equity portion of the capital securities, issued in March 1997. See note 7 to the consolidated financial statements.
(4) All of the outstanding shares of preferred stock of subsidiary were redeemed or converted into common shares of the Company during 1995.

                 ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial results of the Company's operations for the years 1995 through 1997 should be read in conjunction with the financial data and the Company's consolidated financial statements, included elsewhere in this report. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with those principles generally accepted in the United States, except as described in note 15 to the Company's consolidated financial statements, and also with International Accounting Standards.

Material changes in the Company's reserves may significantly impact results of operations and asset carrying values. See the discussion of reserves in "Business and Properties-Reserves".

The following contains statements that are, by their nature, forward looking and uncertain. See "Cautionary 'Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995," "Business and Properties-Risk Factors" and "Commitments and Contingencies" for a discussion of certain factors which should be considered in evaluating these statements.

SUMMARY
The Company had a net loss of $420.5 million ($3.06 per share) in 1997, compared with net losses of $176.7 million ($1.31 per share) in 1996 and $50.1 million ($0.43 per share) in 1995.

The 1997 results reflect $346.0 million in provisions for asset impairment recognized as a result of a major asset reevaluation and downsizing program undertaken by the Company in response to gold market conditions (see note 9 to the consolidated financial statements). The 1997 results also reflect $16.7 million of severance expense related to the downsizing, lower gold and silver prices realized and lower volume of gold sold.

The average gold price realized by the Company in 1997 was $362 per ounce, including forward sales, loan repayments and the recognition of deferred gains related to repurchased forward sales contracts. This was above the average market price of $332 per ounce in 1997 but lower than the $384 per ounce average price realized in 1996. The Company has hedged its entire estimated 1998 gold production at a minimum average price of $340 per ounce, so 1998 revenue and cash flow will not be reduced by any potential further decline in the gold price.

Revenue will be reduced in 1998 from 1997 due to lower planned production resulting from a temporary suspension of operations at Lupin and a scale-back of operations at McCoy/Cove, the Company's two highest-cost mines, in response to market conditions. Production targets for 1998 are 500,000 to 520,000 ounces of gold and 7 to 8 million ounces of silver.

In 1997, net cash flows used in operating activities were $9.2 million after cash exploration and development expenses of $34.5 million.

The Company's sharply reduced exploration and development programs, in response to market conditions, may be expected to limit the discovery and development of new reserves. Over the long term, this could have adverse implications since Lupin and McCoy/Cove are nearing the ends of their mine lives.

RESULTS OF OPERATIONS
Revenue
-------
Revenue declined to $305.4 million in 1997 principally due to lower gold prices realized and lower production at McCoy/Cove and Lupin related to declining ore grades. In 1996, revenue declined to $337.3 million from $360.7 million in 1995, primarily because of decreased silver production, a function of the planned processing of lower silver grades at the McCoy/Cove mine, only partly offset by increased gold production at other mines.

Gold and Silver Hedging
-----------------------
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company reduces the risk of future price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, forward sale contracts, spot-deferred contracts, swaps and options. The Company's hedging activities and commitments are described in detail in note 18 to the consolidated financial statements.

In 1997, the Company delivered 6% of its gold production against forward sales and gold loans at an average price of $397 per ounce, excluding the recognition of deferred gains on repurchased forward sales contracts. This compares with 25% of gold production in 1996 at an average price of $375 and 22% of 1995 production at an average price of $395.

The Company delivered 7% of its silver production against forward sales in 1997 at an average price of $5.32 per ounce, excluding the recognition of deferred gains on repurchased forward sales contracts, 45% in 1996 at an average price of $5.85 and 47% in 1995 at an average price of $5.48 per ounce.

Including transactions completed in the first quarter of 1998, the Company has protected itself against price declines in 1998 by hedging its entire planned 1998 gold production at a minimum average price of $340 per ounce, along with
5.9 million ounces of silver at $5.44 per ounce. In addition, the Company has hedged approximately 330,000 ounces of gold in 1999 at a minimum average price of $365 per ounce and 4.0 million ounces of silver at $5.77 per ounce.

Operating Costs
---------------
Consolidated cash operating costs were $249 per ounce of gold produced in 1997, $254 in 1996 and $229 in 1995. The 1997 decrease reflected a series of cost-reduction initiatives, along with increased dedicated pad tonnage and higher reusable pad recoveries at Round Mountain. The 1996 increase was principally due to the planned mining of lower-grade ores. Cash operating costs per ounce vary with the number of tons and grade of ore processed. They generally reflect mining and processing costs, most significantly labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance.

The Company's cash operating cost target for 1998 is $245 to $255 per ounce of gold produced.

Royalties
---------
Royalties decreased to $8.3 million in 1997 from $9.6 million in 1996 primarily due to lower precious metals prices. They increased in 1996 from $8.4 million in 1995 because of higher gold production. The Company's target for 1998 is $8 to $9 million, reflecting similar levels of royalty bearing production. Details of the Company's royalties are provided in note 19 to the consolidated financial statements.

Production Taxes
----------------
Production taxes decreased in both 1997 and 1996 due to lower precious metals prices and lower gold production at McCoy/Cove. Less cash flow reduces the net profit on which the production taxes are calculated. Production taxes are expected to be about the same in 1998 as 1997.

Depreciation and Amortization
-----------------------------
Depreciation and amortization decreased to $79.3 million from $86.5 million in 1996. Amortization varies with the quantity of gold and silver sold and the mix of production from the various mines. The quantities of the Company's proven and probable reserves and other mineralization also affect amortization expense, as the Company's investment is amortized over these ounces. In 1997, the $2.3 million decrease in amortization expense resulted primarily from the impact of the third quarter 1997 write-down of ore body carrying values at Lupin and Kettle River. The $4.9 million decrease in depreciation expense reflected the fact that as McCoy/Cove approaches the end of its useful life, major groups of its assets are fully depreciated and not being replaced. In 1996, the $2.6 million decrease in depreciation and amortization resulted principally from reduced silver production, partly offset by increased gold production.

For 1998, the Company expects depreciation and amortization expense to be in the range of $65 to $70 million, down significantly from $79.3 million in 1997, $86.5 million in 1996 and $89.4 million in 1995. The main reason for the expected decline is the write-down in late 1997 of the carrying values of the Lupin and Kettle River mines (note 9 to the consolidated financial statements).

On a per-ounce basis, depreciation and amortization expense was $90 in 1997, $98 in 1996 and $97 in 1995. The depreciation portion alone was $58 in 1997, $64 in 1996 and $61 in 1995. The amortization portion was $32 in 1997, $34 in 1996 and $36 in 1995.

Reclamation and Mine Closure
----------------------------
Reclamation and mine closure expense increased each year, reflecting increased accruals for reclamation and closure activities (see notes 8 and 9 to the consolidated financial statements). For 1998, the Company expects this expense to be in the range of $7 to $8 million.

General and Administrative
--------------------------
General and administrative costs were sharply reduced in 1997, reflecting the downsizings undertaken in response to depressed gold prices. These costs had risen in 1996, mostly due to increased permitting, exploration and business development activities.

In 1998, the Company expects general and administrative costs to decline further. The 1998 target is $9 to $10 million, down from $10.9 million in 1997.

Exploration and Development
---------------------------
Exploration and development expense was nearly halved, to $34.9 million in 1997 from $63.6 million in 1996, in response to depressed gold prices. In 1996, it declined more modestly from $69.8 million in 1995, reflecting a reduction in activity and personnel at the Alaska-Juneau development project. The Alaska-Juneau project was written off at year-end 1996. Exploration and development expenses in 1995 and 1996 reflected the Company's stepped-up efforts to locate and develop potential new gold deposits in response to the maturation of the McCoy/Cove and Lupin mines.

For 1998, the Company has further reduced its exploration and development budget to a total of $7 million. The budget will be reviewed if gold prices improve.

Interest and Other
------------------
Interest and other expenses are described in note 10 to the consolidated financial statements. The net interest expense portion was $2.6 million in 1997 and $2.1 million in 1996, compared with net interest income of $4.8 million in 1995, reflecting decreased cash on hand and increased currency financings beginning in 1996. The other portion includes an unrealized loss of $6.6 million in 1997 due to market declines in the Company's share investment portfolio, partially offset by a $3.9 million gain on the sale of an option interest in an exploration property.

Provision for Impaired Assets and Other Charges
-----------------------------------------------
Provision for impaired assets and other charges of $362.7 million in 1997 consists of $346.0 million in provisions for impaired assets and $16.6 million for severance costs (note 9 to the consolidated financial statements), in response to market conditions.

The $346.0 provision includes $50.0 million to write off the Kingking project in the Philippines; $143.6 million to write off the Company's investment in Santa Elina; $127.0 million to reduce the carrying values of Lupin ($65.0 million), McCoy/Cove ($47.0 million) and Kettle River ($15.0 million); and $25.4 million to write down certain share investments and other assets to market value and to provide for estimated legal and closure expenses.

The $107.1 million charge in 1996 consisted of $77.1 million to write off the Company's entire investment in the Alaska-Juneau project, including a $20.0 million reserve to cover estimated reclamation and closure responsibilities, and a $30.0 million provision for McCoy/Cove pit wall stabilization. See note 9 to the consolidated financial statements.

Income Tax Expense
------------------
Income tax expense is described in note 11 to the consolidated financial statements.

Dividends on Preferred Stock of Subsidiary
------------------------------------------
Dividends on preferred stock of subsidiary were eliminated in late 1995 when the Company eliminated the entire issue of convertible preferred stock of a subsidiary (note 14 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES
In December 1997, the price of gold fell as low as $281.35 per ounce, its lowest level in 18 years. The Company needs a significantly higher gold price before it will resume operations at the Lupin mine, proceed with construction of the Aquarius or the Paredones Amarillos mines, expand its exploration activities, or pursue new acquisitions or investments.

The lower gold prices reduced 1997 cash flows. Net cash flows used in operating activities were $9.2 million in 1997, compared with net cash flows provided from operations of $29.9 million in 1996. The 1997 results reflect lower precious metals prices realized ($31.5 million); lower gold sales volume partially offset by higher silver sales volume ($14.5 million); timing differences on accounts payable related primarily to the payment of interest and dividends ($12.1 million); and an increase in inventories in 1997 compared with a decrease in 1996 ($7.1 million), partially offset by lower cash development and exploration expense ($22.1 million) and decreased operating costs ($8.0 million). Most of the exploration and development property spending represents discretionary investments for the future.

Cash used in financing activities was $24.0 million in 1997. Outflows were primarily related to debt repayments of $131.7 million. The Company had net proceeds of $96.7 million on the issuance of capital securities and currency borrowings in the amount of $15.5 million.

Net cash used in investing activities in 1997 totaled $53.0 million. Included were $112.0 million for mining properties, plant and equipment and $21.6 million for long-term investments (including $13.5 million in Santa Elina and $7.6 million in other investments), partially offset by proceeds of $69.1 million from the Company's repurchase of its outstanding gold and silver forward sales, a 218,000-ounce gold delivery commitment that hedged an $84.0 million bond obligation, and foreign currency exchange contracts, plus proceeds of $11.0 million on the sale of various share investments and the option interest in the Dolores property in Mexico.

At December 31, 1997, the Company had $85.0 million in unutilized credit facilities, of which $29.5 million was actually available for borrowing due to the low gold price. Depressed gold prices limit the Company's ability to borrow under its revolving credit facility, which is measured at the end of each quarter. Continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's capacity to borrow under its existing credit facilities. For this reason, the Company and its lenders are in discussions aimed at restructuring the terms of its existing credit facilities to provide more liquidity than is currently available in the event of a continued period of depressed gold prices.

At year-end 1997, the Company had $17.0 million in cash and cash equivalents and $10.3 million in short-term investments. In January 1998, it received an additional $8.7 million in cash on the repurchase of a portion of its outstanding gold forward sales. See note 18 to the consolidated financial statements.

At December 31, 1997, the Company's current debt was $14.8 million and its long-term debt was $51.7 million.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (note 7 to the consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to a trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. The present value of the capital securities' principal amount, $4.2 million at year-end 1997, is classified as debt. The present value of the future interest payments, $95.8 million, is a separate component of shareholders' equity. In March 1998, the Company exercised its right to defer its April 1998 interest payment to holders of the capital securities.

In response to market conditions, during 1997 the Company reduced its planned 1997 capital expenditures from $189 million to $104 million. The Company has further reduced its 1998 capital expenditure budget to a total of $13 million. The Company will rely on its operating cash flow and credit facilities to fund its planned 1998 capital expenditures. The Company will monitor carefully its discretionary spending in view of the current low gold price environment and the cost structure of its operating mines.

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

The gold- and silver-related instruments used in these transactions include commodity loans, fixed and floating forward contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The Company also engages in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs. In 1997, the Company swapped a portion of its 11% interest obligation for the capital securities for a gold delivery commitment, reducing its effective interest rate. In the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in the conversion of the swap ounces to forward sales commitments. See note 18 to the consolidated financial statements. During 1995, the

Company used interest rate swap agreements to effectively convert its fixed-rate preferred stock dividends into floating-rate dividends. The interest rate swap agreements expired on December 31, 1995.

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

The Company's forward sales commitments, gold loan and swap commitments and option positions are described in notes 6, 7 and 18 to the Company's consolidated financial statements.

The Company's obligation to purchase Canadian dollars are described in note 18 to the Company's consolidated financial statements.

The Company's crude oil commitments are described in note 18 to the Company's consolidated statements.

The Company's operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing future costs. See "Business and Properties-Other-Government Regulation and Environmental Issues."

The Company's operations are subject to certain royalty obligations as described in note 19 to the Company's consolidated financial statements.

Lease commitments are described in note 19 to the Company's consolidated financial statements.

The Company's provisions for future reclamation and closure costs at the former Sunnyside mine in Colorado and the Alaska-Juneau development property in Alaska are reviewed periodically and may be adjusted as additional information becomes available.

Other commitments and contingencies are discussed in notes 9, 18 and 19 to the consolidated financial statements.

IMPACT OF YEAR 2000
Some of the Company's computer programs are written using two digits rather than four to define the applicable year, and may therefore recognize the digits "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculation causing disruption of operations including, among other things, a temporary inability to process transactions, pay invoices or engage in similar normal business activities. The Company has completed an assessment of the year 2000 issue and will modify or upgrade portions of its software. The Company believes that following these modifications or upgrades, the issue will not result in any significant impact on the operations of the Company or its computer systems. All work is expected to be completed by the end of 1998 at an estimated total cost of less than $1 million. These costs are being expensed as incurred. To date, the Company has completed approximately 20% of the project, which is on schedule. The expected costs and date of completion are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

               ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----
Management's Responsibility For Financial Reporting......... 64
Report Of Independent Chartered Accountants................. 65
Consolidated Balance Sheet.................................. 66
Consolidated Statement Of Earnings.......................... 67
Consolidated Statement Of Retained Earnings (Deficit)....... 67
Consolidated Statement Of Cash Flow......................... 68
Notes To Consolidated Financial Statements.................. 69

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

The Audit Committee consists entirely of outside directors. The Committee meets periodically with management and the external auditors to discuss internal financial controls, auditing matters and financial reporting issues. The Committee satisfies itself that each party is properly discharging its responsibilities; reviews the quarterly and annual financial statements and the external auditors' report; and recommends the appointment of the external auditors for review by the Board and approval by the shareholders.

The external auditors audit the financial statements annually on behalf of the shareholders. They also performed certain procedures related to the Company's unaudited interim financial statements and report their findings to the Audit Committee. The external auditors have free access to management and the Audit Committee.



                              /s/ Robert L. Leclerc
                              ---------------------
                              Robert L. Leclerc, Q.C.
                              Chairman and Chief Executive Officer and Director



                              /s/ Peter H. Cheesbrough
                              ------------------------
                              Peter H. Cheesbrough
                              Senior Vice President, Finance and
                              Chief Financial Officer

March 17, 1998

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

The Board of Directors
Echo Bay Mines Ltd.

We have audited the consolidated balance sheet of Echo Bay Mines Ltd. as at December 31, 1997 and 1996 and the consolidated statements of earnings, retained earnings (deficit) and cash flow for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and changes in its financial position for each of the years in the three-year period ended December 31, 1997 in accordance with accounting principles generally accepted in Canada.



Edmonton, Canada                                         (signed) Ernst & Young
January 26, 1998, except for                             Chartered Accountants
Notes 7, 18 and 19, as to which
the date is March 17, 1998

                              ECHO BAY MINES LTD.

                           CONSOLIDATED BALANCE SHEET

                                  December 31

thousands of U.S. dollars                                            1997                      1996
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $  16,953                 $ 103,196
 Short-term investments (note 2)                                   10,325                        --
 Interest and accounts receivable                                   5,927                     9,739
 Inventories (note 3)                                              41,168                    33,941
 Prepaid expenses and other assets                                  5,068                     6,573
---------------------------------------------------------------------------------------------------
                                                                   79,441                   153,449

Plant and equipment (note 4)                                      238,948                   233,984
Mining properties (note 4)                                        107,820                   405,011
Long-term investments and other assets (note 2)                     6,558                    39,701
---------------------------------------------------------------------------------------------------
                                                                $ 432,767                 $ 832,145
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                       $  82,371                 $  72,421
 Income and mining taxes payable                                    3,494                     3,651
 Gold and other financings (note 6)                                14,779                   129,445
 Deferred income (note 6)                                           7,461                       876
---------------------------------------------------------------------------------------------------
                                                                  108,105                   206,393

Gold and other financings (note 6)                                 51,745                    53,478
Deferred income (note 6)                                           54,708                     1,581
Other long-term obligations (note 8)                               56,607                    69,992
Deferred income taxes                                               7,941                     8,392

Commitments and contingencies (notes 9, 18 and 19)

Common shareholders' equity:
 Common shares (note 13), no par value,
  unlimited number authorized; issued
  and outstanding - 139,370,031 shares
  (139,355,781 shares in 1996)                                    709,593                   709,534
 Capital securities (note 7)                                       95,753                        --
 Deficit                                                         (631,320)                 (201,931)
 Foreign currency translation                                     (20,365)                  (15,294)
---------------------------------------------------------------------------------------------------
                                                                  153,661                   492,309
---------------------------------------------------------------------------------------------------
                                                                $ 432,767                 $ 832,145
===================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                       CONSOLIDATED STATEMENT OF EARNINGS

                             Year ended December 31

thousands of U.S. dollars,
except for per share data                                              1997            1996            1995
-----------------------------------------------------------------------------------------------------------
Revenue                                                          $  305,429      $  337,316       $ 360,730
-----------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                                    213,120         221,126         212,182
 Royalties (note 19)                                                  8,304           9,625           8,434
 Production taxes                                                       865           2,440           4,322
 Depreciation and amortization                                       79,316          86,491          89,403
 Reclamation and mine closure                                         8,819           6,298           5,005
 General and administrative                                          10,948          13,577          12,169
 Exploration and development                                         34,927          63,619          69,796
 Interest and other (note 10)                                         5,191           3,090           4,161
 Provision for impaired assets and other charges (note 9)           362,665         107,134              --
-----------------------------------------------------------------------------------------------------------
                                                                    724,155         513,400         405,472
-----------------------------------------------------------------------------------------------------------
Loss before income taxes                                           (418,726)       (176,084)        (44,742)
Income tax expense (recovery) (note 11)                               1,782             618          (3,206)
-----------------------------------------------------------------------------------------------------------
Loss before preferred stock dividends                              (420,508)       (176,702)        (41,536)
Preferred stock dividends of subsidiary (note 14)                        --              --           8,524
-----------------------------------------------------------------------------------------------------------
Net loss                                                         $ (420,508)     $ (176,702)      $ (50,060)
===========================================================================================================

Net loss attributable to common shareholders (note 7)            $ (426,222)     $ (176,702)      $ (50,060)
===========================================================================================================

Loss per share                                                   $    (3.06)     $    (1.31)      $   (0.43)
===========================================================================================================

Weighted average number of shares outstanding (thousands)           139,367         134,434         116,233
-----------------------------------------------------------------------------------------------------------


             CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                             Year ended December 31


thousands of U.S. dollars                                                          1997            1996              1995
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                   $ (201,931)     $  (15,109)        $  44,140
Net loss                                                                       (420,508)       (176,702)          (50,060)
Dividends on common shares (note 13)                                                 --         (10,120)           (8,978)
Excess of redemption price of preferred shares
 redeemed over original proceeds (note 14)                                           --              --              (211)
Interest on capital securities, net of nil tax effect (note 7)                   (5,714)             --                --
Issue costs related to capital securities (note 7)                               (3,167)             --                --
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                         $ (631,320)     $ (201,931)        $ (15,109)
=============================================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                             Year ended December 31

thousands of U.S. dollars                                                             1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss                                                                          (420,508)      (176,702)     $(50,060)
Add (deduct):
 Depreciation                                                                       51,887         56,737        56,182
 Amortization                                                                       27,429         29,754        33,221
 Preferred stock dividends of subsidiary (note 14)                                      --             --         8,524
 Non-cash portion of provision for impaired assets and other charges (note 9)      355,782        107,134            --
 Unrealized losses on share investments (note 2)                                     6,643             --            --
 Deferred income included in revenue (note 18)                                     (14,079)            --            --
 Non-cash portion of exploration and development expense                               436          7,035         9,365
 Deferred income taxes                                                                (336)           305          (448)
 Environmental expenses at non-producing properties                                     --             --        12,899
 Gain on sale of assets                                                             (8,847)        (4,469)       (5,506)
 Other                                                                               1,120          5,970         2,120
Change in cash invested in operating assets and liabilities:
 Interest and accounts receivable                                                    2,178           (184)       (2,667)
 Inventories                                                                        (5,753)         1,368        (3,563)
 Prepaid expenses and other assets                                                   2,812           (361)         (134)
 Accounts payable and accrued liabilities                                           (8,824)         3,245         6,695
 Income and mining taxes payable                                                       856             69           701
-----------------------------------------------------------------------------------------------------------------------
                                                                                    (9,204)        29,901        67,329
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Currency borrowings                                                                 15,538         34,714        28,015
Debt repayments                                                                   (131,749)       (38,179)       (9,853)
Capital securities issued, net of issuance costs (note 7)                           96,700             --            --
Equity portion of interest on capital securities (note 7)                           (4,270)            --            --
Preferred stock dividends of subsidiary (note 14)                                       --             --        (8,524)
Common share dividends (note 13)                                                        --        (10,120)       (8,978)
Preferred share conversions and redemptions (note 14)                                   --             --      (136,505)
Common shares issued on acquisition of Santa Elina, net of issuance costs               --         85,801            --
 (note 5)
Common share issues, net of issuance costs (note 13)                                    59          4,768       135,904
Other                                                                                 (296)            --            --
-----------------------------------------------------------------------------------------------------------------------
                                                                                   (24,018)        76,984            59
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Mining properties, plant and equipment                                            (112,001)      (103,667)      (81,538)
Cost of Santa Elina acquisition (note 5)                                                --        (97,069)           --
Proceeds on repurchase of Company's
 - gold and silver forward sales (note 18)                                          54,963            --             --
 - gold swap (note 18)                                                               8,107            --             --
 - foreign exchange contracts (note 18)                                              5,995            --             --
Short-term investments                                                               3,089            --             --
Long-term investments and other assets                                             (21,626)       (3,499)       (47,557)
Proceeds on sale of mining properties                                                   --            --         32,551
Proceeds on sale of long-term investments                                            7,894        13,809         12,104
Other                                                                                  558           894          1,368
-----------------------------------------------------------------------------------------------------------------------
                                                                                   (53,021)     (189,532)       (83,072)
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                          (86,243)      (82,647)       (15,684)
Cash and cash equivalents, beginning of year                                       103,196       185,843        201,527
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $   16,953    $  103,196      $ 185,843
=======================================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Echo Bay Mines Ltd. mines, processes and explores for gold and silver. Gold accounted for 83% of 1997 revenue, and silver 17%. In 1997, the Company had four operating mines: Round Mountain in Nevada, USA.; McCoy/Cove in Nevada, USA.; Lupin in the Northwest Territories, Canada; and Kettle River in Washington, USA. All are 100% owned except for Round Mountain, which is 50% owned. In January 1998, the Company temporarily suspended operations at Lupin until the gold price improves significantly.

The Company's financial position and operating results are directly affected by the market price of gold in relation to the Company's production costs. Silver price fluctuations also affect the Company's financial position and operating results, although to a lesser extent. Gold and silver prices fluctuate in response to numerous factors beyond the Company's control.

The consolidated financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada and, in all material respects, conform with accounting principles generally accepted in the United States, except as described in note 15, and with International Accounting Standards. The statements are expressed in U.S. dollars.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain of the comparative figures have been reclassified to conform with the current year's presentation.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Interests in joint ventures, each of which by contractual arrangement is jointly controlled by all parties having an equity interest in the joint venture, are accounted for using the proportionate consolidation method to consolidate the Company's share of the joint ventures' assets, liabilities, revenues and expenses.

Share investments
Short-term common share investments are recorded at the lower of cost or market based on quoted market prices, with unrealized losses included in income. Long-term common share investments are recorded at cost. A provision for loss is recorded in income if there were a decline in the market value of a long-term share investment that was other than temporary. If the Company's share investment represents more than a 20% ownership interest and the Company can exercise significant influence over the investee, the equity method of accounting is used. The equity method reports the investment at cost, adjusted for the Company's pro rata share of the investee's undistributed earnings or losses since acquisition.

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

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

expenses at average exchange rates. Exchange differences arising on translation are recorded in current earnings.

Revenue recognition
Revenue is recognized when title to delivered gold or silver passes to the buyer.

Earnings per share
Earnings per share is calculated based on the weighted average number of common shares outstanding during the year. For per share calculations, the amount of capital securities interest that is charged directly to the deficit increases the loss attributable to common shareholders. Fully diluted earnings per share are the same as basic earnings per share because the Company's outstanding options are not dilutive.

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

Mining properties - producing mines' acquisition, exploration and development costs
Mining properties are recorded at cost of acquisition. Mine exploration and development costs include expenditures incurred to develop new ore bodies, to define further mineralization in existing ore bodies and to expand the capacity of operating mines. These expenditures are amortized against earnings on the unit-of-production method over the expected economic life of each mine.

Mining properties - mining costs
Mining costs are the costs incurred at producing properties to remove ore and waste from an open pit or underground mine. These costs are deferred when they relate to gold that will be produced in future years. These deferred costs are charged to operating costs in the period in which the related production occurs.

For open pit mining operations, mining costs are deferred when the ratio of tons mined per ounce of gold recovered exceeds the average ratio estimated for the life of the mine. These deferred costs are charged to operating costs when the actual ratio is below the average ratio.

For underground mining operations, these costs include the cost of accessing and developing new production areas.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

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

Review of life-of-mine plans and carrying values
Plant and equipment are depreciated and mining properties are amortized over their anticipated economic lives. Each year, the Company estimates ore reserves and prepares a comprehensive mining plan for the then-anticipated remaining life of each property. The prices used in estimating the Company's ore reserves at December 31, 1997 were $350 per ounce of gold and $5.00 per ounce of silver ($375 per ounce of gold and $5.00 per ounce of silver at December 31, 1996).
The market prices were $293 per ounce of gold and $6.13 per ounce of silver at December 31, 1997 ($369 per ounce of gold and $4.87 per ounce of silver at December 31, 1996). If the Company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than the $350 per ounce price used at December 31, 1997, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by the Company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience additional material write-downs of its investment in its mining properties (note 9). Under certain of such circumstances, the Company might discontinue the development of a project or mining at one or more of its properties or might temporarily suspend operations at a producing property and place that property in a "care and maintenance" mode. Reserves could also be materially and adversely affected by changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types.

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

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The Company reviews the carrying value of each mine by comparing the net book value with the estimated undiscounted future cash flow from the property. For purposes of this analysis, the net book value of each mine includes offsets for deferred income amounts relating to the 1997 repurchase of hedging instruments and reclamation and mine closure accruals. Precious metals price assumptions used in these analyses were $300 per ounce of gold and $5.00 per ounce of silver for 1998, and $350 per ounce of gold and $5.00 per ounce of silver in years thereafter. In 1996, carrying value analyses were performed using gold and silver price assumptions of $385 per ounce of gold and $5.25 per ounce of silver for all future years. If the net book value exceeds the undiscounted future cash flow, then the excess is expensed. The Company completed a major review of the life-of-mine plans in the third quarter of 1997 and recorded a $127.0 million provision for impaired assets related to producing mines (note 9). Changes in the significant assumptions underlying future cash flow estimates, including assumptions regarding precious metals prices, may have a material effect on future carrying values and operating results.

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

The gold- and silver-related instruments used in these transactions include commodity loans, fixed and floating forward contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The Company also engages in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs. In 1997, the Company swapped a portion of its capital security interest obligation for a gold delivery commitment, effectively reducing its interest obligation. During 1995, the Company used interest rate swap agreements to effectively convert its fixed-rate preferred stock dividends into floating-rate dividends.

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

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

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

Under the original gold swap agreement related to the capital securities, in March 2002 the Company would have delivered 291,358 ounces of gold and would have received $100.0 million. Semi-annually through March 2002, the Company would have paid the bank's floating gold lease rate and received fixed-rate interest. The net swap income was recognized as an adjustment to interest on the capital securities. In the first quarter of 1998, the Company restructured the gold swap agreement, converting the swap ounces to forward sales commitments (note 18).

Under the interest rate swap agreements related to the preferred stock dividends, the Company received fixed-rate interest and paid interest based on the London Inter-Bank Offered Rate (LIBOR). The interest rate differential was recognized as an adjustment to dividends on preferred stock of subsidiary as the differential accrued.

2.  INVESTMENTS AND OTHER ASSETS
Historically, the Company has purchased common shares of exploration-oriented companies to provide the Company access to exploration and development prospects around the world. During 1997, the Company reclassified these share investments from long-term to short-term investments, in light of the Company's intent to dispose of these assets. The investments are carried at the lower of cost or market, based on quoted market prices.

At December 31, 1997, the Company's short-term investment portfolio was comprised of the following share investments.

                                                                                                     Quoted
                                            Number of          Percent          Original             Market         Carrying
                                               Shares         Interest              Cost              Value            Value
----------------------------------------------------------------------------------------------------------------------------
TVI Pacific Inc.                           14,016,845             15.4%          $12,053            $   915          $   915
Minefinders Corporation Ltd.                3,500,000             25.0             8,156              5,030            5,030
Canarc Resource Corp.                       3,000,000              8.6             4,933              1,372            1,372
Rift Resources Ltd.                         1,000,000              9.8             1,394                207              207
Fairmile Gold Corp.                           825,000              4.2             1,176                 81               81
Ashanti Goldfields Company Ltd.               302,222              0.3             4,394              2,607            2,607
Mar-West Resources Ltd.                       125,000              0.8               200                113              113
----------------------------------------------------------------------------------------------------------------------------
                                                                                 $32,306            $10,325          $10,325
============================================================================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Long-term investments and other assets were as follows.

                                             1997                                                         1996
--------------------------------------------------------------------------------------------------------------
                                         Carrying          Number of       Percent        Market      Carrying
                                            Value             Shares      Interest         Value         Value
--------------------------------------------------------------------------------------------------------------
Share investments at cost:
 TVI Pacific Inc.                        $     --         14,016,845         15.4%       $12,794       $11,810
 Canarc Resource Corp.                         --          3,000,000          9.0          3,724         4,153
 Minefinders Corporation Ltd.                  --          1,280,000         15.0          2,804         1,998
 Rift Resources Ltd.                           --          1,000,000          9.8          1,059         1,465
 Other share investments                       --                                         13,928         9,913
--------------------------------------------------------------------------------------------------------------
                                               --                                         34,309        29,339
Property options                               --                                                        1,817
Other assets                                6,558                                                        8,545
--------------------------------------------------------------------------------------------------------------
                                         $  6,558                                                      $39,701
==============================================================================================================

3.  INVENTORIES

                                                                    1997                       1996
-----------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                     $14,882                    $ 4,182
                 --  in-process                                    9,792                     11,442
Materials and supplies                                            16,494                     18,317
-----------------------------------------------------------------------------------------------------
                                                                 $41,168                    $33,941
=====================================================================================================

4.  PROPERTY, PLANT AND EQUIPMENT
Net book value

                                                                                                    1997               1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Net                Net
                                                         Plant and             Mining               Book               Book
Property and percentage owned                            Equipment         Properties              Value              Value
---------------------------------------------------------------------------------------------------------------------------
McCoy/Cove (100%)                                         $ 59,717           $ 34,294           $ 94,011           $173,934
Round Mountain (50%)                                        76,271             48,333            124,604            108,060
Lupin (including Ulu) (100%)                                40,430                 --             40,430            115,173
Kettle River (100%)                                         15,907                406             16,313             39,245
Aquarius (100%)                                             38,639             14,145             52,784             14,923
Paredones Amarillos (60%)                                      378             10,642             11,020              5,177
Santa Elina (51% in 1996) (note 5)                              --                 --                 --            131,052
Kingking (75% in 1996 )                                         --                 --                 --             42,577
Other                                                        7,606                 --              7,606              8,854
---------------------------------------------------------------------------------------------------------------------------
                                                          $238,948           $107,820           $346,768           $638,995
===========================================================================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Plant and equipment

                                                                                 1997                                  1996
---------------------------------------------------------------------------------------------------------------------------
                                                                             Net Book                              Net Book
                                                              Cost              Value               Cost              Value
---------------------------------------------------------------------------------------------------------------------------
Land improvements and utility systems                     $ 63,196           $ 15,973           $ 65,131           $ 24,047
Buildings                                                  162,231             51,717            161,778             57,410
Equipment                                                  393,494            118,117            392,080            135,740
Construction in progress                                    53,141             53,141             16,787             16,787
---------------------------------------------------------------------------------------------------------------------------
                                                          $672,062           $238,948           $635,776           $233,984
===========================================================================================================================

Mining properties

                                                                                                1997               1996
-----------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition, exploration and development costs                             $266,081           $388,515
Less accumulated amortization                                                                198,912            250,616
-----------------------------------------------------------------------------------------------------------------------
                                                                                              67,169            137,899
Development properties' acquisition, exploration and development costs                        24,787            188,084
Deferred mining costs                                                                         15,864             79,028
-----------------------------------------------------------------------------------------------------------------------
                                                                                            $107,820           $405,011
=======================================================================================================================

During 1997, the Company wrote down the carrying values of a number of its operating and development properties (note 9).

5.   SANTA ELINA ACQUISITION
In July 1996, the Company completed a series of transactions with Santa Elina Gold Corporation ("Santa Elina") and Sercor Ltd. ("Sercor," a private company that owned 67% of Santa Elina) that increased the Company's ownership of the outstanding common shares of Santa Elina from 7% to 50% by issuing 8,830,915 common shares to the shareholders of Santa Elina. Following the transaction, the Company and Sercor each owned 50% of Santa Elina. Santa Elina holds interests in mining properties, principally in Brazil and also in Bolivia.

The Company accounted for the transactions as the purchase of an additional 43% of Santa Elina. The total cost of the transactions was $106.0 million. The purchase price was allocated to the net assets of Santa Elina based on the relative fair values, with the majority allocated to mining properties. Santa Elina has been accounted for using the proportionate consolidation method, as the Company and Sercor jointly control Santa Elina.

The Company subsequently increased its ownership in Santa Elina to 58% through additional share purchases of $7.0 million ($6.0 million in the fourth quarter of 1996 and $1.0 million in the first quarter of 1997) and through shares acquired when the joint venture partner exercised its right to repay outstanding loans from the Company maturing in September 1997 by transferring shares in Santa Elina pledged as collateral ($13.5 million in the third quarter of 1997). The increased ownership does not affect the joint control of Santa Elina.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Summarized below are the unaudited pro forma operating results of the Company, assuming the Santa Elina purchase had been consummated on January 1, 1995. These pro forma results are based upon historical results of operations and are not necessarily indicative of results that would have occurred.

                                                   1996                              1995
----------------------------------------------------------------------------------------------
Revenue                                       $ 337,316                          $360,730
Net loss                                      $(180,045)                         $(58,788)
Net loss per common share                     $   (1.29)                         $  (0.47)
----------------------------------------------------------------------------------------------

During 1997, the Company recorded $143.6 million in provisions for impaired assets related to Santa Elina that effectively eliminated the carrying value of its investment (note 9). Santa Elina currently does not have sufficient cash or other sources of liquidity to continue its operations. Sercor and the Company have not committed to invest any additional funds in Santa Elina. As a result, it is uncertain whether Santa Elina will be able to continue to develop its assets or to continue in business.

6.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                     Financings                              Deferred Income
                                      --------------------------------------    --------------------------------------
                                                     1997               1996                   1997               1996
----------------------------------------------------------------------------------------------------------------------
Gold swap                                     $        --        $    83,839             $       --        $        --
Gold loans                                         18,637             33,721                  6,481              2,423
Currency loan                                      43,640             33,846                     --                 --
Capital securities (note 7)                         4,247                 --                     --                 --
Debenture payable                                      --             27,966                     --                 --
Repurchase of gold and silver forward
  contracts and gold swap (note 18)                    --                 --                 48,991                 --
Repurchase of forward currency
  exchange contracts (note 18)                         --                 --                  5,995                 --
Other                                                  --              3,551                    702                 34
----------------------------------------------------------------------------------------------------------------------
                                                   66,524            182,923                 62,169              2,457
Less current portion                               14,779            129,445                  7,461                876
----------------------------------------------------------------------------------------------------------------------
                                              $    51,745        $    53,478             $   54,708        $     1,581
======================================================================================================================

In the first and second quarters of 1997, the Company repaid an $84.0 million bond obligation and a $28.0 million debenture payable with the proceeds received on the issuance of $100.0 million of 11% capital securities (note 7) and the $69.1 million in proceeds received on the repurchase of the Company's gold and silver forward sales, gold swap and forward currency exchange contracts (note
18).

Gold swap
A gold swap refers to a currency loan and a related, independently arranged, future gold delivery commitment. Taken together, the loan and commitment create an obligation effectively denominated in gold and representing a hedge of future gold production. In 1990, bonds totaling $84.0 million were swapped for an obligation to deliver 218,000 ounces of gold in September 1997, equivalent to a selling price of $385 per ounce. In the first quarter of 1997, the Company repurchased its 218,000 ounce gold delivery commitment that hedged the $84.0 million bond obligation (note 18) and repaid the $84.0 million bond obligation.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Gold term loan and currency loan
At December 31, 1997, a 36,094 ounce term loan was outstanding under a gold loan agreement (41,562 ounces at December 31, 1996) that will be repaid in quarterly installments through the second quarter of 2001. The commitment is priced at $388 per ounce. For financial statement presentation the gold loan was remeasured to $293 per ounce, the gold price at December 31, 1997 ($369 per ounce in 1996). Unrealized remeasurement gains or losses are included in deferred income. The Company also has outstanding a $28.6 million currency borrowing under the agreement that will be repaid in quarterly installments through the second quarter of 2001.

The facility is convertible between gold and dollar borrowings. Interest on gold borrowings is calculated at the banks' gold rate plus 0.475%, and interest on dollar borrowings at LIBOR plus 0.475%. At December 31, 1997, the effective interest rates were 2.99% on the gold term loan and 6.69% on the currency term loan.

The gold loan agreement contains both term and revolving provisions. At December 31, 1997, the Company had $15.0 million outstanding, and up to $85.0 million or gold equivalent, subject to covenant limitations, available until 2001, under the revolving commitment. At December 31, 1997, the effective interest rate on the revolving loan was 6.64%.

Gold loan
At December 31, 1997, a 27,623 ounce gold loan (49,723 ounces at December 31,
1996) was outstanding, which the Company will repay in quarterly payments of 5,525 ounces through the first quarter of 1999. The gold loan is priced at $403 per ounce. For financial statement presentation the gold loan was remeasured to $293 per ounce, the gold price at December 31, 1997 ($369 per ounce in 1996). Unrealized remeasurement gains or losses are included in deferred income. The effective rate of interest on the gold loan was 2.00% at December 31, 1997.

Debenture payable
In 1995, a subsidiary of the Company issued a debenture in the amount of $28.0 million, secured by a letter of credit and bearing interest at the one-month discount rate for bankers' acceptances plus 0.325%. The debenture was repaid in March 1997.

Other information
Certain of the Company's financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The Company is in compliance with these ratios and other covenant requirements. To remain in compliance throughout 1998, the Company has taken certain actions to reduce expenses, such as a temporary suspension of operations at Lupin and operational changes at McCoy/Cove, the reduction of support personnel, and reductions in budgeted new project and exploration expenditures. The Company may be required to seek additional external financing and to further reduce discretionary spending, absent a substantial improvement in gold prices.

At December 31, 1997, the Company had $85.0 million in unutilized credit facilities, of which $29.5 million was actually available for borrowing in view of the covenant limitations imposed by the credit facilities. The amounts available for borrowing under the credit facilities vary with precious metals prices, among other factors, and continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's capacity to borrow under the credit facilities. The Company and its lenders are

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

in negotiations aimed at restructuring the terms of its credit facilities to provide more liquidity than is currently available in the event of a continued period of depressed gold prices. Annual commitment fees on the unutilized credit facilities are 0.35% .

The Company had letter of credit facilities of $55.0 million, of which $32.1 million was outstanding at December 31, 1997, primarily related to the bonding of future reclamation obligations. Annual fees on the letters of credit range from 0.50% to 0.75%.

Interest payments were $9.4 million in 1997, $9.0 million in 1996 and $4.3 million in 1995.

Future gold and silver delivery commitments are summarized by year in note 18.

7.  CAPITAL SECURITIES
On March 27, 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. In 1997, the Company swapped a portion of its capital security interest obligation for a gold delivery commitment. Under the agreement, in 2002 the Company would have delivered 291,358 ounces of gold and would have received $100.0 million, a price of $343 per ounce of gold. Additionally, the agreement reduced the Company's effective interest rate on the capital securities to a fixed rate of 4.24% plus the floating gold lease rate, or 6.03% in 1997. In the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in a conversion of the swap ounces into forward sales commitments (note 18).

The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest would accrue at a rate of 12% per annum, compounded semi-annually. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the trustee. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation.

In March 1998, the Company exercised its right to temporarily defer its April 1998 interest payment to holders of the capital securities until gold prices improve. During the deferral period, interest will accrue at a rate of 12% per annum, compounded semi-annually.

The present value of the capital securities' principal amount, $4.2 million, has been classified as debt within gold and other financings (note 6). The present value of the future interest payments, $95.8 million, has been classified as a separate component of shareholders' equity, as the Company has the unrestricted ability to settle the future interest payments by issuing its own common shares to the trustee for sale. Issue costs of $3.3 million have been allocated proportionately to reflect the debt and equity classifications at issuance as follows: $0.1 million to deferred financing charges and $3.2 million to shareholders' equity. Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings, and interest on the equity portion of the capital securities has been charged directly to deficit on the consolidated balance sheet. For purposes of per share calculations, the equity portion increases the loss attributable to common shareholders. See note 15 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

8.  OTHER LONG-TERM OBLIGATIONS

                                                                  1997                       1996
-------------------------------------------------------------------------------------------------
Accrued reclamation and mine closure                           $40,969                    $33,263
Provision for Alaska-Juneau development property
  reclamation and closure costs                                  2,510                     20,000
Provision for McCoy/Cove pit wall stabilization                 24,387                     28,407
Other                                                            7,115                      5,385
-------------------------------------------------------------------------------------------------
                                                                74,981                     87,055
Less current portion included in accounts payable and
  accrued liabilities                                           18,374                     17,063
-------------------------------------------------------------------------------------------------
                                                               $56,607                    $69,992
=================================================================================================

Reclamation and mine closure
At December 31, 1997, the Company's future reclamation and mine closure costs are estimated to be $77.9 million, excluding Alaska-Juneau described below. The aggregate obligation accrued to December 31, 1997 was $41.0 million, including accruals of $8.8 million in 1997, $6.3 million in 1996, and $17.9 million in 1995. The remaining $36.9 million will be accrued on the unit-of-production method over the remaining life of each mine. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and related costs. These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

At December 31, 1996, the Company recorded a provision of $77.1 million related to the Alaska-Juneau development property, including its $57.1 million investment and $20.0 million for estimated reclamation and closure costs. The provision resulted from a new feasibility study concluding that the project as currently designed would not be economically feasible. In July 1997, the Company entered into an agreement that transferred certain responsibilities for the Alaska-Juneau project closure to a third party environmental firm. The third party's performance under the contract is supported by a corporate guarantee and surety bonds. By December 31, 1997, total spending for Alaska-Juneau's reclamation and closure was $17.5 million.

Provision for McCoy/Cove pit wall stabilization
In the third quarter of 1996, the Company recorded a $30.0 million provision related to the estimated costs to remove waste rock from an unstable portion of the Cove pit wall at the McCoy/Cove mine in Nevada. Remediation work that would permit mining in the affected portion of the Cove pit began in 1997. At December 31, 1997, total spending for the pit wall stabilization was $5.6 million.

9.  PROVISION FOR IMPAIRED ASSETS AND OTHER CHARGES

                                                                   1997               1996                 1995
-------------------------------------------------------------------------------------------------------------------
Provision for impaired assets                                  $346,029          $      --          $       --
Severance expense                                                16,636                 --                  --
Provision for Alaska-Juneau development property (note 8)            --             77,134                  --
Provision for McCoy/Cove pit wall stablization (note 8)              --             30,000                  --
-------------------------------------------------------------------------------------------------------------------
                                                               $362,665           $107,134          $       --
===================================================================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Provision for impaired assets
1997, the Company completed a major review of the life-of-mine plans for its four producing mines and performed an evaluation of the Company's portfolio of projects, exploration properties and other assets. In light of both the short-term and long-term views of precious metals prices and the results of recently completed feasibility and engineering studies, the Company assessed the recoverability of the carrying values of these assets. For operating mines and development properties, the need for and amounts of the write-downs were established by comparing carrying values to estimated future net cash flows from each property. For purposes of estimating future cash flows, price assumptions of $350 per ounce of gold were used except for 1998, for which a price of $300 per ounce of gold was used. For other assets, carrying values were compared to estimated net realizable values based on market comparables and, with respect to share investments, quoted market values. As a result, the Company recorded a $346.0 million provision for impaired assets in 1997.

                                              Acquisition
                                Deferred     and develop-        Plant and            Other         Legal and
                                  mining       ment costs        equipment     assets (net)     closure costs            Total
------------------------------------------------------------------------------------------------------------------------------
Operating properties:
 McCoy/Cove                      $47,000         $     --         $     --         $     --          $     --         $ 47,000
 Lupin                            17,198           43,435            4,367               --                --           65,000
 Kettle River                         --           11,220            3,780               --                --           15,000
------------------------------------------------------------------------------------------------------------------------------
                                  64,198           54,655            8,147               --                --          127,000
------------------------------------------------------------------------------------------------------------------------------
Other properties:
 Kingking                             --           46,183              314            3,467                --           49,964
 Santa Elina                          --          138,878            5,873           (1,133)               --          143,618
------------------------------------------------------------------------------------------------------------------------------
                                      --          185,061            6,187            2,334                --          193,582
------------------------------------------------------------------------------------------------------------------------------

Share investments                     --               --               --           15,641                --           15,641
Other                                 --               --               --            2,116             7,690            9,806
------------------------------------------------------------------------------------------------------------------------------
                                 $64,198         $239,716          $14,334          $20,091            $7,690         $346,029
==============================================================================================================================

The Company's option interest in the Kingking project required the delivery of a bankable feasibility study by October 25, 1997, or the remittance of option delay payments of $750,000 per month for the first six months and $1.0 million per month for the subsequent six months. The Company elected not to exercise its option interest in Kingking. Following the $50.0 million write-down recorded in the third quarter of 1997, the carrying value of the Kingking project is nil.

The Company's investment in Santa Elina consisted primarily of a copper/gold project, a number of small gold exploration properties, a significant land position and a hydro-power project in the feasibility stage. In the third and fourth quarters of 1997, the Company recorded write-downs of its Santa Elina investment totaling $143.6 million, reducing the carrying value to nil.

The provision for impaired assets is based in part on certain management assumptions regarding the future market price of gold. If the market price were to decline significantly below that experienced in 1997 and remain depressed, it is possible that additional provisions for impairment would be required and that operations at some of the Company's producing mines may be curtailed or suspended. In January 1998,

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

the Company temporarily suspended operations at the Lupin mine until the gold price improves significantly.

In connection with the review of asset values, the Company reclassified certain of its share investments in exploration-oriented companies from long-term to short-term investments, in light of the Company's intent to dispose of the assets (note 2). Correspondingly, the investments were adjusted to, and continue to be carried at, the lower of cost or market based on quoted market prices.

Severance expense
During 1997, in response to reduced activity resulting from the downturn in gold prices, the Company reduced the number of executives and support personnel by approximately 75%. Additionally, the Company temporarily suspended operations at the Lupin mine and reduced operations at McCoy/Cove mine until a significant recovery in the gold price occurs. As a result, the Company reduced the number of Lupin employees by approximately 90% and the number of McCoy/Cove employees by approximately 20%. In 1997, the Company recognized $16.7 million in severance expense related to these actions.

10.  INTEREST AND OTHER

                                                                    1997                  1996                  1995
--------------------------------------------------------------------------------------------------------------------
Interest income                                                  $(2,517)              $(6,131)              $(9,871)
Interest expense                                                   5,686                 8,226                 5,028
Interest capitalized                                                (523)                   --                    --
Unrealized loss on share investments (note 2)                      6,643                    --                    --
Gain on sale of option interest in Dolores project                (3,877)                   --                    --
Gain on sale of Etruscan investment                                 (833)               (1,874)                   --
Loss on sale of Pioneer Group investment                             281                    --                    --
Summa litigation accrual                                             633                 1,521                    --
Gain on sale of Cluff Resources investment                            --                (2,509)                   --
Gain on sale of Kensington project                                    --                    --                (3,189)
Gain on sale of Muscocho shares                                       --                    --                (2,104)
Environmental expenses at non-producing properties                    --                    --                12,899
Other                                                               (302)                3,857                 1,398
--------------------------------------------------------------------------------------------------------------------
                                                                 $ 5,191               $ 3,090               $ 4,161
====================================================================================================================

Gain on sale of option interest in Dolores project
In 1996, the company established a strategic alliance and joint venture with Minefinders Corporation Ltd., an exploration company that holds the Dolores project, located in the State of Chihuahua, Mexico. In the third quarter of 1997, the company sold back its right to buy a future 60% interest in the Dolores project to Minefinders in exchange for C$4.0 million in cash and 1.25 million common shares of Minefinders. The transaction increased the company's ownership of Minefinders to 25% of the common shares outstanding and resulted in the Company being repaid for all of its direct exploration expenses at Dolores. The Company recognized a gain of $3.9 million on the transaction.

Gain on sale of Etruscan investment
In 1996, the Company sold its investment in Etruscan Enterprises Ltd. in exchange for $8.3 million cash and the 49% of the Kilgore exploration property in Idaho that it did not own. The Company recognized a gain of $1.9 million on the sale. Additionally, in the second quarter of 1997, the Company obtained

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

906,043 common shares in Etruscan at C$3.45 per share through the exercise of warrants. The Company subsequently sold the shares, recognizing a gain of $0.8 million.

Loss on sale of Pioneer Group investment
In the third quarter of 1997, the Company sold its investment in Pioneer Group Inc. for $4.2 million. A loss of $0.3 million was recognized on the sale.

Summa litigation accrual
In 1996, the Company recorded a $1.5 million accrual related to the 1995 lawsuit filed by Summa Corporation against the Company and the predecessor owner of the McCoy/Cove and Manhattan mines related to alleged improper deductions in calculation of royalties for the mines. The court ruled in April 1997 that the Company had not breached the royalty agreement with Summa Corporation. The results are being appealed by Summa to the Nevada Supreme Court.

Gain on sale of Cluff Resources investment
In 1996, the Company sold its investment in Cluff Resources plc for $5.5 million. A gain of $2.5 million was recorded on the sale.

Gain on sale of Kensington project
In 1995, the Company completed the sale of its 50% interest in the Kensington development project to its partner, Coeur d'Alene Mines Corp., for $32.5 million and a scaled royalty on future production. A gain of $3.2 million was recorded on the sale.

Gain on sale of Muscocho shares
In 1995, the Company sold its 11,585,110 common shares of Muscocho Explorations Ltd., representing 24.8% of Muscocho's issued and outstanding capital, in a private transaction for $2.1 million. A gain of $2.1 million was recorded on the sale, as the Company had written off its investment in Muscocho in 1990.

Environmental expenses
During 1995, the Company increased its provision for future reclamation costs at non-producing properties by $12.9 million, including $11.7 million related to the Sunnyside mine in Colorado.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

11.  INCOME TAX EXPENSE
Geographic components
The geographic components of earnings before income tax expense and of income tax expense were as follows.

                                                                           1997                1996                1995
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes:
 Canada                                                               $(131,289)          $ (32,792)           $(41,407)
 United States and other                                               (287,437)           (143,292)             (3,335)
-----------------------------------------------------------------------------------------------------------------------
                                                                      $(418,726)          $(176,084)           $(44,742)
=======================================================================================================================

Current income tax expense (recovery):
 Canada                                                               $     559           $     448            $ (3,891)
 United States and other                                                  1,559                (135)              1,133
-----------------------------------------------------------------------------------------------------------------------
                                                                          2,118                 313              (2,758)
-----------------------------------------------------------------------------------------------------------------------
Deferred income tax expense (recovery):
 Canada                                                                      --                 250                (950)
 United States and other                                                   (336)                 55                 502
-----------------------------------------------------------------------------------------------------------------------
                                                                           (336)                305                (448)
-----------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                                         $   1,782           $     618            $ (3,206)
=======================================================================================================================

Deferred income taxes
The payment of certain income taxes is deferred due to the recognition of amounts for tax purposes in different periods than for accounting purposes. There are no material timing differences, either individually or in aggregate, for any of the years presented.

Effective tax rate
The effective tax rate on the Company's earnings differed from the combined Canadian federal and provincial corporate income tax rate of 43.2% for the following reasons.

                                                                      1997                   1996                   1995
------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                         $(418,726)             $(176,084)              $(44,742)
========================================================================================================================
Income tax effect of:
 Expected Canadian federal and
  provincial corporate income taxes                              $(180,890)             $ (76,068)              $(19,329)
 Operating loss from which no tax benefit is derived               161,385                 64,724                 14,845
 Canadian resource allowance and earned depletion                   (2,081)                  (406)                (1,539)
 Foreign losses subject to different income tax rates               23,978                 11,806                  1,815
 Other items                                                          (610)                   562                  1,002
------------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                                    $   1,782              $     618               $ (3,206)
========================================================================================================================
Effective tax rate (current and deferred)                             (0.4%)                 (0.4%)                  7.2%
========================================================================================================================

Loss carryforwards
At December 31, 1997, the Company had U.S. net operating loss carryforwards of approximately $365 million to apply against future taxable income and $162 million to apply against future alternative minimum taxable income. These loss carryforwards do not include the provision for impaired assets (note 9) or the provision for the McCoy/Cove pit wall stabilization costs (note 8), which have not yet been recognized for income tax purposes. The net operating loss carryforwards expire at various times from 2001 to 2012. Additionally, the Company has Canadian non-capital loss carryforwards of approximately

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

$19 million and net capital loss carryforwards of approximately $9 million. The non-capital loss carryforwards expire in 2003. The net capital loss carryforwards have no expiration date.

In 1995, the Company realized $4.8 million from the conveyance of Canadian Development Expenses of $32.8 million to a third party. The proceeds were recorded as a recovery of income taxes in 1995 because the expenses represented unrecorded loss carryforwards for accounting purposes. The arrangement included the issuance of debentures to the third party (note 6).

Income tax payments (recoveries)
Income tax payments (recoveries) were $0.2 million in 1997, $0.4 million in 1996 and ($3.6) million in 1995.

12.  PREFERRED SHARES
The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series is to consist of such number of shares and to have such designation, rights, privileges, restrictions and conditions as may be determined by the directors. No preferred shares are currently issued.

13.  COMMON SHARES
Changes in the number of common shares outstanding during the three years ended December 31, 1997 were as follows.

                                                                                  Number of
                                                                                     Shares                 Amount
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                                      112,681,803               $483,061
1995:  Exercise of share options                                                    282,306                  1,517
       Conversion of preferred shares of subsidiary                              16,916,695                134,387
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                      129,880,804                618,965
1996:  Exercise of share options                                                    644,062                  4,768
       Shares issued on acquisition of Santa Elina, net of issuance
        costs of $0.3 million (note 5)                                            8,830,915                 85,801
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                                      139,355,781                709,534
1997:  Exercise of share options                                                     14,250                     59
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                                      139,370,031               $709,593
==================================================================================================================

The Company suspended the payment of dividends beginning in 1997. The Company paid dividends totaling $0.075 per share in 1996 and 1995. Historically, dividends payable to Canadian residents were converted to and paid in Canadian dollars. The Company is prohibited from paying common share dividends during a period of interest deferral related to the capital securities (note 7).

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

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

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

Restricted share grant plan
Effective February 1997, the Company adopted a restricted share grant plan to provide incentive to officers of the Company. An aggregate of 750,000 common shares of the Company have been reserved for issuance under the plan. There are no grants currently outstanding.

Employee Share Incentive Plan and Director Equity Plan
These plans provide for the granting of options to officers, key employees, and eligible directors to purchase common shares. Outstanding share options under the plans are exercisable at prices equal to the market value on the date of grant. The option holder may exercise each share option over a period of 10 years from the date of grant. Options generally vest in 25% increments on the first, second, third and fourth year anniversaries following the grant date. Options granted in 1997 vest at 50% on the first anniversary and 25% on the second and third anniversaries. Option prices are denominated in Canadian dollars.

Changes in the number of options outstanding during the three years ended December 31, 1997 were as follows.

                                                          Employee Share Incentive Plan             Director Equity Plan
                                                       -----------------------------------  ------------------------------------
                                                                                  Weighted                              Weighted
                                                              Number of            Average          Number of            Average
                                                                 Shares     Exercise Price             Shares     Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1994                        3,744,623          C$  12.29             55,200          C$  14.63
1995:   Options granted                                         989,400              13.33             65,000              12.50
        Options exercised                                      (317,755)              8.16                 --                 --
        Options forfeited                                      (113,576)             13.06                 --                 --
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1995                        4,302,692          C$  12.81            120,200          C$  13.48
1996:   Options granted                                       1,065,130              12.26             40,000              18.25
        Options exercised                                      (694,758)             10.86             (2,300)             14.63
        Options expired                                         (90,150)             14.88                 --                 --
        Options forfeited                                      (244,247)             14.42                 --                 --
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1996                        4,338,667          C$  12.85            157,900          C$  14.67
1997:   Options granted                                       1,414,060               8.00             52,000               8.00
        Options exercised                                       (14,250)              5.75                 --                 --
        Options expired                                         (13,760)              9.75                 --                 --
        Options forfeited                                      (732,598)             12.25            (14,950)             14.91
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1997                        4,992,119          C$  11.60            194,950          C$  12.87
================================================================================================================================

The number of shares reserved for future grants at December 31, 1997 are 9,612,502 under the Employee Share Incentive Plan and 422,700 under the Director Equity Plan. The number and weighted average price of shares exercisable under the Employee Share Incentive Plan are 2,746,121 at C$12.78 at December 31, 1997; 2,282,905 at C$12.70 at December 31, 1996; and 2,502,927 at C$11.82 at December
31, 1995.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The number and weighted average price of shares exercisable under the Director Equity Plan are 74,800 at C$14.22 at December 31, 1997; 41,550 at C$13.79 at December 31, 1996; and 13,800 at C$14.63 at December 31, 1995.

Options outstanding at December 31, 1997 had the following characteristics.


                                                       Weighted           Weighted                                Weighted
  Number of                                    Average Exercise            Average          Number of     Average Exercise
     Shares                        Exercise     Price of Shares        Years Until             Shares      Price of Shares
Outstanding                     Price Range         Outstanding         Expiration        Exercisable          Exercisable
--------------------------------------------------------------------------------------------------------------------------
Employee Share Incentive Plan
-----------------------------
  1,455,112           C$   5.75 - C$   8.13          C$    7.69                  9            227,924           C$    6.00
    598,132                8.88 -      9.75                9.16                  3            598,132                 9.16
  1,740,141               10.70 -     13.38               12.25                  7            906,598                12.67
  1,152,346               15.75 -     18.88               16.49                  7            989,689                16.45
     46,388               19.13 -     21.50               19.73                  6             23,778                19.83
Director Equity Plan
--------------------
    194,950           C$   8.00 - C$  18.25           C$  12.87                  8             74,800           C$   14.22
---------------------------------------------------------------------------------------------------------------------------

14.  PREFERRED STOCK OF A SUBSIDIARY
In July 1992, the Company received net proceeds of $136.3 million from the sale of 5.75 million shares of Series A cumulative preferred stock of a financing subsidiary, Echo Bay Finance Corp. Quarterly dividends were paid on the preferred shares totaling $1.75 per share annually. On July 31, 1995, the preferred stock became redeemable, in whole or in part, at the option of the subsidiary.

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

15. DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States as described below.

In accordance with Canadian GAAP, certain long-term foreign exchange contracts are considered to be hedges of the cost of goods to be purchased in foreign currencies in future periods. Gains and losses related to changes in market values of such contracts are recognized as a component of the cost of goods when the related hedged purchases occur. Under U.S. GAAP, changes in market value would be included in current earnings, and the deficit would be $1.9 million lower at December 31, 1997.

In accordance with Canadian GAAP, the present value of the principal amount of the capital securities issued in March 1997 is classified as debt within gold and other financings, while the present value of the

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

future interest payments is classified as a separate component of shareholders' equity. The related issuance costs have been allocated proportionately to deferred financing charges and retained earnings based on the debt and equity classifications. Interest on the capital securities has been allocated proportionately to interest expense and deficit based on the debt and equity classifications. Under U.S. GAAP, the face value of the securities would be classified entirely as debt within gold and other financings; the related issuance costs would be classified as deferred financing charges within long-term investments and other assets and would be amortized to interest expense over the life of the securities; and the interest on the capital securities would be classified entirely as interest expense. Under U.S. GAAP, gold and other financings would be $95.8 million higher; there would be no capital securities component of shareholders' equity; long-term investments and other assets would be $2.7 million higher; and the deficit would be $2.7 million lower at December 31, 1997.

In accordance with Canadian GAAP, in 1996 certain share investments were carried at cost as long-term investments (note 2). These investments would have been written down and a loss recognized in earnings only if there were a loss in value that is other than temporary. Under U.S. GAAP, these investments would have been marked to market, with unrealized gains or losses excluded from earnings and reported as a separate component of common shareholders' equity, net of tax. The unrealized gain on share investments was $5.0 million after a nil tax effect as of December 31, 1996.

In accordance with Canadian GAAP, in 1997 the Company's portfolio of share investments was reclassified from long-term investments to short-term investments in light of the Company's intent to dispose of these assets (note
2). In accordance with Canadian GAAP, the investments are carried at the lower of cost or market based on quoted market prices. Under U.S. GAAP, the Company would have deemed the decline in fair values of its investments as of September 30, 1997 as other than temporary (note 9). Accordingly, the investments would have been marked down to market, with the unrealized losses included in earnings. Subsequently, at December 31, 1997, these investments would have been marked to market, with unrealized gains or losses excluded from earnings and reported as a separate component of common shareholders' equity, net of tax. The unrealized loss on share investments was $6.6 million after a nil tax effect as of December 31, 1997.

The Company previously disclosed a difference of $36.4 million between Canadian and U.S. GAAP regarding the cost of the July 1996 Santa Elina acquisition, which under U.S. GAAP would have increased mining properties and common shares by $36.4 million. Additionally, the Company disclosed a difference between Canadian and U.S. GAAP regarding Santa Elina resulting from differences between the allocated values and the tax bases of assets acquired and liabilities assumed. Under U.S. GAAP, this would result in an increased allocation to mining properties of $46.6 million and a corresponding deferred income tax liability related to the tax effect of the future amortization resulting from the increased basis. The valuation difference of $36.4 million and the deferred tax difference of $46.6 million have been eliminated following the write-off of the Santa Elina assets in 1997 (note 9). Due to the increased basis in Santa Elina under U.S. GAAP, the 1997 write-off under U.S. GAAP would exceed the write-off of $143.6 million recognized under Canadian GAAP by $36.4 million, comprised of the original valuation difference ($36.4 million) and the deferred tax difference ($46.6 million), offset by the recognition of a deferred tax benefit ($46.6 million). As a result, under U.S. GAAP, the deficit would be $36.4 million higher at December 31, 1997.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In accordance with Canadian GAAP, the Company's mining properties are amortized over proven and probable reserves and other mineralization. Under U.S. GAAP, only proven and probable reserves would be used as the basis for amortization. On a cumulative basis under U.S. GAAP, mining properties and common shareholders' equity would be $11.5 million lower and deficit would be $11.5 million higher at December 31, 1997 ($10.6 million lower and $10.6 million higher at December 31, 1996).

In accordance with Canadian GAAP, the severance costs associated with the temporary suspension of operations at Lupin were recognized on the commitment date (generally defined as the date the severance plan is established and approved by management) which occurred in 1997. Conditions for recognizing involuntary termination benefits under U.S. GAAP include similar criteria as Canadian GAAP. Additionally, however, the benefit arrangement must also be communicated to employees. As the Lupin severance activities were not communicated to employees prior to December 31, 1997, under U.S. GAAP the related costs would be recognized in 1998. Under U.S. GAAP, accrued liabilities and the deficit would be $5.0 million lower, and common shareholders' equity would be $5.0 million higher, at December 31, 1997.

In accordance with Canadian GAAP, in 1996 and 1995 the Company accounted for its investment in the Kingking project using a proportionate consolidation method. Under U.S. GAAP, the investment would have been accounted for under a full consolidation, with an offsetting minority interest. No material difference existed between the two methodologies in 1996 and 1995.

The effects on the consolidated statement of earnings of the above differences would have been as follows.

                                                                     1997                 1996                 1995
-------------------------------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                                    $(420,508)           $(176,702)            $(50,060)
Write-off of Santa Elina properties, net of income
 tax benefit of $46.6 million (note 9)                            (36,428)                  --                   --
Change in market value of foreign exchange contracts               (8,110)               2,168                3,605
Amortization of mining properties                                    (958)                 832                1,900
Unrealized loss on share investments (note 2)                       6,643                   --                   --
Recognition of severance expense                                    4,980                   --                   --
Additional interest expense on capital securities                  (5,714)                  --                   --
Amortization of deferred financing costs on capital
 securities                                                          (475)                  --                   --
-------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                        $(460,570)           $(173,702)            $(44,555)
===================================================================================================================
Loss per share under U.S. GAAP                                  $   (3.30)           $   (1.29)            $  (0.38)
===================================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                        Long-term
                                          Foreign                       Mining     Santa Elina
                              Canadian   Exchange         Share     Properties    Acquisition/      Capital   Severance       U.S.
December 31, 1997                 GAAP  Contracts   Investments   Amortization      Write-off    Securities       Costs       GAAP
----------------------------------------------------------------------------------------------------------------------------------
Long-term investments and
   other assets               $  6,558  $      --   $        --   $         --   $         --    $    2,692   $      --   $  9,250
Mining properties              107,820         --            --        (11,526)            --            --          --     96,294
Accounts payable
   and accrued liabilities      82,371         --            --             --             --            --      (4,980)    77,391
Gold and other financings       66,524         --            --             --             --        95,753          --    162,277
Deferred income                 62,169     (5,995)           --             --             --            --          --     56,174
Other long-term obligations     56,607      4,134            --             --             --            --          --     60,741
Common shares                  709,593         --            --             --         36,428            --          --    746,021
Capital securities              95,753         --            --             --             --       (95,753)         --         --
Deficit                        631,320     (1,861)       (6,643)        11,526         36,428        (2,692)     (4,980)   663,098
Common shareholders' equity    153,661      1,861            --        (11,526)            --       (93,061)      4,980     55,915
----------------------------------------------------------------------------------------------------------------------------------

                                                            Long-term
                                                              Foreign                       Mining
                                                Canadian     Exchange        Share      Properties    Santa Elina         U.S.
December 31, 1996                                   GAAP    Contracts  Investments    Amortization    Acquisition         GAAP
--------------------------------------------------------------------------------------------------------------------------------
Long-term investments and other assets          $ 39,701    $   9,971    $   4,970      $       --      $      --    $  54,642
Mining properties                                405,011           --           --         (10,568)        83,074      477,517
Deferred income taxes                              8,392           --           --              --         46,646       55,038
Common shares                                    709,534           --           --              --         36,428      745,962
Deficit                                          201,931       (9,971)          --          10,568             --      202,528
Common shareholders' equity                      492,309        9,971        4,970         (10,568)        36,428      533,110
--------------------------------------------------------------------------------------------------------------------------------

    The continuity of shareholders' equity from December 31, 1996 to December 31, 1997 under U.S. GAAP would have been as follows.

                                                                      1997
     ---------------------------------------------------------------------
     Balance, beginning of year                                 $  533,110
     Net loss                                                     (460,570)
     Common shares issued                                               59
     Foreign currency translation                                   (5,071)
     Change in unrealized gain (loss) on share investments         (11,613)
     ---------------------------------------------------------------------
     Balance, end of year                                       $   55,915
     =====================================================================


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

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Effective January 1, 1996, for the purpose of preparing U.S. GAAP financial information, the Company adopted U.S. Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. There were no material differences between Canadian andU.S. GAAP related to the provisions for asset impairment recorded in 1997 (note 9).

New U.S. accounting standards regarding the determination of earnings per share have been issued by the FASB. The Company adopted these new standards for the purpose of preparing U.S. GAAP financial information commencing with its financial statements for the year ended December 31, 1997. Adoption of the new standards, which involves restatement of earnings (loss) per share amounts for prior periods, had no material effect on the Company's earnings (loss) per share amounts under U.S. GAAP.

The FASB recently issued new accounting standards regarding the reporting of comprehensive income, which the Company will adopt for purposes of preparing U.S. GAAP financial information for the year ended December 31, 1998. Comprehensive income is defined as non-owner changes in stockholders' equity, including net earnings (loss) for the period. The Company will present all other comprehensive income items in addition to net earnings (loss) as part of the note reconciling Canadian and U.S. GAAP information.

New Canadian and U.S. accounting standards have been issued regarding the disclosure of segment information. The Company will adopt the new standards for the year ended December 31, 1998. Adoption of the new standards is expected to have no material effect on the Company's segment disclosures, but may require certain additional disclosures related to long-lived assets. Additionally, the Company will be required to present interim segment information in years following 1998.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

U.S. GAAP tax disclosure
Significant components of the Company's deferred tax liabilities and assets under U.S. GAAP disclosure requirements would have been as follows.

                                                                      1997                                               1996
                              --------------------------------------------     ----------------------------------------------
                                                       U.S.                                               U.S.
millions of U.S. dollars              Canada      and other          Total              Canada       and other          Total
--------------------------------------------------------------------------     ----------------------------------------------
Deferred tax liabilities:
 Tax over book depreciation
  and depletion                       $  7.3        $   9.8        $  17.1              $ 23.5         $  51.8        $  75.3
 Other tax liabilities                   7.0            4.1           11.1                 7.5              --            7.5
--------------------------------------------------------------------------     ----------------------------------------------
Total deferred tax liabilities          14.3           13.9           28.2                31.0            51.8           82.8
--------------------------------------------------------------------------     ----------------------------------------------
Deferred tax assets:
 Net operating loss and
  other carryforwards                   12.0          134.9          146.9                13.1            93.9          107.0
 Book over tax depreciation
  and depletion                         37.5             --           37.5                22.9              --           22.9
 Accrued liabilities                     7.0           35.4           42.4                 2.7            29.1           31.8
 Other tax assets                       24.8            5.2           30.0                 0.5             7.6            8.1
--------------------------------------------------------------------------     ----------------------------------------------
Total deferred tax assets
 before allowance                       81.3          175.5          256.8                39.2           130.6          169.8
Valuation allowance for
 deferred tax assets                   (73.3)        (163.2)        (236.5)              (16.0)         (126.0)        (142.0)
--------------------------------------------------------------------------     ----------------------------------------------
Total deferred tax assets                8.0           12.3           20.3                23.2             4.6           27.8
--------------------------------------------------------------------------     ----------------------------------------------

Net deferred tax liabilities          $  6.3        $   1.6        $   7.9              $  7.8         $  47.2        $  55.0
==========================================================================     ==============================================

The net increase in the valuation allowance for deferred tax assets was $94.5 million for 1997 and $56.5 million for 1996.

Stock-based compensation
FASB Statement No. 123, "Accounting for Stock-Based Compensation," gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. The Company has determined that it will elect to continue to follow APB No. 25 and related Interpretations in accounting for its employee and director stock options in financial information prepared in conformity with U.S. GAAP.

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

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Had the Company adopted Statement No. 123 for its U.S. GAAP disclosure, the following net losses would have been reported.


                                                     1997                1996               1995
-----------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                       $ (460,570)         $ (173,702)         $ (44,555)
Pro forma stock compensation expense,
 after a nil income tax effect                     (2,126)             (2,766)              (455)
-----------------------------------------------------------------------------------------------------
Pro forma net loss under U.S. GAAP             $ (462,696)         $ (176,468)         $ (45,010)
=====================================================================================================
Pro forma loss per share under U.S. GAAP       $    (3.32)         $    (1.31)         $   (0.39)
=====================================================================================================

The Company has utilized the Black-Scholes option valuation model to estimate the fair value of options granted, assuming a weighted average option life of 6 years, risk-free interest rates ranging from 5.40% to 6.64%, dividend yields ranging from nil to 1% and a volatility factor of 40%. The weighted average fair value of options granted is estimated at $3.98 per share in 1997, $4.18 per share in 1996 and $4.37 per share in 1995.

Other
The estimated fair values of financial instruments are set out below and in note
18. The fair values were determined from quoted market prices or estimated using discounted cash flow analysis.

                                                                 1997                            1996
                                         ------------------------------   -----------------------------
                                             Carrying       Estimated        Carrying       Estimated
millions of U.S. dollars                       Amount      Fair Value          Amount      Fair Value
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents                    $   17.0      $     17.0        $  103.2      $    103.2
Short-term investments                       $   10.3      $     10.3        $     --      $       --
Long-term investments and other assets       $    6.6      $      6.6        $   39.7      $     44.7
Debenture payable and
   other currency loans                      $   43.6      $     43.6        $   65.4      $     65.1
Capital securities                           $    4.2      $      4.2        $     --      $       --
-------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

16.  JOINT VENTURES
Summarized below are the Company's 50% interest in the Round Mountain mine and 58% interest in Santa Elina in 1997 (51% interest in 1996) (note 5), accounted for by the proportionate consolidation method. In 1997, the Company wrote off its entire investment in Santa Elina of $143.6 million (note 9).

                                                                    1997                  1996                  1995
--------------------------------------------------------------------------------------------------------------------
Revenues                                                       $  79,864              $ 79,865              $ 67,843
Operating costs                                                  (48,413)              (45,437)              (35,028)
Royalties                                                         (5,250)               (6,482)               (5,266)
Production taxes                                                    (942)                 (886)                 (686)
Depreciation and amortization                                    (13,548)              (14,178)              (14,488)
Reclamation and mine closure                                      (1,673)                 (945)                   --
Exploration                                                       (8,615)               (2,862)                  (24)
Provision for impaired assets                                   (142,056)                   --                    --
Other                                                             (2,693)                 (391)                 (143)
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                            $(143,326)             $  8,684              $ 12,208
====================================================================================================================

Current assets                                                 $  62,781              $ 63,171              $  6,575
Non-current assets                                               123,435               237,336               102,847
Current liabilities                                              (11,031)              (16,515)               (7,870)
Non-current liabilities                                          (29,214)              (18,632)               (7,191)
--------------------------------------------------------------------------------------------------------------------
Equity                                                         $ 145,971              $265,360              $ 94,361
====================================================================================================================

Net cash provided (used) by:
 Operating activities                                          $   7,910              $ 16,738              $ 42,853
 Investing activities                                            (28,383)              (20,944)              (15,415)
 Financing activities                                             15,811                (3,339)                   --
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                $  (4,662)             $ (7,545)             $ 27,438
====================================================================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

17.  GEOGRAPHIC SEGMENT INFORMATION
Financial information regarding geographic segments is set out below.

                                                          1997                  1996                  1995
----------------------------------------------------------------------------------------------------------
Revenue:
 Canada                                              $  68,959             $  63,859              $ 67,026
 United States                                         236,470               273,457               293,704
----------------------------------------------------------------------------------------------------------
                                                     $ 305,429             $ 337,316              $360,730
==========================================================================================================

Earnings (loss) before income taxes
 Canada                                              $(131,289)            $ (32,792)             $(41,407)
 United States                                         (98,186)             (143,725)               (2,452)
 Brazil and other                                     (189,251)                  433                  (883)
----------------------------------------------------------------------------------------------------------
                                                      (418,726)             (176,084)              (44,742)
Income tax expense (recovery)                            1,782                   618                (3,206)
----------------------------------------------------------------------------------------------------------
Loss before preferred stock dividends                 (420,508)             (176,702)              (41,536)
Dividends on preferred stock of subsidiary                  --                    --                 8,524
----------------------------------------------------------------------------------------------------------
Net loss                                             $(420,508)            $(176,702)             $(50,060)
==========================================================================================================

Assets:
 Canada                                              $ 125,346             $ 236,482              $350,329
 United States                                         296,962               406,750               488,250
 Brazil and other                                       10,459               188,913                32,582
----------------------------------------------------------------------------------------------------------
Total assets                                         $ 432,767             $ 832,145              $871,161
==========================================================================================================

18.  HEDGING ACTIVITIES AND COMMITMENTS
In the first quarter of 1997, the Company repurchased its 218,000 ounce gold commitment that hedged the $84.0 million bond obligation (note 6). The Company also repurchased all of its gold and silver forward sales positions, which consisted of 654,000 ounces of gold with delivery dates ranging from 1997 to 2002 and 8.5 million ounces of silver with delivery dates ranging from 1997 to 1999. These transactions resulted in cash proceeds of $63.1 million, which the Company used, together with existing cash, to repay the $84.0 million bond obligation in March 1997. This $63.1 million has been deferred and will be recognized in earnings as the formerly hedged gold and silver production is sold. The remaining deferred gain is currently expected to be recognized in revenue as follows: $3.6 million in 1998, $38.8 million in 1999, $3.3 million in 2000, $1.9 million in 2001, and $1.4 million in 2002 and beyond.

In the first and second quarters of 1997, the Company repurchased a portion of its outstanding foreign currency exchange contracts. The contracts repurchased consisted of a total commitment of C$75.6 million at an average C$ to US$1.00 exchange rate of 1.55, with purchase dates ranging from 1998 to 2000. The transactions resulted in cash proceeds of $6.0 million, which have been deferred and will be recognized as a reduction to operating costs when the hedged Canadian dollar transactions occur. The remaining deferred gain is currently expected to be recognized as follows: $3.8 million in 1999 and $2.2 million in 2000.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In January 1998, the Company temporarily suspended operations at the Lupin mine until a significant recovery in the gold price occurs. Deferred revenue amounts related to the 1997 repurchase of Lupin gold forwards and foreign currency exchange contracts that were originally scheduled for 1998 recognition will continue to be deferred and will be matched to production and cash disbursements in years subsequent to 1998.

In January 1998, the Company received proceeds of $8.7 million on the repurchase of a portion of its outstanding gold forward sales. The repurchased forward sales include 50,000 ounces of gold scheduled for delivery in each of the five years 1998 to 2002 at forward prices of $395 per ounce in 1998 and 1999 and $374 per ounce in the years 2000 to 2002, for a total of 250,000 ounces of gold. Additionally, related to the repurchase, the Company eliminated contingent forward sales of up to an additional 75,000 ounces of gold at $400 per ounce in each of the three years 2000 to 2002 contingent upon the spot gold price reaching various levels above $400 per ounce. This $8.7 million has been deferred and will be recognized in earnings as the formerly hedged production is sold. The remaining deferred gain is scheduled to be recognized in revenue as follows: $1.8 million in 1998, $1.8 million in 1999, $1.7 million in 2000, $1.7 million in 2001, and $1.7 million in 2002.

In the first quarter of 1998, the Company entered into gold forward sales contracts of 270,000 ounces at an average price of $319 per ounce and silver forward sales contracts of 16.0 million ounces at an average price of $6.01 per ounce. These hedge positions relate to McCoy/Cove production and will ensure the realization of adequate precious metals prices which will allow the Company to proceed with remediation of the Cove pit wall in the second half of 1998 (note 8).

In the second quarter of 1997, the Company swapped a portion of its capital security interest obligation for a commitment to deliver 291,358 ounces of gold in March 2002 at a price of $343 per ounce of gold (note 7). During the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in a conversion of the swap ounces to forward sales commitments, as follows: 57,925 ounces at $379 per ounce in 1998, 175,509 ounces at $379 per ounce in 1999, and 57,925 ounces at $379 per ounce in 2000.

This note to the Company's consolidated financial statements shows the Company's pro forma hedge and commitments at December 31, 1997, adjusted to reflect the first quarter 1998 transactions described above.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Gold and silver commitments
The Company's pro forma gold and silver commitments at December 31, 1997, adjusted to reflect the first quarter 1998 transactions described above, were as follows.

                                Forward               Price of                   Gold        Average Price
                               Sales(1)       Forward Sales(1)             Loans/Swap        of Loans/Swap
                               (ounces)            (per ounce)               (ounces)          (per ounce)
-----------------------------------------------------------------------------------------------------------
Gold
----
1998                            107,925                  $ 384                 29,756                 $399
1999                            255,509                    374                 15,367                  393
2000                            207,925                    336                 12,031                  388
2001                             90,000                    321                  6,563                  388
-----------------------------------------------------------------------------------------------------------
                                661,359                  $ 356                 63,717                 $394
===========================================================================================================
Silver
------
1998                          5,900,000                  $5.44
1999                          4,000,000                   5.77
2000                          6,000,000                   6.02
2001                          6,000,000                   6.02
---------------------------------------------------------------
                             21,900,000                  $5.82
===============================================================

(1) The Company had contingent forward sales of up to 12,500 ounces of gold at $389 per ounce in each quarter during the years 2000 through 2007. The number of ounces in this contingent forward sale will be determined based on the spot price of gold two days before the end of the previous quarter and the quantity of gold delivered in the previous quarter. These contingent obligations have not been included above.

The delivery prices on the gold loans stated above represent the prices established per the gold loan agreements. Gold loans are remeasured at each balance sheet date, resulting in deferred gains of $6.5 million at December 31, 1997. Remeasurement gains or losses are recorded in deferred income and are included in revenue when the production related to the loans is delivered
(note 6).

The Company's pro forma option position at December 31, 1997, adjusted to reflect the first quarter 1998 transactions described above, was as follows.

                Put Options Purchased             Put Options Sold       Call Options Purchased            Call Options Sold
        --------------------------------------------------------------------------------------------------------------------
                         Strike Price                 Strike Price                 Strike Price                 Strike Price
                 Ounces     per Ounce         Ounces     per Ounce         Ounces     per Ounce         Ounces     per Ounce
----------------------------------------------------------------------------------------------------------------------------
Gold
1998            392,500         $ 323             --        $   --             --        $   --        150,000        $  399
1999             57,500           320             --            --             --            --             --            --
----------------------------------------------------------------------------------------------------------------------------
                450,000         $ 322             --        $   --             --        $   --        150,000        $  399
============================================================================================================================
Silver
1998                 --         $  --      2,000,000        $ 4.75      3,915,000        $ 9.00      2,165,000        $ 5.94
1999                 --            --      2,000,000          4.75      3,000,000          9.00      1,835,000          5.77
2000                 --            --      5,000,000          4.75      5,000,000          9.00             --            --
2001                 --            --      5,000,000          4.75      5,000,000          9.00             --            --
----------------------------------------------------------------------------------------------------------------------------
                     --         $  --     14,000,000        $ 4.75     16,915,000        $ 9.00      4,000,000        $ 5.86
============================================================================================================================

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Currency position
The Company's obligations to purchase Canadian dollars at December 31, 1997 were as follows.

                                                    Canadian       Exchange Rate
                                                     Dollars   (C$ to U.S.$1.00)
--------------------------------------------------------------------------------
1998                                            $ 50,000,000               1.37
1999                                              49,000,000               1.36
2000                                              24,000,000               1.34
--------------------------------------------------------------------------------
                                                $123,000,000               1.36
================================================================================

Crude oil position
The Company's swap contracts and forward purchase commitment at December 31, 1997 were as follows.

                                                   Crude Oil           Price per
                                                   Purchased              Barrel
--------------------------------------------------------------------------------
1998                                                 390,000           $  17.57
1999                                                  20,000              17.63
--------------------------------------------------------------------------------
                                                     410,000           $  17.58
================================================================================

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

                               December 31, 1997

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Shown below are the carrying amounts and unrealized gains or losses on the Company's hedging positions at December 31, 1997 and 1996, and at March 13, 1998, adjusted to reflect the first quarter 1998 transactions described above.

                                                        At December 31, 1997                         At March 13, 1998
                                           ------------------------------------------------------------------------------------
                                                     Carrying           Unrealized             Carrying           Unrealized
                                                       Amount          Gain (loss)               Amount          Gain (loss)
-------------------------------------------------------------------------------------------------------------------------------
Gold loans (note 6)                                   $18,600              $    --              $18,600              $    --
Gold swap on capital securities (note 7)                   --               19,700                   --                   --
Off-balance sheet instruments:
 Gold forward sales                                        --               10,900                   --               22,900
 Silver forward sales                                      --               (6,000)                  --               (1,900)
 Gold options    -- puts                                2,800               11,300                2,800                9,000
                 -- calls                                (700)                 700                 (700)                 700
 Silver options  -- puts                                   --                   --               (8,600)              (6,300)
                 -- calls                              (1,700)              (2,500)               5,000                1,000
 Foreign currency contracts                                --               (4,100)                  --               (2,500)
 Crude oil contracts                                       --                  500                   --                 (800)
-------------------------------------------------------------------------------------------------------------------------------
                                                                           $30,500                                   $22,100
===============================================================================================================================

                                                      At December 31, 1996
                                        ------------------------------------------
                                                     Carrying           Unrealized
                                                       Amount          Gain (loss)
----------------------------------------------------------------------------------
Gold swaps (note 6)                                   $83,800              $ 7,100
Gold loan (note 6)                                     33,700                   --
Off-balance sheet instruments:
 Gold forward sales                                        --               50,300
 Silver forward sales                                      --                8,800
 Gold options    -- puts                                  400                   --
                 -- calls                                  --                   --
 Silver options  -- puts                                1,000                 (300)
                 -- calls                              (1,000)               1,000
 Foreign currency contracts                                --               10,000
 Crude oil contracts                                       --                3,000
----------------------------------------------------------------------------------
                                                                           $79,900
==================================================================================

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

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

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

The fair value of the Company's hedged position can be affected by market conditions beyond the Company's control. The effect of changes in various market factors on the Company's outstanding hedged position at March 13, 1998, adjusted to reflect the first quarter 1998 transactions described above, would be as follows.

                                                            Amount              Effect on Market Value
                                                                of                  of Hedged Position
                                                            Change                (thousands of U.S.$)
--------------------------------------------------------------------------------------------------------------------
Change in:
 Gold prices                                         $ 10.00/ounce                          $    9,800
 Silver prices                                       $  0.25/ounce                          $    4,300
 Canadian dollar                                        U.S.$ 0.01                          $    1,000
 Crude oil prices                                    $ 1.00/barrel                          $      300
 Interest rates (effect on gold and silver
  options, gold loans and swaps)                                1%                          $    5,200
--------------------------------------------------------------------------------------------------------------------

Hedging gains and losses represent the difference between spot or market prices and realized amounts. Shown below are the hedging gains (losses) recognized in earnings.

                                                                    1997                 1996                  1995
-------------------------------------------------------------------------------------------------------------------
Revenue:
 Gold loans and swaps                                             $1,891              $(3,943)               $ (612)
 Gold forward sales                                                1,001                1,541                 2,849
 Silver forward sales                                                508                1,910                 1,909
 Gold and silver options                                             420                  534                   394
Operating costs:
 Foreign currency contracts                                        1,317                1,459                   839
 Crude oil contracts                                               1,343                1,120                   326
Interest expense:
 Gold swap on capital securities (note 7)                            156                   --                    --
Dividends on preferred stock of subsidiary:
 Interest rate swap                                                   --                   --                  (493)
-------------------------------------------------------------------------------------------------------------------
                                                                  $6,636              $ 2,621                $5,212
===================================================================================================================

19.  OTHER COMMITMENTS AND CONTINGENCIES
Royalties
Round Mountain mine production is subject to a net smelter return royalty ranging from 3.53% at gold prices of $320 per ounce or less to 6.35% at gold prices of $440 per ounce or more. Its production is also subject to a gross revenue royalty of 3.0%, reduced to 1.5% after $75.0 million has been paid. For the period from inception through December 31, 1997, cumulative royalties of $19.2 million have been paid on the gross revenue royalty.

McCoy/Cove production is subject to a 2% net smelter return royalty. This royalty is based on sales less certain deductions.

                              ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

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

Operating lease commitments
The Company's principal lease commitments are for office premises and equipment. The Company's commitments under the remaining terms of the leases are approximately $16.7 million, payable as follows: $3.5 million in 1998, $2.6 million in 1999, $2.5 million in 2000, $1.9 million in 2001, $1.9 million in 2002 and $4.3 million thereafter.

Contingencies
In 1997, private parties acting on behalf of the United States in a qui tam action commenced suit in federal court against 14 mining companies, including the Company. A qui tam suit is one brought by private parties seeking remedies for alleged wrong-doing to which the government is allegedly entitled but has declined to seek recovery. The complaint asserts that because of foreign ownership of the companies, they are not entitled to locate, operate or patent mining claims on federal public lands. It seeks invalidation of all such mining claims held by the companies and recovery of triple the value of production from them, and from their allegedly unlawfully patented claims. In March 1998, the federal district court ruled in favor on the defendants' motions to dismiss the complaint. This ruling is subject to appeal.

                         QUARTERLY FINANCIAL HIGHLIGHTS
                                  (Unaudited)
                (millions of U.S. dollars except per share data)

                                                                             Net            Loss per
                                                      Revenue               Loss               Share
----------------------------------------------------------------------------------------------------
1997
First quarter                                          $ 73.8            $ (16.8)             $(0.12)
Second quarter                                           75.8              (20.7)              (0.17)
Third quarter                                            74.5             (327.5)              (2.36)
Fourth quarter                                           81.3              (55.5)              (0.41)
----------------------------------------------------------------------------------------------------
Total                                                  $305.4            $(420.5)             $(3.06)
====================================================================================================

1996
First quarter                                          $ 67.8            $ (16.2)             $(0.12)
Second quarter                                           95.1              (14.6)              (0.11)
Third quarter                                            94.9              (42.4)              (0.31)
Fourth quarter                                           79.5             (103.5)              (0.77)
----------------------------------------------------------------------------------------------------
Total                                                  $337.3            $(176.7)             $(1.31)
====================================================================================================

In 1997, these losses include provisions for impaired assets of $309.8 million ($2.22 per share) in the third quarter and $36.2 million ($0.26 per share) in the fourth quarter, and $11.2 million ($0.08 per share) for severance costs in the fourth quarter. In 1996, the losses reflect $77.1 million ($0.57 per share) to write off the $57.1 million book value of the Alaska-Juneau development project and to accrue $20.0 million for estimated reclamation and closure costs at the site in the fourth quarter (see "Business and Properties-Alaska-Juneau"), and $30.0 million ($0.22 per share) for pit wall stabilization at the McCoy/Cove mine in the third quarter (see "Business and Properties-McCoy/Cove") . See note 9 to the consolidated financial statements.

             ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

                      ITEM 10-DIRECTORS OF THE REGISTRANT

The information about the directors of the company required by this item is located in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year. Information about the executive officers of the company required by this item appears in Part I of this Annual Report on Form 10-K.

                        ITEM 11-EXECUTIVE COMPENSATION

The information required by this item appears in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year.

           ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

The information required by this item appears in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year.

            ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year.

                                    PART IV

               ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial Statements included in Part II, Item 8 Echo Bay Mines Ltd.

                                                                    Page
                                                                    ----
Management's Responsibility For Financial Reporting................  64
Report Of Independent Chartered Accountants........................  65
Consolidated Balance Sheet.........................................  66
Consolidated Statement Of Earnings.................................  67
Consolidated Statement Of Retained Earnings (Deficit)..............  67
Consolidated Statement Of Cash Flow................................  68
Notes To Consolidated Financial Statements.........................  69


2.   Financial Statement Schedules included in Part IV
     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits required to be filed by Item 601 of Regulation S-K
     Exhibits 21, 23.1, 24 and 27 are filed herewith. All other exhibits are incorporated by reference as indicated below.

     Exhibit
       No.    Exhibit Description
     ------   -------------------

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

      3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 2-84687).

      3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 2-84687).

      4.1 Shareholder rights plan, dated September 2, 1994 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on October 14, 1994).

      4.2 Shelf registration statement, as amended, dated February 12, 1998 (incorporated herein by reference to Registration Statement 333-35857 and amendments thereto).

      4.3 Indenture and First Supplemental Indenture between Echo Bay Mines Ltd. and Bankers Trust Company and Global Security for 11% Capital Securities dated March 27, 1997 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on March 31, 1997).

      10.1    Employee Share Incentive Plan (incorporated herein by reference to
              Exhibit 10(n) of Registration Statement No. 2-84687).

      10.2 Amendment dated 2/18/86, to the Employee Share Incentive Plan described in 10.1 above (incorporated herein by reference to Exhibit 10.29 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1986).

      10.3 Form of Deferred Compensation Agreement between the company and certain senior executives (incorporated herein by reference to Exhibit 10.11 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1993).

      10.4 Form of Unanimous Shareholders Agreement among Echo Bay Mines Ltd., Sercor Limited, Paulo C. de Brito, Angela Maria de Brito and Kendall Gold Corporation (incorporated by reference to Exhibit
              10.1 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).

      10.5 Employment Agreement dated May 10, 1996 with Robert L. Leclerc (incorporated herein by reference to exhibit 10.6 of the report on Form 10-K of file No. 1-8542 for the year ended December 31,
              1996).

      10.6 Share Incentive Plan and Restricted Share Grant Plan (incorporated herein by reference to Registration Statement on Form S-8, file No. 333-31835).

      21      Subsidiaries of the Registrant.

      23.1    Consent of Ernst & Young.

      24      Power of Attorney.

      27      Financial Data Schedule.

(b)  Reports on Form 8-K

     Filed on November 6, 1997, related to the provision for impaired assets recorded in the third quarter of 1997.

     Filed on November 6, 1997, related to the third quarter 1997 results.

     Filed on January 6, 1998 related to the temporary suspension of operations at the Lupin mine, reduction of operations at the McCoy/Cove mine and further actions taken to reduce costs.

     Filed on February 20, 1998 related to press release dated February 17, 1998, regarding 1997 results.

     Filed on March 23, 1998 related to the deferral of interest on the capital securities and the resignation of Scott A. Caldwell.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ECHO BAY MINES LTD.


                                      By:  /s/ Robert L. Leclerc
                                           ------------------------------------
                                           Robert L. Leclerc, Q C., Chairman,
                                           Chief Executive Officer and Director

                                      Date:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.


    Signature                                         Title                           Date
    ---------                                         -----                           ----
/s/ Robert L. Leclerc                            Chairman, Chief Executive       March 27, 1998
--------------------------------------           Officer and Director
Robert L. Leclerc, Q. C.
                                                 Senior Vice President,
/s/ Peter H. Cheesbrough                         Finance and Chief Financial
--------------------------------------           Officer
Peter H. Cheesbrough

/s/ Tom S. Q. Yip                                Vice President, Controller and
--------------------------------------           Principal Accounting Officer
Tom S. Q. Yip

* JOHN N. ABELL
* LATHAM C. BURNS
* PIERRE CHOQUETTE
* JOHN G. CHRISTY
* PETER CLARKE
* ROBERT L. LECLERC
* JOHN F. MCOUAT
* MONICA E. SLOAN
* R. GEOFFREY P. STYLES                          *  A majority of the
                                                    Board of Directors

* By  /s/ Lois-Ann L. Brodrick                                                   March 27, 1998
      --------------------------------------
      Lois-Ann L. Brodrick, Attorney-in-fact


Exhibits 21, 23.1, 24 and 27 are filed herewith. All other exhibits are incorporated by reference as indicated below.


Exhibit No.      Exhibit Description
-----------      -------------------

     2.1         Share Subscription and Purchase Agreement among Sercor, Ltd., Echo Bay Mines
                 Ltd. and Kendall Gold Corporation (incorporated by reference to Exhibit 2.1 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).
     2.2         Merger Agreement between Santa Elina Gold Corporation and Kendall Gold
                 Corporation (incorporated by reference to Exhibit 2.2 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).
     3.1         Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 2-84687).
     3.2         By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) of
                 Registration Statement No. 2-84687).
     4.1         Shareholder rights plan, dated September 2, 1994 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on October 14, 1994).
     4.2         Shelf registration statement, as amended, dated February 12, 1998 (incorporated herein by reference to Registration Statement 333-35857 and amendments thereto).
     4.3         Indenture and First Supplemental Indenture between Echo Bay Mines Ltd. and
                 Bankers Trust Company and Global Security for 11% Capital Securities dated
                 March 27, 1997 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on March 31, 1997).
     10.1        Employee Share Incentive Plan (incorporated herein by reference to Exhibit
                 10(n) of Registration Statement No. 2-84687).
     10.2        Amendment dated 2/18/86, to the Employee Share Incentive Plan described in 10.1 above (incorporated herein by reference to Exhibit 10.29 of the report on Form
                 10-K of file No. 1-8542 for the year ended December 31, 1986).
     10.3        Form of Deferred Compensation Agreement between the company and certain senior executives (incorporated herein by reference to Exhibit 10.11 of the report on
                 Form 10-K of file No. 1-8542 for the year ended December 31, 1993).
     10.4        Form of Unanimous Shareholders Agreement among Echo Bay Mines Ltd., Sercor
                 Limited, Paulo C. de Brito, Angela Maria de Brito and Kendall Gold Corporation
                 (incorporated by reference to Exhibit 10.1 of the report on Form 8-K of file
                 no. 1-8542 filed on April 24, 1996).
     10.5        Employment Agreement dated May 10, 1996 with Robert L. Leclerc (incorporated herein by reference to exhibit 10.6 of the report on Form 10-K of file No.
                 1-8542 for the year ended December 31, 1996).
     10.6        Share Incentive Plan and Restricted Share Grant Plan (incorporated herein by reference to Registration Statement on Form S-8, file No. 333-31835).
     21          Subsidiaries of the Registrant.
     23.1        Consent of Ernst & Young.
     24          Power of Attorney.
     27          Financial Data Schedule

                                       i