Form 10-Q
period 1998-03-31
ECHO BAY MINES LTD
filed 1998-05-06
CIK 722080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    March 31, 1998
                                             --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number   1-8542
                                                ------

                              ECHO BAY MINES LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Incorporated under the laws
        of Canada                                                  None
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Suite 1000, 6400 S. Fiddlers Green Circle
            Englewood, CO                                       80111-4957
----------------------------------------                        ----------
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


                           Yes     X      No
                                  ---        ---

                                                       Shares Outstanding as of
       Title of Class                                       April 24, 1998
----------------------------                           ------------------------
       Common Shares                                         139,370,031
without nominal or par value

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1. Condensed Financial Statements (Unaudited).....................................  1

     ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................  11

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................................................  25

     ITEM 6. Exhibits and Reports on Form 8-K...............................................  25

SIGNATURE...................................................................................  26

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET                                            March 31                 December 31
thousands of U.S. dollars                                                 1998                        1997
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $6,227                     $16,953
 Short-term investments                                                  6,387                      10,325
 Interest and accounts receivable                                        7,207                       5,927
 Inventories (note 2)                                                   44,753                      41,168
 Prepaid expenses and other assets                                       4,935                       5,068
-----------------------------------------------------------------------------------------------------------
                                                                        69,509                      79,441

Plant and equipment (note 3)                                           228,286                     238,948
Mining properties (note 3)                                             105,392                     107,820
Long-term investments and other assets                                  13,071                       6,558
-----------------------------------------------------------------------------------------------------------
                                                                      $416,258                    $432,767
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                              $60,791                     $82,371
 Income and mining taxes payable                                         3,750                       3,494
 Gold and other financings (note 4)                                     15,658                      14,779
 Deferred income (note 4)                                               14,410                       7,461
-----------------------------------------------------------------------------------------------------------
                                                                        94,609                     108,105

Gold and other financings (note 4)                                      48,002                      51,745
Deferred income (note 4)                                                53,569                      54,708
Other long-term obligations                                             61,819                      56,607
Deferred income taxes                                                    8,040                       7,941

Commitments and contingencies (notes 5, 8 and 9)

Common shareholders' equity:
 Common shares, no par value, unlimited number authorized;
  issued and outstanding - 139,370,031 shares                          709,593                     709,593
 Capital securities (note 5)                                           101,253                      95,753
 Deficit                                                              (641,579)                   (631,320)
 Foreign currency translation                                          (19,048)                    (20,365)
------------------------------------------------------------------------------------------------------------
                                                                       150,219                     153,661
------------------------------------------------------------------------------------------------------------
                                                                      $416,258                    $432,767
------------------------------------------------------------------------------------------------------------

       See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF EARNINGS                                                       Three months ended
thousands of U.S. dollars,                                                                         March 31
except for per share data                                                        1997                  1998
-------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                       $52,855               $73,838
-------------------------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                                               33,305                51,453
 Royalties                                                                      1,722                 2,244
 Production taxes                                                                 354                   439
 Depreciation and amortization                                                 13,902                19,973
 Reclamation and mine closure                                                   1,651                 2,186
 General and administrative                                                     2,257                 3,418
 Exploration and development                                                    3,180                 6,490
 Interest and other (note 6)                                                    4,038                 2,641
 Provision for impaired assets and other charges                                  --                  1,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                               60,409                89,844
--------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                       (7,554)              (16,006)
--------------------------------------------------------------------------------------------------------------------------------
Income tax expense:
 Current                                                                           72                   318
 Deferred                                                                         --                    437
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   72                   755
--------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                     $ (7,626)             $(16,761)
--------------------------------------------------------------------------------------------------------------------------------

Net loss attributable to common shareholders (note 5)                        $(10,259)             $(16,876)
--------------------------------------------------------------------------------------------------------------------------------

Loss per share                                                               $  (0.07)             $  (0.12)
--------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding (thousands)                     139,370               139,357
--------------------------------------------------------------------------------------------------------------------------------


       See accompanying notes to interim consolidated financial statements

CONSOLIDATED STATEMENT                                                                             Three months ended
OF CASH FLOW                                                                                                 March 31
thousands of U.S. dollars                                                                   1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
 NET CASH FLOWS USED IN OPERATING ACTIVITIES                                            $(16,992)            $(16,744)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 DEBT REPAYMENTS                                                                          (4,164)            (118,057)
 CAPITAL SECURITIES ISSUED, NET OF ISSUANCE COSTS (NOTE 5)                                    --               96,700
 COMMON SHARE ISSUES, NET OF ISSUANCE COSTS                                                   --                   60
 OTHER                                                                                      (112)                  --
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (4,276)             (21,297)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 MINING PROPERTIES, PLANT AND EQUIPMENT                                                   (4,629)             (20,822)
 PROCEEDS ON REPURCHASE OF THE COMPANY'S
  - GOLD AND SILVER FORWARD SALES (NOTE 8)                                                 8,673               54,963
  - GOLD SWAP                                                                                 --                8,107
  - FOREIGN EXCHANGE CONTRACTS                                                                --                6,672
 SHORT-TERM INVESTMENTS                                                                    2,414                   --
 LONG-TERM INVESTMENTS AND OTHER ASSETS                                                      522               (9,377)
 PROCEEDS ON THE SALE OF PLANT AND EQUIPMENT (NOTE 6)                                      2,309                  164
 PROCEEDS ON THE SALE OF MINING PROPERTIES (NOTE 6)                                        1,195                   --
 OTHER                                                                                        58                  (15)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          10,542               39,692
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (10,726)               1,651
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            16,953              103,196
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $6,227             $104,847
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT                                                                             THREE MONTHS ENDED
OF DEFICIT                                                                                                   MARCH 31
THOUSANDS OF U.S. DOLLARS                                                         1998                           1997
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                                 $(631,320)                     $(201,931)
NET LOSS                                                                        (7,626)                       (16,761)
INTEREST ON CAPITAL SECURITIES, NET OF NIL TAX EFFECT (NOTE 5)                  (2,633)                          (115)
ISSUE COSTS RELATED TO CAPITAL SECURITIES (NOTE 5)                                  --                         (3,167)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                       $(641,579)                     $(221,974)
------------------------------------------------------------------------------------------------------------------------------

       See accompanying notes to interim consolidated financial statements

                             ECHO BAY MINES, LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998

             Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of deficit, consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of March 31, 1998 and December 31, 1997 and the consolidated results of operations and cash flow for the three months ended March 31, 1998 and 1997. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

2.   INVENTORIES

                                                                  March 31              December 31
                                                                      1998                     1997
---------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                      $ 21,538                 $ 14,882
                 --  in-process                                      9,565                    9,792
Materials and supplies                                              13,650                   16,494
---------------------------------------------------------------------------------------------------------
                                                                  $ 44,753                 $ 41,168
---------------------------------------------------------------------------------------------------------

3.   PROPERTY, PLANT AND EQUIPMENT

Plant and equipment                                               March 31              December 31
                                                                      1998                     1997
---------------------------------------------------------------------------------------------------------
Cost                                                              $669,121                 $672,062
Less accumulated depreciation                                      440,835                  433,114
---------------------------------------------------------------------------------------------------------
                                                                  $228,286                 $238,948
---------------------------------------------------------------------------------------------------------

Mining properties                                                 March 31              December 31
                                                                      1998                     1997
---------------------------------------------------------------------------------------------------------
Producing mines' acquisition, exploration & development costs     $268,464                 $266,081
Less accumulated amortization                                      203,697                  198,912
---------------------------------------------------------------------------------------------------------
                                                                    64,767                   67,169
Development properties' acquisition, exploration & development
 costs                                                              25,339                   24,787
Deferred mining costs                                               15,286                   15,864
---------------------------------------------------------------------------------------------------------
                                                                  $105,392                 $107,820
---------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise dated

4.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                        Financings                    Deferred Income
                                      --------------------------------   -------------------------------
                                      March 31         December 31       March 31         December 31
                                          1998                1997           1998                1997
--------------------------------------------------------------------------------------------------------
Gold loans                             $17,076             $18,637       $  5,181             $ 6,481
Currency loans                          42,337              43,640           -                   -
Capital securities (note 5)              4,247               4,247           -                   -
Repurchase of gold and silver forward
 contracts                                -                   -            56,803              48,991
Repurchase of forward currency
 exchange contracts                       -                   -             5,995               5,995
Other                                     -                   -              -                    702
--------------------------------------------------------------------------------------------------------
                                        63,660              66,524         67,979              62,169
Less current portion                    15,658              14,779         14,410               7,461
--------------------------------------------------------------------------------------------------------
                                       $48,002             $51,745        $53,569             $54,708
--------------------------------------------------------------------------------------------------------

5.  CAPITAL SECURITIES
On March 27, 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. In 1997, the Company swapped a portion of its capital security interest obligation for a gold delivery commitment. Under the agreement, in 2002 the Company would have delivered 291,358 ounces of gold and would have received $100.0 million, a price of $343 per ounce of gold. Additionally, in 1997, the agreement reduced the Company's effective interest rate on the capital securities to a fixed rate of 4.24% plus the floating gold lease rate, or 6.03%. In the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in a conversion of the swap ounces into forward sales commitments (note 8). Additionally, following the restructuring, the effective interest rate on the capital securities will be 11%, or 12% compounded semi-annually during a period of interest deferral.

The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the trustee. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. In March 1998, the Company exercised its right to defer its April 1998 interest payment to holders of the capital securities until gold prices improve. The deferred interest accrued at March 31, 1998, totaling $5.5 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

6.  INTEREST AND OTHER

                                                                             Three months ended
                                                                                       March 31
                                                                   1998                    1997
-----------------------------------------------------------------------------------------------
Interest income                                                 $   (89)                $(1,145)
Interest expense                                                  2,443                   3,188
Unrealized loss on share investments                                849                    --
Gain on sale of plant and equipment                              (1,052)                   (181)
Gain on sale of interests in mining properties                   (1,195)                   --
Loss on sale of Ashanti Goldfields common share investment          642                    --
Loss on sale of Ashanti Goldfields preferred share investment       277                    --
Loss on sale of Canarc Resource investment                          110                    --
Summa litigation accrual                                           --                       400
Other                                                             2,053                     379
-----------------------------------------------------------------------------------------------
                                                                 $4,038                  $2,641
-----------------------------------------------------------------------------------------------

Gain on sale of plant and equipment
In the first quarter of 1998, the Company realized proceeds of $2.3 million and recorded a gain of $1.1 million on the sale of plant and equipment, primarily related to redundant Lupin winter road assets.

Gain on sale of interests in mining properties
In the first quarter of 1998, the Company sold its interests in certain mining properties, including the Lik property in the Northwest Territories, Canada. The Company realized total proceeds of $1.2 million on the sale of these interests, which had no book value.

Loss on sale of Ashanti Goldfields investments
In the first quarter of 1998, the Company sold its investment in the common shares of Ashanti Goldfields Company Ltd. for $2.0 million. A loss of $0.6 million was recognized on the sale. Additionally, the Company received $0.5 million in proceeds and recognized a loss of $0.3 million on the sale of its investment in the preferred shares of Ashanti Goldfields.

Loss on sale of Canarc Resource investment
In the first quarter of 1998, the Company sold its investment in Canarc Resource Corp. for $0.4 million. A loss of $0.1 million was recognized on the sale.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Under Canadian GAAP, the Company has classified the deferred interest on the capital securities accrued at March 31, 1998 within the equity component of the capital securities obligation (note 5). Under U.S. GAAP, the accrued interest would be classified within other long-term obligations. As a result, under U.S. GAAP, the

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

equity component of the capital securities obligation would be $5.5 million lower and other long-term obligations would be $5.5 million higher.

The effects on the consolidated statement of earnings of the GAAP differences would have been as follows.


                                                                           Three months ended
                                                                                     March 31
                                                                1998                     1997
---------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                                $ (7,626)                $(16,761)
Recognition of severance expense                              (4,980)                    --
Unrealized/realized loss on share investments                    252                     --
Change in market value of foreign exchange contracts           1,456                   (2,316)
Amortization of mining properties                                491                      (45)
Additional interest expense on capital securities             (2,633)                    (115)
Amortization of deferred financing on capital securities        (158)                    --
---------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                    $(13,198)                $(19,237)
---------------------------------------------------------------------------------------------
Loss per share under U.S. GAAP                              $  (0.09)                $  (0.14)
---------------------------------------------------------------------------------------------

The effects on the consolidated balance sheet of the GAAP differences would have been as follows.

                                           Long-term                         Mining
                                             Foreign                     Properties       Santa Elina
                                Canadian    Exchange           Share        Amorti-      Acquisition/        Capital          U.S.
March 31, 1998                      GAAP   Contracts     Investments         zation         Write-off     Securities          GAAP
------------------------------------------------------------------------------------------------------------------------------------

Short-term investments          $  6,387     $  --           $    34       $   --          $     --         $   --        $  6,421
Long-term investments and
 other assets                     13,071        --              --             --                --            2,534        15,605
Mining properties                105,392        --              --          (11,035)             --             --          94,357
Gold and other financings         63,660        --              --             --                --           95,753       159,413
Deferred income                   67,979      (5,995)           --             --                --             --          61,984
Other long-term obligations       61,819       2,678            --             --                --            5,500        69,997
Common shares                    709,593        --              --             --              36,428           --         746,021
Capital securities               101,253        --              --             --                --         (101,253)         --
Deficit                          641,579      (3,317)         (6,428)        11,035            36,428         (2,534)      676,763
Net unrealized loss on
 share investments                  --          --             6,394           --                --             --           6,394
Common shareholders' equity      150,219       3,317              34        (11,035)             --          (98,719)       43,816
------------------------------------------------------------------------------------------------------------------------------------


                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

                                Long-term                          Mining
                                  Foreign                      Properties  Santa Elina
                    Canadian     Exchange            Share        Amorti- Acquisition/        Capital      Severance         U.S.
December 31, 1997       GAAP    Contracts      Investments         zation    Write-off     Securities          Costs         GAAP
------------------------------------------------------------------------------------------------------------------------------------
Long-term
 investments and
 other assets       $  6,558         --          $    --         $   --        $  --          $ 2,692        $  --       $  9,250
Mining properties    107,820         --               --          (11,526)        --             --             --         96,294
Accounts payable
   and accrued
   liabilities        82,371         --               --             --           --             --           (4,980)      77,391
Gold and other
 financings           66,524         --               --             --           --           95,753           --        162,277
Deferred income       62,169       (5,995)            --             --           --             --             --         56,174
Other long-term
 obligations          56,607        4,134             --             --           --             --             --         60,741
Common shares        709,593         --               --             --         36,428           --             --        746,021
Capital securities    95,753         --               --             --           --         (95,753)           --           --
Deficit              631,320       (1,861)          (6,643)        11,526       36,428        (2,692)         (4,980)     663,098
Net unrealized loss
 on share
 investments            --           --              6,643           --           --            --              --          6,643
Common shareholders'
 equity              153,661        1,861             --          (11,526)        --         (93,061)          4,980       55,915
------------------------------------------------------------------------------------------------------------------------------------

Effective January 1, 1998, for purposes of preparing U.S. GAAP financial information, the Company adopted U.S. Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," which requires the reporting of all changes in equity during a period from non-owner sources as part of a full set of financial statements. These changes would include foreign currency translation adjustments and activity related to unrealized gains or losses included as a separate component of common shareholders' equity under U.S. GAAP. The following statement of comprehensive income would be disclosed in accordance with U.S. GAAP.

                                                                                     Three months ended
                                                                                               March 31
                                                                           1998                    1997
--------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                               $(13,198)               $(19,237)
Other comprehensive income, after a nil income tax effect:
 Foreign currency translation adjustments                                 1,317                    (789)
 Unrealized (gains) losses on share investments:
  Net unrealized holding gain arising during the period                    (531)                 (1,408)
  Reclassification adjustment for net losses recognized in earnings         780                      58
--------------------------------------------------------------------------------------------------------
  Net unrealized gain (loss)                                                249                  (1,350)
--------------------------------------------------------------------------------------------------------
Other comprehensive income                                                1,566                  (2,139)
--------------------------------------------------------------------------------------------------------
Comprehensive income                                                   $(11,632)               $(21,376)
--------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive income, as follows.

                                                          March 31                    December 31
                                                              1998                           1997
----------------------------------------------------------------------------------------------------------
Foreign currency translation                              $(19,048)                      $(20,365)
Net unrealized loss on share investments                    (6,394)                        (6,643)
----------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                    $(25,442)                      $(27,008)
----------------------------------------------------------------------------------------------------------

8.  HEDGING ACTIVITIES AND COMMITMENTS
In the first quarter of 1998, the Company received proceeds of $8.7 million on the repurchase of a portion of its outstanding gold forward sales. The repurchased forward sales include 50,000 ounces of gold scheduled for delivery in each of the five years 1998 to 2002 at forward prices of $395 per ounce in 1998 and 1999 and $374 per ounce in years 2000 to 2002, for a total of 250,000 ounces of gold. Additionally, related to the repurchase, the Company eliminated contingent forward sales of up to an additional 75,000 ounces of gold at $400 per ounce in each of the three years 2000 to 2002 contingent upon the spot gold price reaching various levels above $400 per ounce. This $8.7 million has been deferred and will be recognized in earnings as the formerly hedged production is sold. The deferred gain is scheduled to be recognized in revenue as follows:
$1.8 million in 1998, $1.8 million in 1999, $1.7 million in 2000, $1.7 million in 2001, and $1.7 million in 2002.

In the first quarter of 1998, the Company entered into gold forward sales contracts of 270,000 ounces at an average price of $319 per ounce and silver forward sales contracts of 19.0 million ounces at an average price of $6.01 per ounce. These hedge positions are designed to ensure the economic viability of the ore located beneath the unstable portion of the Cove pit wall. The remediation of the Cove pit wall is scheduled to resume in the second half of 1998.

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

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Shown below are the carrying amounts and unrealized gains or losses on the Company's hedging position at March 31, 1998 and December 31, 1997.

                                                         March 31, 1998                    December 31, 1997
-------------------------------------------------------------------------------------------------------------
                                          Carrying           Unrealized        Carrying           Unrealized
                                            Amount          Gain (Loss)          Amount          Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Gold loans (note 4)                        $17,100              $    --         $18,600              $    --
Gold swap on capital securities (note 5)        --                   --              --               19,700
Off balance sheet instruments:
  Gold forward sales                            --               16,900              --               10,900
  Silver forward sales                          --               (5,500)             --               (6,000)
  Gold options   - puts purchased            2,200                4,700           2,800               11,300
                 - calls sold                 (400)                 400            (700)                 700
  Silver options - calls sold               (1,700)              (3,900)         (1,700)              (2,500)
                 - puts sold                (8,600)              (7,300)             --                   --
                 - calls purchased           8,600                6,400              --                   --
  Foreign currency contracts                    --               (2,700)             --               (4,100)
  Crude oil contracts                           --                 (100)             --                  500
-------------------------------------------------------------------------------------------------------------
                                                                $ 8,900                              $30,500
-------------------------------------------------------------------------------------------------------------

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.


9.  CONTINGENCIES
In 1997, private parties acting on behalf of the United States in a qui tam action commenced suit in federal court against 14 mining companies, including the Company. A qui tam suit is one brought by private parties seeking remedies for alleged wrong-doing to which the government is allegedly entitled but has declined to seek recovery. The complaint asserts that because of foreign ownership of the companies, they are not entitled to locate, operate or patent mining claims on federal public lands. It seeks invalidation of all such mining claims held by the companies and recovery of triple the value of production from them, and from their allegedly unlawfully patented claims. In March 1998, the federal district court ruled in favor on the defendants' motions to dismiss the complaint. The appeals period expired in the first quarter of 1998 without appeal.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 1998
                                (U.S. Dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
During 1997, in response to the decline in the market price of gold, the Company deferred final construction decisions on two planned gold mines, Paredones Amarillos in Mexico and Aquarius in Canada, and deferred further development of the Ulu satellite deposit near the Lupin mine in the Northwest Territories of Canada. In addition, the Company refocused its exploration effort, narrowing it to those projects believed to represent the most promising near-term prospects, principally located near the Company's operating mines and development projects located in the Americas. Further, general and administrative expenditures have been reduced reflecting the downsizing effected in 1997.

In January 1998, following further declines in the market price of gold, the Company temporarily suspended operations at the Lupin mine and reduced operations at the McCoy/Cove mine in Nevada pending a significant improvement in the market price of gold.

The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company reduces the risk of future price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

The Company has protected itself against price declines in 1998 by hedging its entire planned gold production for the remaining three quarters of 1998 at a minimum average price of $341 per ounce, along with 4.9 million ounces of silver at $5.60 per ounce. This gold hedge position includes purchased put options of 195,000 ounces at $310 per ounce, therefore the Company has the ability to realize a gold price greater than the $341 per ounce if the market price of gold exceeds $310 per ounce. In addition, the Company has hedged approximately 330,000 ounces of gold in 1999 at a minimum average price of $363 per ounce and
4.0 million ounces of silver at $5.77 per ounce.

In the first quarter of 1998, the Company entered into gold forward sales contracts of 270,000 ounces at an average price of $319 per ounce and silver forward sales contracts of 19.0 million ounces at an average price of $6.01 per ounce for deliveries in years 1998 to 2001. These hedge positions are designed to ensure the economic viability of the ore located beneath the unstable portion of the Cove pit wall. The remediation of the Cove pit wall is scheduled to resume in the second half of 1998.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (note 5 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to a trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. In March 1998, the Company exercised its right to defer its April 1998 interest payment to holders of the capital securities.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 1998
                                (U.S. Dollars)

LIQUIDITY AND CAPITAL RESOURCES
Net cash flows used in operating activities amounted to $17.0 million for the first three months of 1998 compared to $16.8 million for the first three months of 1997. The 1998 results reflect decreased gold sales volume ($19.6 million), the 1998 payment of severance costs accrued at the end of 1997 ($9.2 million), and lower cash gold prices realized ($1.9 million); partially offset by decreased operating costs ($18.1 million), a lesser increase in inventories for the first three months of 1998 ($0.6 million) compared to the first three months of 1997 ($8.4 million), decreased cash exploration and development spending ($3.2 million), higher cash silver prices realized ($1.6 million) and decreased general and administrative spending ($1.2 million).

Cash used in financing activities was $4.3 million in the first quarter of 1998, primarily related to the repayment of gold and currency borrowings.

Net cash provided from investing activities totaled $10.5 million in the first quarter of 1998. Included were proceeds of $8.7 million on the first quarter 1998 repurchase of a portion of the Company's gold forward sales position, proceeds on the sale of mining properties, plant and equipment ($3.5 million), and proceeds on the sale of certain share investments ($2.9 million); partially offset by $4.6 million invested in mining properties, plant and equipment.

The Company had $6.2 million in cash and cash equivalents and $6.4 million in short-term investments at March 31, 1998.

At March 31, 1998, the Company's current debt was $15.7 million and its long-term debt was $48.0 million.

The Company had $85.0 million in unutilized credit facilities at March 31, 1998, of which $25 million was actually available for borrowing in view of the low gold price. Depressed gold prices limit the Company's ability to borrow under its revolving credit facility, which is measured at the end of each quarter. Continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's capacity to borrow under its existing credit facilities. For this reason, the Company and its lenders are in discussions aimed at restructuring the terms of its existing credit facilities to provide more liquidity than is currently available in the event of a continued period of depressed gold prices. The Company believes it is currently in compliance in all material respects with covenants under the credit facility.

In March 1998, the Company exercised its right to defer its April 1998 interest payment of $5.5 million to holders of the capital securities. The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest.

In January 1998, the Company received $8.7 million in cash on the repurchase of a portion of its outstanding gold forward sales contracts. At March 31, 1998, the estimated value of the Company's hedge portfolio is $8.9 million.

Most of the company's hedging transactions have no margin requirements. In some instances however, mainly for longer term forward sales and options, margin deposits are required when the market value exceeds the contract value by a predetermined amount.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 1998
                                (U.S. Dollars)

For 1998, the Company expects to incur $13 million in  capital expenditures.
The Company will rely on its operating cash flow and credit facilities to fund its planned 1998 capital expenditures. The Company will carefully monitor its discretionary spending in view of the current low gold price environment and the cost structure at the Company's operating mines.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. Dollars)

FINANCIAL REVIEW
The Company reported a net loss of $7.6 million ($0.07 per share) in the first quarter of 1998, compared to a net loss of $16.8 million ($0.12 per share) in the first quarter of 1997. The decreased loss in 1998 from 1997 results from decreased operating costs ($18.1 million), lower depreciation and amortization expense ($6.1 million), decreased exploration and development expenses ($3.3 million), higher silver prices realized ($2.0 million) and reduced general and administrative costs ($1.2 million); partially offset by decreased volume of gold sales ($19.6 million), and lower gold prices realized ($3.7 million).

Gold production decreased 27% to 133,165 ounces in the first quarter of 1998 compared to 183,328 ounces in the first quarter of 1997. Decreased production was due to the absence of production from the Lupin mine resulting from the January 1998 temporary suspension of operations and lower mill grades and recoveries at McCoy/Cove and Kettle River; partially offset by production from Round Mountain's mill, which began operating at the end of 1997. Silver production decreased slightly to 2.3 million ounces in the first quarter of 1998 from 2.4 million ounces in the first quarter of 1997, reflecting lower mill grades at McCoy/Cove. Quarterly revenues were $52.9 million in the first quarter of 1998 and $73.8 million in the first quarter of 1997.

Cash operating costs were $208 per ounce of gold in the first quarter of 1998, versus $255 in the first quarter of 1997, primarily due to the absence in 1998 of the higher-cost Lupin production, the impact of the third quarter 1997 write-down of McCoy/Cove's deferred mining balances, and lower reagent consumption and manpower reductions at McCoy; partially offset by increased costs at Kettle River due to lower production. Total production costs were $313 per ounce in the first quarter of 1998, versus $375 per ounce in the first quarter of 1997.

See "Operations Review" for further comments as to production and cash operating cost changes.

The term "ounce" as used in this Form 10-Q means "troy ounce."

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. Dollars)

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                                                 Three months ended
                                                                                           March 31
REVENUE DATA                                                                   1998            1997
---------------------------------------------------------------------------------------------------
Gold
----
  Ounces sold                                                               118,594         171,232
  Average price realized/ounce                                           $      341      $      372
  Average market price/ounce                                             $      294      $      352
  Revenue (millions of U.S. dollars)                                     $     40.4      $     63.6
  Percentage of total revenue                                                   76%             86%

Silver
------
  Ounces sold                                                             2,016,097       1,936,345
  Average price realized/ounce                                           $     6.19      $     5.25
  Average market price/ounce                                             $     6.23      $     4.99
  Revenue (millions of U.S. dollars)                                     $     12.5      $     10.2
  Percentage of total revenue                                                   24%             14%
---------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)                                 $     52.9      $     73.8
---------------------------------------------------------------------------------------------------

The effects of changes in sales prices and volume were as follows.

REVENUE VARIANCE ANALYSIS                       Three months ended
1998 VS. 1997                                             March 31
------------------------------------------------------------------
Lower gold prices                                           $ (3.7)
Higher silver prices                                           2.0
Change in volume                                             (19.2)
------------------------------------------------------------------
Decrease in revenue                                         $(20.9)
------------------------------------------------------------------

Production Cost
Production cost data per ounce of gold is set out below.

                                                              Three months ended
PRODUCTION COSTS PER                                                    March 31
OUNCE OF GOLD PRODUCED                                     1998             1997
--------------------------------------------------------------------------------
Direct mining expense                                      $205             $258
  Deferred stripping and mine development costs               1               (2)
  Inventory movements and other                               2               (1)
--------------------------------------------------------------------------------
Cash operating costs                                        208              255
  Royalties                                                   9               10
  Production taxes                                            2                2
--------------------------------------------------------------------------------
Total cash costs                                            219              267
  Depreciation                                               63               63
  Amortization                                               26               35
  Reclamation and mine closure                                9               10
--------------------------------------------------------------------------------
Total production costs                                     $317             $375
--------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. Dollars)

Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $208 per ounce of gold in the first quarter of 1998 and $255 in the first quarter of 1997. See "Operations Review".

RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS                                                         Three months ended
thousands of U.S. dollars,                                                                                March 31
except per ounce amounts                                                                  1998                1997
------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                                              $ 33,305            $ 51,453
Change in finished goods inventory and other                                             4,012               5,046
Co-product cost of silver produced                                                      (9,689)             (9,750)
------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                  $ 27,628            $ 46,749
------------------------------------------------------------------------------------------------------------------
Gold ounces produced                                                                   133,165             183,328
------------------------------------------------------------------------------------------------------------------
Cash operating costs per ounce                                                        $    208            $    255
------------------------------------------------------------------------------------------------------------------

Royalties decreased in the first quarter of 1998 compared to the first quarter 1997 due to decreased production levels and lower gold prices.

Depreciation and amortization decreased in the first quarter of 1998 compared to the first quarter of 1997 due to the impact of the third quarter 1997 write-downs of ore body carrying values at Lupin and Kettle River and reduced depreciation rates at Lupin resulting from the January 1998 temporary suspension of operations.

Exploration and development decreased in the first quarter of 1998 compared to the first quarter of 1997 due to a decreased scope of exploration activities.

General and administrative expenses decreased in the first quarter of 1998 due to the downsizings undertaken in 1997 in response to depressed gold prices.

Reserve estimates
The price used in estimating the Company's ore reserves at December 31, 1997 was $350 per ounce of gold and $5.00 per ounce of silver. The market price for gold is currently well below this level. If the Company determines that its reserves should be calculated at a significantly lower price than used at December 31, 1997, there would likely be a material reduction in the amount of gold reserves. For example, the Company estimates that, based on extrapolation of information developed in reserve calculation, but without the same degree of analysis as required for reserve calculation, if the Company's reserves at December 31, 1997 were based on a price of $325 per ounce of gold, reserves at the operating properties would decrease approximately 8%. If the Company's reserves at December 31, 1997 were calculated at $375 per ounce of gold, reserves at the operating properties would increase approximately 3%. The Company estimates that such changes in gold price assumptions would not result in material impacts to the reserve estimations for Aquarius and Paredones Amarillos. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. Dollars)

OPERATIONS REVIEW
Operating data by mine is set out in the table below.

                                                                                 Three months ended
                                                                                           March 31
OPERATING DATA BY MINE                                                      1998               1997
---------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
  (a)  Round Mountain (50%)                                               66,067             56,161
  (b)  McCoy/Cove                                                         39,853             52,286
  (c)  Kettle River                                                       27,245             38,279
       Lupin                                                                  --             36,602
---------------------------------------------------------------------------------------------------
Total gold                                                               133,165            183,328
---------------------------------------------------------------------------------------------------

Silver production (ounces)
--------------------------
  (b)  McCoy/Cove                                                      2,258,456          2,437,413
---------------------------------------------------------------------------------------------------
Total silver                                                           2,258,456          2,437,413
---------------------------------------------------------------------------------------------------

Gold production decreased 27% to 133,165 ounces in the first quarter of 1998 compared to 183,328 ounces in the first quarter of 1997. Decreased production was primarily due to the absence of production from Lupin resulting from the January 1998 temporary suspension of operations and lower mill grades and recoveries at McCoy/Cove and Kettle River, partially offset by production from Round Mountain's mill, which began operating at the end of 1997. Silver production decreased slightly to 2.3 million ounces in the first quarter of 1998 from 2.4 million ounces in the first quarter of 1997, reflecting lower mill grades at McCoy/Cove. For the full year 1998, the gold production target is between 500,000 and 520,000 ounces and the silver production target is between 7 and 8 million ounces.

                                                                                 Three months ended
                                                                                           March 31
OPERATING DATA BY MINE                                                    1998                 1997
---------------------------------------------------------------------------------------------------
Cash operating costs
--------------------
  (per ounce of gold)
  -------------------
  (a)  Round Mountain (50%)                                               $194                 $210
  (b)  McCoy/Cove                                                          203                  285
  (c)  Kettle River                                                        258                  185
       Lupin                                                                --                  325
---------------------------------------------------------------------------------------------------
Company average                                                           $208                 $255
---------------------------------------------------------------------------------------------------

Cash operating costs were $208 per ounce of gold in the first quarter of 1998, compared to $255 in the first quarter of 1997. Consolidated cash operating costs are targeted at $245 to $255 per ounce of gold produced for the full year 1998. Based on first quarter 1998 operating results, the Company expects to meet or do better than these targets.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. Dollars)

(a)  Round Mountain, Nevada (50% owned)

                                                                            Three months ended
                                                                                      March 31
OPERATING DATA                                                       1998                 1997
----------------------------------------------------------------------------------------------
Gold produced (ounces):
  Reusable heap leach pad (50%)                                    30,407               31,945
  Dedicated heap leach pad (50%)                                   22,638               24,216
  Milled (50%)                                                     12,239                   --
  Other (50%)                                                         783                   --
                                                                 --------             --------
  Total (50%)                                                      66,067               56,161
Ore and waste mined (million tons) (100%)                            16.1                 16.3
Mining cost/ton of ore and waste                                 $   0.65             $   0.70
Heap leaching cost/ton of ore                                    $   0.68             $   0.69
Milling cost/ton of ore                                          $   3.98                   --
Production cost per ounce of gold produced:
  Direct mining expense                                          $    194             $    211
  Deferred stripping cost                                              10                   --
  Inventory movements and other                                       (10)                  (1)
                                                                 --------             --------
    Cash operating cost                                               194                  210
  Royalties                                                            17                   27
  Production taxes                                                      2                    3
                                                                 --------             --------
    Total cash cost                                                   213                  240
  Depreciation                                                         40                   47
  Amortization                                                         18                   18
  Reclamation and mine closure                                          7                    7
                                                                 --------             --------
    Total production cost                                        $    278             $    312
                                                                 --------             --------
Reusable heap leach pad:
  Ore processed (tons/day) (100%)                                  26,366               26,904
  Grade (ounce/ton)                                                 0.036                0.037
  Recovery rate (%)                                                  74.9                 65.5
Dedicated heap leach pad:
  Ore processed (tons/day) (100%)                                 108,297               88,539
  Grade (ounce/ton)                                                 0.010                0.011
  Recovery rate (1)
Milled:
  Ore processed (tons/day) (100%)                                   7,169                   --
  Grade (ounce/ton)                                                 0.053                   --
  Recovery rate (%)                                                  72.6                   --
----------------------------------------------------------------------------------------------

(1) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

At 50%-owned Round Mountain in Nevada, the Company's portion of gold production totaled 66,067 ounces in the first quarter of 1998, up 18% from 56,161 ounces in the first quarter of 1997. The increase in production resulted principally from the successful startup of a new mill late last year to process large quantities of nonoxide ore. The mill produced 24,478 ounces of gold in the first quarter of 1998 (the Company's 50% share, 12,239 ounces). During the first quarter of 1998, Round Mountain also produced the first ounces of gold from a new dedicated heap leach pad, supplementing production from the existing dedicated pad.

Round Mountain's cash operating costs were reduced to $194 per ounce of gold produced in the first quarter of

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. Dollars)

1998, down from $210 a year ago, reflecting the lower costs of a new mining plan adopted late last year. The new plan optimizes the design of the open pit, eliminating the mining of more than 250 million tons of waste rock and low-grade, high-cost material over the life of the mine.

Based on the first quarter 1998 results, the Company expects Round Mountain to meet or do better than its full-year production and cost targets of 460,000 to 480,000 ounces of gold (Echo Bay's 50% share, 230,000 to 240,000 ounces) at a cash operating cost of $230 to $240 per ounce of gold produced.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. dollars)

(b)  McCoy/Cove, Nevada (100% owned)

                                                                                           Three months ended
                                                                                                     March 31
OPERATING DATA                                                                         1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                                              25,422            40,894
 Heap leached                                                                        14,431            11,392
                                                                                  ---------         ---------
Total gold                                                                           39,853            52,286
Silver produced (ounces):
 Milled                                                                           2,136,149         2,355,583
 Heap leached                                                                       122,307            81,830
                                                                                  ---------         ---------
 Total silver                                                                     2,258,456         2,437,413
Ore and waste mined (million tons)                                                      7.6              15.5
Mining cost/ton of ore and waste                                                      $0.74             $0.69
Milling cost/ton of ore                                                               $6.31             $8.76
Heap leaching cost/ton of ore                                                         $1.57             $1.64
Production cost per ounce of gold produced:
 Direct mining expense                                                                 $196              $293
 Deferred stripping cost                                                                 (1)             (12)
 Inventory movements and other                                                            8                 4
                                                                                  ---------         ---------
  Cash operating cost                                                                   203               285
 Royalties                                                                                3                 4
 Production taxes                                                                         2                 2
                                                                                  ---------         ---------
  Total cash cost                                                                       208               291
 Depreciation                                                                            53                70
 Amortization                                                                            38                45
 Reclamation and mine closure                                                             8                10
                                                                                  ---------         ---------
  Total production costs                                                               $307              $416
                                                                                  ---------         ---------
Average gold-to-silver price ratio (1)                                               47.3:1            71.2:1
Milled:
 Ore processed (tons/day)                                                            10,916            10,076
 Gold grade (ounce/ton)                                                               0.041             0.066
 Silver grade (ounce/ton)                                                              2.62              3.34
 Gold recovery rate (%)                                                                55.8              71.8
 Silver recovery rate (%)                                                              74.2              70.2
Heap leached:
 Ore processed (tons/day)                                                            12,021            17,648
 Gold grade (ounce/ton)                                                               0.020             0.012
 Silver grade (ounce/ton)                                                              0.37              0.17
 Recovery rates (2)
-----------------------------------------------------------------------------------------------------------------------------------

(1) To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.

(2) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the McCoy/Cove mine the gold recovery rate is estimated at 68% for crushed ore and 48% for uncrushed, run-of-mine ore, while the silver recovery rate is estimated at 35% for crushed ore and 10% for uncrushed, run-of-mine ore.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. dollars)

At McCoy/Cove in Nevada, production of both gold and silver was lower in the first quarter of 1998 compared to the first quarter of 1997, reflecting the planned processing of lower-grade ores. Gold production totaled 39,853 ounces in the first quarter of 1998, down 24% from 52,286 ounces a year ago, and silver production totaled 2,258,456 ounces in the first quarter of 1998, down 7% from 2,437,413 ounces in the first quarter of 1997.

Cash operating costs were reduced sharply, to $203 per ounce of gold produced in the first quarter of 1998 from $285 per ounce in the first quarter of 1997. Of the $82 reduction in cost per ounce produced, $34 resulted from a series of operating improvements. The 450-person workforce was downsized by more than 20%. Mining was discontinued in the smaller McCoy pit in December 1997, pending completion of optimization studies aimed at reducing costs. Based on a reengineered McCoy pit design, mining then resumed in March 1998 at a lower cost. Mining activities were refocused on mill ounces from the Cove pit. Milling costs were significantly reduced. Remediation work on the Cove pit was postponed until the second half of 1998.

In addition, a $47.0 million write-down of McCoy/Cove's carrying value in the third quarter of 1997 reduced deferred mining costs by a like amount over the remaining life of the mine, resulting in a reduction of $40 per ounce in McCoy/Cove's cash operating cost in the first quarter of 1998.

Cash operating costs increased by $38 per ounce due to lower grades and recoveries. This was more than offset by a decrease of $46 per ounce due to significantly lower gold prices relative to co-product silver prices, which reduced the gold-to-silver price equivalency ratio to 47.3:1 in the first quarter of 1998 from 71.2:1 in the first quarter of 1997. The price equivalency ratio is used to calculate co-product costs.

Based on the results in the first quarter of 1998, the Company expects McCoy/Cove to meet or do better than its 1998 cash operating cost target of $260 to $270 per ounce of gold produced. The mine's production targets for 1998 are 160,000 to 170,000 ounces of gold and 7 to 8 million ounces of silver.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. dollars)

c)  Kettle River, Washington  (100% owned)


                                                                                        Three months ended
                                                                                                  March 31
OPERATING DATA                                                                      1998              1997
------------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                                            27,245            38,279
Tons of ore mined                                                                193,453           187,659
Mining cost/ton of ore                                                          $  20.91          $  20,68
Milling cost/ton of ore                                                         $   9.76          $  11.57
Production cost per ounce of gold produced:
 Direct mining expense                                                          $    260          $    196
 Deferred mine development cost                                                       --                --
 Inventory movements and other                                                        (2)              (11)
                                                                                --------          --------
  Cash operating cost                                                                258               185
 Royalties                                                                            11                11
 Production taxes                                                                      1                 2
                                                                                --------          --------
  Total cash cost                                                                    270               198
 Depreciation                                                                         72                51
 Amortization                                                                          5                45
 Reclamation and mine closure                                                         12                12
                                                                                --------          --------
  Total production cost                                                         $    359          $    306
                                                                                ========          ========
Milled:
 Ore processed (tons/day)                                                          2,107             1,958
 Ore tons milled                                                                 191,769           178,175
 Grade (ounce/ton)                                                                 0.176             0.243
 Recovery rate (%)                                                                  80.5              88.6
-----------------------------------------------------------------------------------------------------------------------------------

The Kettle River mine in Washington State produced 27,245 ounces of gold in the first quarter of 1998, down 29% from 38,279 ounces a year ago, reflecting the processing of lower-grade ores as planned. Recovery rates were also lower, principally a function of the lower grades. Kettle River processed increased tonnages of ore, helping to partly offset the lower ore grades.

As expected, costs rose per ounce of gold produced in the first quarter 1998, reflecting the lower grades and increased tonnages processed. Cash operating costs increased to $258 per ounce in the first quarter of 1998 from $185 a year ago.

First quarter 1998 results were in line with Kettle River's full-year production and cost targets of 100,000 to 110,000 ounces of gold at a cash operating cost of $240 to $250 per ounce.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. dollars)

RECENT DEVELOPMENTS

In January 1998, the Company announced a temporary suspension of operations at the Lupin mine until gold prices improve significantly. As a result of the suspension of operations, approximately 500 employees were terminated. At the end of the first quarter of 1998, the preparation of the mine and facilities to continue in a care and maintenance mode had been substantially completed. The annual care and maintenance costs for Lupin are being expensed as incurred. During the first quarter of 1998, the Company incurred $1.7 million in such costs.

In 1997, the Company deferred final construction decisions on its two planned gold mines, Paredones Amarillos in Mexico and Aquarius in Canada, and deferred further development of the Ulu deposit in Canada. During 1998, development holding costs for these projects will be expensed as incurred.

The Company has refocused its search for new gold reserves and production. The Company's exploration program is now concentrated on those projects believed to represent the most promising near-term prospects in its portfolio, principally those located in the Americas where the Company already has extensive gold mining infrastructure. Particular emphasis is placed on those prospects located near the Company's three producing gold mines, the Lupin mine, and two planned new mines, located in Canada, the United States and Mexico, where extensive processing facilities already exist or are planned.

For the first three months of 1998, in connection with its exploration and development activities, the Company charged $3.2 million against current earnings and capitalized $1.7 million.

Highlights of the Company's development and exploration programs are outlined below.


Development Properties
At the 100% owned Aquarius gold mine in the Timmins gold district of Ontario, the Company has completed the frozen earth system around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. The Company does not plan to operate the freeze barrier during the period of project deferral. During the first quarter of 1998, the Company capitalized $0.7 million related to the completion of the freeze barrier construction and incurred $0.1 million in holding costs related to Aquarius.

At 60% owned Paredones Amarillos, the Company will expense its share of 1998 holding costs, which are estimated at $0.9 million. Detailed engineering work and limited procurement at the end of 1997 was estimated to be 45% complete. Holding expenditures will include permitting activities, water development and other work required to maintain the integrity of the project and enable development to proceed quickly and smoothly to construction at such time as a final construction decision is made. During the first quarter of 1998, the Company capitalized $0.4 million and expensed $0.2 million in holding costs related to Paredones Amarillos.


Exploration Properties
The Company continued work on a number of projects in the Americas during the first quarter of 1998. Among them are three early-to-intermediate stage exploration projects in Nevada, including Ratto Canyon, Bald Peak and Jessup.


Other Projects
At the 50% owned Kuranakh project located in the Sakha Republic of the Russian Federation, negotiations progress with the government committee established for defining the terms of the production sharing agreement and the gold sales agreement.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1998
                                (U.S. dollars)

U.S. Mining Law Revision
In recent years, several proposals to change the general mining laws applicable to operations on U.S. federal lands have been introduced into Congress. In addition, the Bureau of Land Management of the U.S. Department of the Interior has commenced a program to revise the federal regulations applicable to activities on unpatented mining claims and to impose more stringent reclamation and environmental protection requirements on those activities. Until such time, if any, as new reform legislation is enacted or administrative action is taken, the ultimate effects and costs of compliance on the Company cannot be estimated.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests or finalization of arrangements with governmental authorities or co-venturers with respect to new projects. Factors that could cause actual results to differ materially include, among others, changes in gold and silver prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies, water availability or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, joint venture relationships, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in startup dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

                              ECHO BAY MINES LTD.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Alaska-Juneau
During 1994, the U.S. Attorney began an investigation of potential Clean Water Act violations at the Alaska-Juneau property. The investigation was to determine whether the Company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. On September 2, 1997, the U.S. Attorney sent a letter stating that "...the United States will not proceed with a criminal prosecution for Federal Clean Water Act violations at this time." While this does not foreclose possible criminal charges at a later date if the Department of Justice finds new information warranting prosecution, as a practical matter, this ends the threat of a criminal action. A civil action could be taken by the EPA.

Qui Tam Action
See note 9 to the interim consolidated financial statements.

Other
The Company also is engaged in routine litigation incidental to its business.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27               Financial Data Schedule.

(b)  Reports on Form 8-K      Filed on January 6, 1998 related to the temporary
                              suspension of operations at the Lupin mine, reduction of operations at the McCoy/Cove mine and further actions taken to reduce costs.

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



                                        ECHO BAY MINES LTD.
                                        ---------------------------------------
                                        (Registrant)



May 6, 1998
-----------------------------
Date



                                        /s/ Tom S. Q. Yip
                                        ---------------------------------------
                                        TOM S. Q. YIP
                                        Vice President, Controller and Principal
                                        Accounting Officer