Form 10-Q
period 1998-06-30
ECHO BAY MINES LTD
filed 1998-08-06
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1998
                                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from ___ to ___

                  Commission File Number    1-8542
                                          ----------

                              ECHO BAY MINES LTD.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




   Incorporated under the laws
           of Canada                                          None
   ---------------------------                        ------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


Suite 1000, 6400 S. Fiddlers Green Circle
              Englewood, CO                               80111-4957
-----------------------------------------             ------------------
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

                                   Yes     X      No
                                        -------       -------

                 Title of Class                  Shares Outstanding as of
                 --------------                       July 31, 1998
                  Common Shares                       -------------
           without nominal or par value                140,607,145


================================================================================

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I - FINANCIAL INFORMATION

  ITEM 1. Condensed Financial Statements (Unaudited)..........................................................1

  ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations..............10

PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings..................................................................................23

  ITEM 4. Submission Of Matters To A Vote Of The Security Holders............................................23

  ITEM 6. Exhibits And Reports On Form 8-K...................................................................23

SIGNATURE....................................................................................................24

                              ECHO BAY MINES LTD.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET                                  June 30  December 31
thousands of U.S. dollars                                      1998         1997
--------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                $  19,958   $  16,953
 Short-term investments                                       5,408      10,325
 Interest and accounts receivable                             3,759       5,927
 Inventories (note 2)                                        38,942      41,168
 Prepaid expenses and other assets                            3,759       5,068
-------------------------------------------------------------------------------
                                                             71,826      79,441

Plant and equipment (note 3)                                217,858     238,948
Mining properties (note 3)                                  102,533     107,820
Long-term investments and other assets                       13,548       6,558
-------------------------------------------------------------------------------
                                                          $ 405,765   $ 432,767
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                 $  63,441   $  82,371
 Income and mining taxes payable                              4,041       3,494
 Gold and other financings (note 4)                          14,379      14,779
 Deferred income (note 4)                                    10,416       7,461
 ------------------------------------------------------------------------------

                                                             92,277     108,105

Gold and other financings (note 4)                           45,774      51,745
Deferred income (note 4)                                     57,996      54,708
Other long-term obligations                                  49,588      56,607
Deferred income taxes                                         7,799       7,941

Commitments and contingencies (notes 5 and 9)

Common shareholders' equity:
 Common shares, no par value, unlimited number
  authorized; issued and outstanding - 140,607,145
   (139,370,031 shares in 1997)  (note 7)                   713,343     709,593
 Capital securities (note 5)                                104,565      95,753
 Deficit                                                   (643,037)   (631,320)
 Foreign currency translation                               (22,540)    (20,365)
-------------------------------------------------------------------------------
                                                            152,331     153,661
-------------------------------------------------------------------------------
                                                          $ 405,765   $ 432,767
===============================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF EARNINGS                               Three months ended                Six months ended
thousands of U.S. dollars,                                                  June 30                         June 30
except for per share data                                      1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------------------

Revenue                                                    $ 65,346       $  75,815        $118,201       $ 149,653
-------------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                             42,433          56,310          75,738         107,763
 Royalties                                                    2,218           2,074           3,940           4,318
 Production taxes                                               329             223             683             662
 Depreciation and amortization                               17,416          21,348          31,318          41,321
 Reclamation and mine closure                                 1,536           2,187           3,187           4,373
 General and administrative                                   2,067           3,570           4,324           6,988
 Exploration and development                                  2,602           9,940           5,782          16,430
 Interest and other (note 6)                                 (5,423)           (905)         (1,385)          1,736
 Provision for impaired assets and other charges                 --           1,305              --           2,305
-------------------------------------------------------------------------------------------------------------------
                                                             63,178          96,052         123,587         185,896
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                           2,168         (20,237)         (5,386)        (36,243)
-------------------------------------------------------------------------------------------------------------------
Income tax expense:
 Current                                                        102              57             174             375
 Deferred                                                        --             438              --             875
-------------------------------------------------------------------------------------------------------------------
                                                                102             495             174           1,250
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                        $  2,066       $ (20,732)       $ (5,560)      $ (37,493)
===================================================================================================================

Net loss attributable to common shareholders
(note 5)                                                   $ (1,458)      $ (23,256)       $(11,717)      $ (40,132)
===================================================================================================================

Loss per share                                             $  (0.01)      $   (0.17)       $  (0.08)      $   (0.29)
===================================================================================================================
Weighted average number of shares outstanding
(thousands)                                                 139,751         139,370         139,560         139,364
===================================================================================================================


CONSOLIDATED STATEMENT                                               Three months ended          Six months ended
OF DEFICIT                                                                      June 30                   June 30
thousands of U.S. dollars                                             1998         1997         1998         1997
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $(641,579)   $(221,974)   $(631,320)   $(201,931)
Net earnings (loss)                                                  2,066      (20,732)      (5,560)     (37,493)
Interest on capital securities, net of nil tax effect (note 5)      (3,524)      (2,524)      (6,157)      (2,639)
Issue costs related to capital securities (note 5)                      --           --           --       (3,167)
-----------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $(643,037)   $(245,230)   $(643,037)   $(245,230)
===================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                    Three months ended       Six months ended
OF CASH FLOW                                                         June 30                June 30
thousands of U.S. dollars                                    1998       1997       1998        1997
---------------------------------------------------------------------------------------------------

CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
 Net cash flows provided from (used in) operating
  activities                                              $16,761   $  2,128    $  (231)  $ (14,616)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Debt repayments                                           (4,164)    (4,822)    (8,328)   (122,879)
 Capital securities issued, net of issuance costs
 (note 5)                                                      --         --         --      96,700
 Common share issues, net of issuance costs                    --         --         --          60
 Other                                                       (114)     1,989       (226)      1,989
---------------------------------------------------------------------------------------------------
                                                           (4,278)    (2,833)    (8,554)    (24,130)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                    (5,237)   (29,143)    (9,866)    (49,965)
 Proceeds on repurchase of the company's
   --   gold and silver forward sales (note 9)                 --         --      8,673      54,963
   --   gold swap                                              --         --         --       8,107
   --   foreign exchange contracts                             --       (677)        --       5,995
 Short-term investments                                       604         --      3,018          --
 Long-term investments and other assets                      (975)    (7,140)      (453)    (16,517)
 Proceeds on sale of investment in santa elina (note 6)     6,252         --      6,252          --
 Proceeds on the sale of plant and equipment (note 6)         141         --      2,450          64
 Proceeds on the sale of mining properties (note 6)            --         --      1,195          --
 Deferral of gain on restructuring of capital securities
  swap (note 9)                                             1,073         --      1,073          --
 Other                                                       (610)       (44)      (552)         41
---------------------------------------------------------------------------------------------------
                                                            1,248    (37,004)    11,790       2,688
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       13,731    (37,709)     3,005     (36,058)
Cash and cash equivalents, beginning of period              6,227    104,847     16,953     103,196
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $19,958   $ 67,138    $19,958   $  67,138
===================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of deficit, consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of June 30, 1998 and December 31, 1997 and the consolidated results of operations and cash flow for the three and six months ended June 30, 1998 and 1997. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

2.  INVENTORIES

                                                                       June 30     December 31
                                                                          1998            1997
----------------------------------------------------------------------------------------------
Precious metals  --  bullion                                           $14,638         $14,882
                 --  in-process                                          8,753           9,792
Materials and supplies                                                  15,551          16,494
----------------------------------------------------------------------------------------------
                                                                       $38,942         $41,168
==============================================================================================

3.  PROPERTY, PLANT AND EQUIPMENT
Plant and equipment                                                    June 30     December 31
                                                                          1998            1997
----------------------------------------------------------------------------------------------
Cost                                                                  $664,228        $672,062
Less accumulated depreciation                                          446,370         433,114
----------------------------------------------------------------------------------------------
                                                                      $217,858        $238,948
==============================================================================================

Mining properties                                                      June 30     December 31
                                                                          1998            1997
----------------------------------------------------------------------------------------------
Producing mines' acquisition, exploration & development costs         $268,780        $266,081
Less accumulated amortization                                          208,136         198,912
----------------------------------------------------------------------------------------------
                                                                        60,644          67,169
Development properties' acquisition, exploration & development costs    24,915          24,787
Deferred mining costs                                                   16,974          15,864
----------------------------------------------------------------------------------------------
                                                                      $102,533        $107,820
==============================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



4.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                                           Financings        Deferred Income
                                                                ---------------------  ---------------------
                                                                 June 30  December 31   June 30  December 31
                                                                    1998         1997      1998         1997
------------------------------------------------------------------------------------------------------------
Gold loans                                                       $14,502      $18,637   $ 4,892      $ 6,481
Currency loans                                                    41,036       43,640        --           --
Capital securities (note 5)                                        4,615        4,247        --           --
Repurchase of gold and silver forward contracts                       --           --    56,452       48,991
Repurchase of forward currency exchange contracts                     --           --     5,995        5,995
Deferred gain on restructuring of capital securities swap
 (note 9)                                                             --           --     1,073           --
Other                                                                 --           --        --          702
------------------------------------------------------------------------------------------------------------
                                                                  60,153       66,524    68,412       62,169
Less current portion                                              14,379       14,779    10,416        7,461
------------------------------------------------------------------------------------------------------------
                                                                 $45,774      $51,745   $57,996      $54,708
============================================================================================================

5.  CAPITAL SECURITIES

On March 27, 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. In 1997, the Company swapped a portion of its capital security interest obligation for a gold delivery commitment. Under the agreement, in 2002 the Company would have delivered 291,358 ounces of gold and would have received $100.0 million, a price of $343 per ounce of gold. The agreement reduced the Company's effective interest rate on the capital securities to a fixed rate of 4.24% plus the floating gold lease rate, or 6.03%. In the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in a conversion of the swap ounces into forward sales commitments (note 9). Following the restructuring, the effective interest rate on the capital securities reverted to 11%, or 12% compounded semi-annually during a period of interest deferral.

The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. In March 1998, the Company exercised its right to defer its April 1998 interest payment to holders of the capital securities until gold prices improve. The deferred interest accrued at June 30, 1998, totaling $6.2 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



6.  INTEREST AND OTHER

                                                                 Three months ended         Six months ended
                                                                            June 30                  June 30
                                                                   1998        1997        1998         1997
------------------------------------------------------------------------------------------------------------
Interest income                                                 $   (93)     $ (973)     $ (182)    $ (2,118)
Interest expense                                                  1,086         957       3,529        4,145
Interest capitalized                                                 --        (523)         --         (523)
Gain on sale of investment in Santa Elina                        (6,252)         --      (6,252)          --
(Gain) loss on sale of other share investments                      (95)         --         962           58
Unrealized loss on share investments                                357          --       1,206           --
Gain on sale of plant and equipment                                (134)       (149)     (1,186)        (330)
Gain on sale of interests in mining properties                       --          --      (1,195)          --
Summa litigation accrual                                             --         233          --          633
Other                                                              (292)       (450)      1,733         (129)
------------------------------------------------------------------------------------------------------------
                                                                $(5,423)      $(905)    $(1,385)     $ 1,736
============================================================================================================

Gain on sale of investment in Santa Elina
In 1997, the Company recorded $143.6 million in provisions for impaired assets related to its investment in Santa Elina Mines Corporation ("Santa Elina") which effectively eliminated the carrying value of the investment. In April 1998, the Company sold its investment in Santa Elina, comprised of 58% of Santa Elina's shares and the shareholder loans made by the Company to Santa Elina. As a result of the sale, the Company received $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company has assigned no accounting value. The purchase agreement calls for the Chapada property to be marketed and sold at the earliest opportunity.

(Gain) loss on sale of other share investments
In the first quarter of 1998, the Company sold its investment in the common shares of Ashanti Goldfields Company Ltd. for $2.0 million. A loss of $0.6 million was recognized on the sale. Additionally, the Company received $0.5 million in proceeds and recognized a loss of $0.3 million on the sale of its investment in the preferred shares of Ashanti Goldfields. Additionally, the Company sold its investment in the common shares of Canarc Resource Corp. for $0.4 million. A loss of $0.1 million was recognized on the sale.

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

7.  COMMON SHARES
In the second quarter of 1998, the Company issued 1,237,114 common shares at $3.03 per share to Nationwide Development Corporation in settlement of the Company's remaining obligation to its joint venture partner in the Kingking property.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

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

In accordance with Canadian GAAP, the Company classifies certain components of its capital securities obligation, including portions of accrued interest, within equity on the balance sheet (note 5). Under U.S. GAAP, all amounts related to the capital securities would be classified within liabilities on the balance sheet. As a result, under U.S. GAAP, accounts payable and accrued liabilities would be $3.0 million higher, other long-term obligations would be $6.2 million higher, debt would be $95.4 million higher, and the equity component of the capital securities obligation would be $104.6 million lower.

The effects on the consolidated statement of earnings of the GAAP differences would have been as follows.

                                                                        Three months ended                    Six months ended
                                                                                   June 30                             June 30
                                                                    1998              1997              1998              1997
------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                          $ 2,066          $(20,732)         $ (5,560)         $(37,493)
Recognition of severance expense                                      --                --            (4,980)               --
Unrealized/realized loss on share investments                       (680)               --              (428)               --
Change in market value of foreign exchange contracts              (2,614)           (1,354)           (1,158)           (3,670)
Amortization of mining properties                                    542               (90)            1,033              (135)
Additional interest expense on capital securities                 (3,524)           (2,524)           (6,157)           (2,639)
Amortization of deferred financing on capital securities            (159)             (158)             (317)             (158)
------------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                         $(4,369)         $(24,858)         $(17,567)         $(44,095)
==============================================================================================================================
Loss per share under U.S. GAAP                                    $(0.03)           $(0.18)           $(0.13)           $(0.32)
==============================================================================================================================

The effects on the consolidated balance sheet of the GAAP differences would have been as follows.

                                                       Foreign                      Mining     Santa Elina
                                           Canadian   Exchange         Share    Properties    Acquisition/     Capital       U.S.
June 30, 1998                                  GAAP  Contracts   Investments  Amortization       Write-off  Securities       GAAP
---------------------------------------------------------------------------------------------------------------------------------

Short-term investments                      $ 5,408  $      --     $     135    $       --      $       --   $      --   $  5,543
Long-term investments and other assets       13,548         --            --            --              --       2,375     15,923
Mining properties                           102,533         --            --       (10,493)             --          --     92,040
Accounts payable and accrued liabilities     63,441         --            --            --              --       3,000     66,441
Gold and other financings                    60,153         --            --            --              --      95,385    155,538
Deferred income                              68,412     (5,995)           --            --              --          --     62,417
Other long-term obligations                  49,588      5,292            --            --              --       6,180     61,060
Common shares                               713,343         --            --            --          36,428          --    749,771
Capital securities                          104,565         --            --            --              --    (104,565)        --
Deficit                                     643,037       (703)       (5,748)       10,493          36,428      (2,375)   681,132
Net unrealized loss on  share
 investments                                     --         --         5,613            --              --          --      5,613
Common shareholders' equity                 152,331        703           135       (10,493)             --    (102,190)    40,486
---------------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Effective January 1, 1998, for purposes of preparing U.S. GAAP financial information, the Company adopted U.S. Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," which requires the reporting of all changes in equity during a period from non-owner sources as part of a full set of financial statements. These changes would include foreign currency translation adjustments and activity related to unrealized gains or losses included as a separate component of common shareholders' equity under U.S. GAAP. The following statement of comprehensive loss would be disclosed in accordance with U.S. GAAP.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 1999. The impact of the new standard on the Company's financial information prepared under U.S. GAAP has not yet been determined.

                                                                           Three months ended        Six months ended
                                                                                      June 30                 June 30
                                                                         1998            1997        1998        1997
---------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                              $(4,369)       $(24,858)   $(17,567)   $(44,095)
Other comprehensive income (loss), after a nil income tax effect:
 Foreign currency translation adjustments                              (3,492)           (465)     (2,175)     (1,254)
 Unrealized gain (loss) on share investments:
  Net unrealized holding gain (loss) arising during the period            876         (13,666)        345     (15,074)
  Reclassification adjustment for net (gain) loss recognized in
   earnings                                                               (95)             --         685          58
---------------------------------------------------------------------------------------------------------------------
  Net unrealized gain (loss)                                              781         (13,666)      1,030     (15,016)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                               (2,711)        (14,131)     (1,145)    (16,270)
---------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                    $(7,080)       $(38,989)   $(18,712)   $(60,365)
=====================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                                   June 30        December 31
                                                                      1998               1997
--------------------------------------------------------------------------------------------------
Foreign currency translation                                      $(22,540)          $(20,365)
Net unrealized loss on share investments                            (5,613)            (6,643)
-------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                              $(28,153)          $(27,008)
=================================================================================================

9.  HEDGING ACTIVITIES AND COMMITMENTS
In the first quarter of 1998, the Company received proceeds of $8.7 million on the repurchase of a portion of its outstanding gold forward sales. The repurchased forward sales include 50,000 ounces of gold scheduled for delivery in each of the five years 1998 to 2002 at forward prices of $395 per ounce in 1998 and 1999 and $374 per ounce in years 2000 to 2002, for a total of 250,000 ounces of gold. Additionally, related to the repurchase, the Company eliminated contingent forward sales of up to an additional 75,000 ounces of gold at $400 per ounce in each of the three years 2000 to 2002. These forward sales had been contingent upon the spot gold price reaching various levels above $400 per ounce. This $8.7 million has been deferred and will be recognized in earnings as the formerly hedged production is sold. The deferred gain is scheduled to be recognized in revenue as follows: $1.8 million in 1998, $1.8 million in 1999, $1.7 million in 2000, $1.7 million in 2001, and $1.7 million in 2002.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In the first quarter of 1998, the Company entered into gold forward sales contracts of 270,000 ounces at an average price of $319 per ounce and silver forward sales contracts of 19.0 million ounces at an average price of $6.01 per ounce. These hedge positions are designed to ensure the economic viability of the ore located beneath the unstable portion of the Cove pit wall. The remediation of the Cove pit wall resumed in the second quarter of 1998.

In the second quarter of 1997, the Company swapped a portion of its capital security interest obligation for a commitment to deliver 291,358 ounces of gold in March 2002 at a price of $343 per ounce of gold (note 5). During the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in a conversion of the swap ounces to forward sales commitments, as follows: 57,925 ounces at $379 per ounce in 1998, 175,509 ounces at $379 per ounce in 1999, and 57,925 ounces at $379 per ounce in 2000. Gains realized on the conversion, in the form of forward prices contracted in excess of market, will be deferred and recognized in 2002, when the formerly hedged production is sold.

Shown below are the carrying amounts and unrealized gains or losses on the Company's hedging position at June 30, 1998 and December 31, 1997.

                                                                      June 30, 1998                         December 31, 1997
------------------------------------------------------------------------------------------------------------------------------
                                                      Carrying           Unrealized             Carrying           Unrealized
                                                        Amount           Gain (Loss)              Amount           Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------
Gold loans (note 4)                                    $14,500            $      --              $18,600             $     --
Gold swap on capital securities (note 5)                    --                   --                   --               19,700
Off-balance sheet instruments:
 Gold forward sales                                         --               20,800                   --               10,900
 Silver forward sales                                       --                7,800                   --               (6,000)
 Gold options   -- puts purchased                        1,800                2,700                2,800               11,300
                -- calls sold                               --                                      (700)                 700
 Silver options -- calls sold                           (1,700)              (1,500)              (1,700)              (2,500)
                -- puts sold                            (8,600)              (6,600)                  --                   --
                --calls purchased                        8,600                2,600                   --                   --
 Foreign currency contracts                                 --               (5,300)                  --               (4,100)
 Crude oil contracts                                        --                 (500)                  --                  500
------------------------------------------------------------------------------------------------------------------------------
                                                                            $20,000                                   $30,500
==============================================================================================================================

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             FINANCIAL CONDITION

                                 June 30, 1998
                                (U.S. Dollars)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
During 1997, in response to the decline in the market price of gold, the Company deferred final construction decisions on two planned gold mines, Paredones Amarillos in Mexico and Aquarius in Canada, and deferred further development of the Ulu satellite deposit near the Lupin mine in the Northwest Territories of Canada. In addition, the Company refocused its exploration effort, narrowing it to those projects believed to represent its most promising near-term prospects, principally located near the Company's operating mines and development projects located in the Americas. Further, general and administrative expenditures have been reduced reflecting the downsizing effected in 1997.

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

The Company has protected itself against price declines in 1998 by hedging its entire planned gold production for the remaining two quarters of 1998 at a minimum average price of $337 per ounce, along with 3.9 million ounces of silver at $5.68 per ounce. The gold hedge position includes purchased put options of 150,000 ounces at $310 per ounce, therefore the Company has the ability to realize a gold price greater than the $337 per ounce if the market price of gold exceeds $310 per ounce. In addition, the Company has hedged approximately 330,000 ounces of gold in 1999 at a minimum average price of $363 per ounce and
4.0 million ounces of silver at $5.77 per ounce.

In the first quarter of 1998, the Company entered into gold forward sales contracts of 270,000 ounces at an average price of $319 per ounce and silver forward sales contracts of 19.0 million ounces at an average price of $6.01 per ounce for deliveries in years 1998 to 2001. These hedge positions are designed to ensure the economic viability of the ore located beneath the unstable portion of the Cove pit wall. The remediation of the Cove pit resumed in the second quarter of 1998.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 5 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. In March 1998, the Company exercised its right to defer its April 1998 interest payment.

LIQUIDITY AND CAPITAL RESOURCES
Net cash flows used in operating activities amounted to $0.2 million for the first six months of 1998 compared to $14.6 million for the first six months of 1997. The 1998 results reflect decreased operating costs ($32.0 million), a

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             FINANCIAL CONDITION

                                 June 30, 1998
                                (U.S. Dollars)


decrease in inventory balances in the first six months of 1998 ($3.5 million) compared to an increase in the first six months of 1997 ($10.0 million), decreased cash exploration and development spending ($10.6 million), decreased general and administrative spending ($2.7 million) and higher cash silver prices realized ($2.6 million); partially offset by decreased gold sales volume ($28.9 million), the 1998 payment of severance costs accrued at the end of 1997 ($10.0 million), the payment of legal and closure costs accrued in the third quarter of 1997 related to the provision for impaired assets ($5.3 million), and lower cash gold prices realized ($1.8 million).

Cash used in financing activities was $8.6 million in the first six months of 1998, primarily related to the repayment of gold and currency borrowings.

Net cash provided from investing activities totaled $11.8 million in the first six months of 1998. Included were proceeds from the first quarter 1998 repurchase of a portion of the Company's gold forward sales position ($8.7 million), proceeds on the sale of the Company's investment in Santa Elina ($6.3 million), proceeds on the sale of mining properties, plant and equipment ($3.6 million), and proceeds on the sale of certain share investments ($3.0 million); partially offset by $9.9 million invested in mining properties, plant and equipment.

The Company had $20.0 million in cash and cash equivalents and $5.4 million in short-term investments at June 30, 1998.

At June 30, 1998, the Company's current debt was $14.4 million and its long-term debt was $45.8 million.

The Company had $85 million in unutilized credit facilities at June 30, 1998, of which $32 million was actually available for borrowing in view of the low gold price. Depressed gold prices limit the Company's ability to borrow under its revolving credit facility, which is measured at the end of each quarter. Continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's capacity to borrow under its existing credit facilities. For this reason, the Company and its lenders began discussions in January 1998 aimed at restructuring the terms of its existing credit facilities to provide more borrowing flexibility during extended periods of depressed gold prices. While those discussions continue, the Company's flexibility has increased since January under the existing covenants because of the Company's reduced cost structure, improved operating results and additional hedge position. The Company believes it is currently in compliance in all material respects with the covenants under the credit facility.

In January 1998, the Company received $8.7 million in cash on the repurchase of a portion of its outstanding gold forward sales contracts. At June 30, 1998, the estimated value of the Company's hedge portfolio was $20.0 million.

Most of the Company's hedging transactions have no margin requirements. In some instances, however, mainly for longer term forward sales and options, margin deposits are required when the market value exceeds the contract value by a predetermined amount.

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

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)


FINANCIAL REVIEW
Three month results
The Company reported net earnings of $2.1 million (a $0.01 loss on a per share basis after interest on the capital securities) in the second quarter of 1998, compared to a net loss of $20.7 million ($0.17 per share) in the second quarter of 1997. The 1998 results compared to 1997 reflect decreased operating costs ($13.9 million), proceeds on the sale of the Company's investment in Santa Elina ($6.3 million), decreased exploration and development expenses ($7.3 million), lower depreciation and amortization expense ($3.9 million), reduced general and administrative costs ($1.5 million) and increased silver sales volume and prices realized ($1.7 million); partially offset by decreased volume of gold sales ($10.4 million), and lower gold prices realized ($1.8 million).

Gold production decreased 26% to 140,198 ounces in the second quarter of 1998 compared to 190,397 ounces in the second quarter of 1997. Decreased production was due to the absence of production from the Lupin mine resulting from the January 1998 temporary suspension of operations and lower mill grades and recoveries at McCoy/Cove; partially offset by production from Round Mountain's mill, which began operating at the end of 1997. Silver production increased slightly to 2.1 million ounces in the second quarter of 1998 from 1.9 million ounces in the second quarter of 1997, reflecting increased mill tonnages at McCoy/Cove partially offset by lower mill grades. Quarterly revenues were $65.3 million in the second quarter of 1998 and $75.8 million in the second quarter of 1997.

Cash operating costs were $208 per ounce of gold in the second quarter of 1998, versus $262 in the second quarter of 1997, reflecting the impact of the third quarter 1997 write-down of McCoy/Cove's deferred mining balances, lower reagent consumption and manpower reductions at McCoy/Cove, higher ore grades processed at Kettle River, and the absence in 1998 of the higher-cost Lupin production. Total production costs were $315 per ounce in the second quarter of 1998, versus $379 per ounce in the second quarter of 1997.

Six months results
The Company reported a net loss of $5.6 million ($0.08 per share) in the first six months of 1998 compared to a net loss of $37.5 million ($0.29 per share) in the first six months of 1997. The 1998 results compared to 1997 reflect decreased operating costs ($32.0 million), decreased exploration and development expense ($10.6 million), decreased depreciation and amortization ($10.0 million), proceeds on the sale of the Company's investment in Santa Elina ($6.3 million), increased silver sales volume and prices realized ($4.0 million) and decreased general and administrative expense ($2.7 million); partially offset by decreased volume of gold ounces sold ($29.7 million) and lower gold prices realized ($5.8 million).

Gold production decreased 27% to 273,363 ounces in the first six months of 1998 compared to 373,725 ounces in the first six months of 1997. Decreased production was due to the absence in 1998 of Lupin production and lower mill grades and gold recovery at McCoy/Cove; partially offset by production from Round Mountain's mill, which began operating at the end of 1997. Silver production decreased slightly to 4.3 million ounces in the first six months of 1998 from
4.4 million ounces in the first six months 1997, primarily a result of lower mill grades partially offset by increased mill tonnages. Revenues were $118.2 million in the first six months of 1998 compared to $149.7 million in the first six months of 1997.

Cash operating costs were $208 per ounce of gold in the first six months of 1998 versus $258 per ounce of gold in the first six months of 1997 due to the impact of the third quarter 1997 write-down of McCoy/Cove's deferred mining balances, lower reagent consumption and manpower reductions at McCoy/Cove and the absence in 1998 of the higher-cost Lupin production; partially offset by increased costs at Kettle River due to lower production.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)


The term ounce as used in this Form 10-Q means "troy ounce".

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                     Three months ended          Six months ended
                                                                June 30                   June 30
REVENUE DATA                                          1998         1997         1998         1997
-----------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                       157,277      187,004      275,871      358,236
 Average price realized/ounce - revenue basis   $      338   $      350   $      339   $      360
 Average price realized/ounce - cash basis (1)  $      346   $      346   $      344   $      351
 Average market price/ounce                     $      300   $      343   $      297   $      347
 Revenue (millions of U.S. $)                   $     53.1   $     65.4   $     93.5   $    129.1
 Percentage of total revenue                            81%          86%          79%          86%
Silver
------
 Ounces sold                                     2,184,608    1,922,826    4,200,705    3,859,172
 Average price realized/ounce - revenue basis   $     5.59   $     5.43   $     5.88   $     5.34
 Average price realized/ounce - cash basis (1)  $     5.43   $     5.00   $     5.59   $     4.98
 Average market price/ounce                     $     5.74   $     4.76   $     5.98   $     4.88
 Revenue (millions of U.S. $)                   $     12.2   $     10.4   $     24.7   $     20.6
 Percentage of total revenue                            19%          14%          21%          14%
-----------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)        $     65.3   $     75.8   $    118.2   $    149.7
-----------------------------------------------------------------------------------------------------

(1) Excludes non-cash items effecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

REVENUE VARIANCE ANALYSIS                       Three months ended                 Six months ended
1998 VS. 1997                                              June 30                          June 30
-------------------------------------------------------------------------------------------------------
Lower gold prices                                           $ (1.8)                          $ (5.8)
Higher silver prices                                           0.3                              2.2
Change in volume                                              (9.0)                           (27.9)
-------------------------------------------------------------------------------------------------------
Decrease in revenue                                         $(10.5)                          $(31.5)
-------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)


Production Costs
Production cost data per ounce of gold is set out below.

                                                     Three months ended     Six months ended
PRODUCTION COSTS PER                                            June 30              June 30
OUNCE OF GOLD PRODUCED                                  1998       1997       1998      1997
-----------------------------------------------------------------------------------------------
Direct mining expense                                  $ 213      $ 263     $ 209     $ 260
 Deferred stripping and mine development costs           (10)        (7)       (4)       (5)
 Inventory movements and other                             5          6         3         3
-----------------------------------------------------------------------------------------------
Cash operating costs                                     208        262       208       258
 Royalties                                                12         10        11        10
 Production taxes                                          2          1         2         2
-----------------------------------------------------------------------------------------------
Total cash costs                                         222        273       221       270
 Depreciation                                             59         62        58        63
 Amortization                                             25         34        25        34
 Reclamation and mine closure                              9         10         7        10
-----------------------------------------------------------------------------------------------
Total production costs                                 $ 315      $ 379     $ 311     $ 377
===============================================================================================

Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $208 per ounce of gold in the second quarter of 1998 and $262 in the second quarter of 1997. See "Operations Review".

RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS                              Three months ended                        Six months ended
thousands of U.S. dollars,                                                      June 30                                 June 30
except per ounce amounts                                       1998                1997                1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                   $ 42,433            $ 56,310            $ 75,738            $107,763
Change in finished goods inventory and other                 (4,624)              2,082                (549)              7,017
Co-product cost of silver produced                           (8,648)             (8,508)            (18,329)            (18,359)
-----------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                       $ 29,161            $ 49,884            $ 56,860            $ 96,421
===================================================================================================================================
Gold ounces produced                                        140,198             190,397             273,363             373,725
===================================================================================================================================
Cash operating costs per ounce                             $    208            $    262            $    208            $    258
===================================================================================================================================

Depreciation and amortization decreased in the second quarter of 1998 compared to the second quarter of 1997 due to the impact of the third quarter 1997 write-downs of ore body carrying values at Lupin and Kettle River and reduced depreciation rates at Lupin resulting from the January 1998 temporary suspension of operations.

Exploration and development decreased in the second quarter of 1998 compared to the second quarter of 1997 due to a decreased scope of exploration activities.

General and administrative expenses decreased in the second quarter of 1998 due to the downsizings undertaken in 1997 in response to depressed gold prices.

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

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)


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

OPERATIONS REVIEW
Operating data by mine is set out in the table below.

                                                                    Three months ended                        Six months ended
                                                                               June 30                                 June 30
OPERATING DATA BY MINE                                        1998                1997                1998                1997
------------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  Round Mountain (50%)                                  73,020              64,948             139,087             121,109
 (b)  McCoy/Cove                                            35,591              52,541              75,444             104,827
 (c)  Kettle River                                          31,587              30,304              58,832              68,583
      Lupin                                                     --              42,604                  --              79,206
------------------------------------------------------------------------------------------------------------------------------
Total gold                                                 140,198             190,397             273,363             373,725
==============================================================================================================================

Silver production (ounces)
--------------------------
 (b)  McCoy/Cove                                         2,054,173           1,933,588           4,312,629           4,371,001
------------------------------------------------------------------------------------------------------------------------------
Total silver                                             2,054,173           1,933,588           4,312,629           4,371,001
==============================================================================================================================

Gold production decreased 26% to 140,198 ounces in the second quarter of 1998 compared to 190,397 ounces in the second quarter of 1997. Decreased production was due to the absence of production from Lupin resulting from the January 1998 temporary suspension of operations and lower mill grades and recoveries at McCoy/Cove, partially offset by production from Round Mountain's mill, which began operating at the end of 1997. Silver production increased slightly to 2.1 million ounces in the second quarter of 1998 from 1.9 million ounces in the second quarter of 1997, reflecting increased mill tonnages partially offset by lower mill grades at McCoy/Cove. For the full year 1998, the Company's gold production target is between 500,000 and 520,000 ounces and the silver production target is between 7 and 8 million ounces.

                                                                    Three months ended                        Six months ended
                                                                               June 30                                 June 30
OPERATING DATA BY MINE                                        1998                1997                1998                1997
------------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
----------------------------------------
 (a)  Round Mountain (50%)                                   $ 187               $ 194               $ 190               $ 201
 (b)  McCoy/Cove                                               221                 317                 211                 301
 (c)  Kettle River                                             225                 256                 241                 216
      Lupin                                                     --                 266                  --                 294
------------------------------------------------------------------------------------------------------------------------------
Company average                                              $ 208               $ 262               $ 208               $ 258
==============================================================================================================================

Cash operating costs were $208 per ounce of gold in the second quarter of 1998, compared to $262 in the second quarter of 1997. Based on the results of operations in the first six months of 1998, the Company has revised its original target for consolidated cash operating costs of $245 to $255 per ounce of gold produced for the full year 1998. Cash operating costs are now targeted at $215 to $225 per ounce.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)


(a)  Round Mountain, Nevada (50% owned)

                                                    Three months ended      Six months ended
                                                               June 30               June 30
OPERATING DATA                                          1998      1997       1998       1997
============================================================================================
Gold produced (ounces):
  Heap leached - reusable pad (50%)                   28,238    39,119     58,645     71,064
  Heap leached - dedicated pad (50%)                  31,308    25,829     53,946     50,045
  Milled                                              12,401        --     24,640         --
  Other                                                1,073        --      1,856         --
                                                    --------  --------   --------   --------
  Total (50%)                                         73,020    64,948    139,087    121,109
Ore and waste mined (million tons) (100%)               17.3      18.4       33.4       34.8
Mining cost/ton of ore and waste                    $   0.63  $   0.64   $   0.64   $   0.67
Heap leaching cost/ton of ore                       $   0.60  $   0.57   $   0.63   $   0.62
Milling cost/ton of ore and waste                   $   3.10        --   $   3.50         --
Production cost per ounce of gold produced:
  Direct mining expense                             $    179  $    191   $    186   $    200
  Deferred stripping cost                                  7         6          8          2
  Inventory movements and other                            1        (3)        (4)        (1)
                                                    --------  --------   --------   --------
    Cash operating cost                                  187       194        190        201
  Royalties                                               21        20         19         23
  Production taxes                                         1         3          1          3
                                                    --------  --------   --------   --------
    Total cash cost                                      209       217        210        227
  Depreciation                                            41        36         40         41
  Amortization                                            18        18         18         18
  Reclamation and mine closure                             7         7          7          7
                                                    --------  --------   --------   --------
  Total production costs                            $    275  $    278   $    275   $    293
                                                    --------  --------   --------   --------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                     19,869    28,340     23,118     27,630
  Grade (ounce/ton)                                    0.042     0.035      0.039      0.036
  Recovery rate (%)                                     69.7      83.0       72.0       74.4
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                    128,231   110,154    118,495     99,467
  Grade (ounce/ton)                                    0.010     0.010      0.010      0.010
  Recovery rate (1)
Milled:
  Ore processed (tons/day) (100%)                      8,460        --      7,815         --
  Grade (ounce/ton)                                    0.043        --      0.048         --
  Recovery rate (%)                                     76.2        --       74.5         --
============================================================================================

(1) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.


At 50%-owned Round Mountain in Nevada, the Company's portion of gold production totaled 73,020 ounces in the second quarter of 1998, up 12% from 64,948 ounces a year ago. The increase in production resulted principally from the startup of a new mill late last year to process large quantities of nonoxide ore. The mill produced 24,802 ounces of gold in the second quarter of 1998 (the Company's 50% share, 12,401 ounces).


Round Mountain's cash operating costs were reduced to $187 per ounce of gold produced in the second quarter of 1998, down from $194 a year ago, reflecting improved cost control and more ounces produced under a new mining plan adopted late last year. The new plan optimizes the design of the open pit, eliminating the mining of more

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)

than 250 million tons of waste rock and low-grade, high-cost material over the life of the mine.

Round Mountain expects to meet or exceed its full-year production target of 460,000 to 480,000 ounces of gold (the Company's 50% share, 230,000 to 240,000 ounces). The success of the new mining plan in reducing costs over the first half of 1998 has enabled Round Mountain to significantly lower its cash operating cost target for the full year. The mine's new cash operating cost target for 1998 is $200 to $210 per ounce of gold produced, down from $230 to $240 originally targeted at the beginning of the year.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)

(b)  McCoy/Cove, Nevada (100% owned)

                                                         Three months ended          Six months ended
                                                                    June 30                   June 30
OPERATING DATA                                            1998         1997         1998         1997
=====================================================================================================
Gold produced (ounces):
 Milled                                                 22,459       39,248       47,881       80,142
 Heap leached                                           13,132       13,293       27,563       24,685
                                                    ----------   ----------   ----------   ----------
 Total gold                                             35,591       52,541       75,444      104,827
Silver produced (ounces):
 Milled                                              1,945,022    1,824,003    4,081,171    4,179,586
 Heap leached                                          109,151      109,585      231,458      191,415
                                                    ----------   ----------   ----------   ----------
 Total silver                                        2,054,173    1,933,588    4,312,629    4,371,001
Ore and waste mined (million tons)                        10.9         15.0         18.5         30.5
Mining cost/ton of ore and waste                    $     0.67   $     0.74   $     0.69   $     0.71
Milling cost/ton of ore                             $     5.82   $     9.20   $     6.05   $     8.97
Heap leaching cost/ton of ore                       $     1.55   $     1.67   $     1.56   $     1.66
Production cost per ounce of gold produced:
 Direct mining expense                              $      244   $      330   $      218   $      310
 Deferred stripping cost                                   (30)         (28)         (14)         (19)
 Inventory movements and other                               7           15            7           10
                                                    ----------   ----------   ----------   ----------
  Cash operating cost                                      221          317          211          301
 Royalties                                                   3            3            3            3
 Production taxes                                            3           --            2            1
                                                    ----------   ----------   ----------   ----------
  Total cash cost                                          227          320          216          305
 Depreciation                                               58           79           55           74
 Amortization                                               40           45           39           45
 Reclamation and mine closure                                9           10            8           10
                                                    ----------   ----------   ----------   ----------
  Total production costs                            $      334   $      454   $      318   $      434
                                                    ----------   ----------   ----------   ----------
Average gold-to-silver price ratio (1)                  52.5:1       72.0:1       49.6:1       71.6:1
Milled:
 Ore processed (tons/day)                               12,205        9,565       11,560        9,821
 Gold grade (ounce/ton)                                  0.035        0.057        0.038        0.062
 Silver grade (ounce/ton)                                 2.43         2.98         2.52         3.17
 Gold recovery rate (%)                                   50.4         68.6         53.2         70.3
 Silver recovery rate (%)                                 71.5         71.7         72.8         70.9
Heap leached:
 Ore processed (tons/day)                               12,061       20,512       12,041       19,080
 Gold grade (ounce/ton)                                  0.019        0.014        0.020        0.013
 Silver grade (ounce/ton)                                 0.21         0.25         0.29         0.21
 Recovery rates (2)
=====================================================================================================

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

At McCoy/Cove in Nevada, gold production was 35,591 ounces in the second quarter of 1998, down 32% from 52,541 ounces a year ago, reflecting the planned processing of lower-grade ores. Silver production was 2,054,173 ounces in the second quarter of 1998, up 6% from 1,933,588 ounces a year ago, a function of 28% higher mill throughput levels overcoming lower silver grades processed.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)

Cash operating costs were reduced to $221 per ounce of gold produced in the second quarter of 1998 from $317 per ounce a year ago, in spite of lower ore grades and recoveries. The reduction in the cash operating costs resulted primarily from a series of operating improvements effected in December 1997. These improvements included a 20% reduction in McCoy/Cove's workforce. Additionally, mining was discontinued in the smaller McCoy pit and refocused on mill ounces from the Cove pit, and milling costs were significantly reduced.

Cash operating costs were also positively impacted by the $47.0 million write-down of McCoy/Cove's carrying value in the third quarter of 1997, which reduced deferred mining costs by a like amount over the remaining life of the mine, and also by significantly lower gold prices relative to co-product silver prices. The gold-to-silver price equivalency ratio, which was 52.5:1 in the second quarter of 1998 compared to 72.0:1 in the second quarter of 1997, is used to calculate co-product costs.

Mining resumed at the McCoy pit in March 1998 at lower costs following the completion of optimization studies. Remediation work on the Cove pit began in June 1998.

Because of the cost reductions achieved in the first half of the year, McCoy/Cove has reduced its full-year 1998 cash operating cost target to $220 to $230 per ounce of gold produced, down from $260 to $270 per ounce targeted at the beginning of the year. The mine expects to meet its full-year production targets of 160,000 to 170,000 ounces of gold and 7 to 8 million ounces of silver.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)


(c)  Kettle River, Washington  (100% owned)

                                                    Three months ended    Six months ended
                                                               June 30             June 30
OPERATING DATA                                          1998      1997      1998      1997
==========================================================================================
Gold produced (ounces)                                31,587    30,304    58,832    68,583
Tons of ore mined and milled                         179,586   218,134   371,355   396,309
Mining cost/ton of ore                              $  22.44  $  22.10  $  21.65  $  21.46
Milling cost/ton of ore                             $  10.37  $   9.06  $  10.05  $  10.19
Production cost per ounce of gold produced:
 Direct mining expense                              $    222  $    243  $    240  $    217
 Deferred mine development cost                           --        --        --        --
 Inventory movements and other                             3        13         1        (1)
                                                    --------  --------  --------  --------
  Cash operating cost                                    225       256       241       216
 Royalties                                                14        17        13        14
 Production taxes                                          1         2         1         2
                                                    --------  --------  --------  --------
  Total cash cost                                        240       275       255       232
 Depreciation                                             62        65        67        57
 Amortization                                              5        45         5        45
 Reclamation and mine closure                             12        12        12        12
                                                    --------  --------  --------  --------
  Total production costs                            $    319  $    397  $    339  $    346
                                                    --------  --------  --------  --------
Milled:
 Ore processed (tons/day)                              1,973     2,397     2,040     2,178
 Grade (ounce/ton)                                     0.210     0.162     0.193     0.198
 Recovery rate (%)                                      83.6      85.5      82.1      87.2
==========================================================================================

The Kettle River mine in Washington State produced 31,587 ounces of gold in the second quarter of 1998, compared with 30,304 ounces a year ago. Ore grades were higher, offsetting lower recovery rates and tonnages processed.

Cash operating costs were reduced to $225 per ounce of gold produced in the second quarter of 1998 from $256 a year ago, principally a function of higher ore grades processed.

Results were in line with Kettle River's full-year production and cost targets of 100,000 to 110,000 ounces of gold at a cash operating cost of $240 to $250 per ounce.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)

RECENT DEVELOPMENTS
In January 1998, the Company announced a temporary suspension of operations at the Lupin mine until gold prices improve significantly. As a result of the suspension of operations, approximately 500 employees were terminated. At the end of the first quarter of 1998, the preparation of the mine and facilities to continue in a care and maintenance mode had been substantially completed. The annual care and maintenance costs for Lupin are being expensed as incurred. During the first six months of 1998, the Company incurred $2.5 million in such costs.

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

For the first six months of 1998, in connection with its exploration and development activities, the Company charged $5.8 million against current earnings.

Highlights of the Company's development and exploration programs are outlined below.

Development Properties
At the 100% owned Aquarius gold mine in the Timmins gold district of Ontario, the Company has completed the frozen earth system around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. The Company does not plan to operate the freeze barrier during the period of project deferral. During the first six months of 1998, the Company capitalized $0.7 million related to the completion of the freeze barrier construction and incurred $0.3 million in holding costs related to Aquarius.

At 60% owned Paredones Amarillos, detailed engineering work and limited procurement at the end of 1997 was estimated to be 45% complete. Holding expenditures will include permitting activities, water development and other work required to maintain the integrity of the project and enable development to proceed quickly and smoothly to construction at such time as a final construction decision is made. The Company will expense its share of 1998 holding costs. During the first six months of 1998, the Company capitalized $0.5 million and expensed $0.2 million in holding costs related to Paredones Amarillos.

Other Projects
In 1997, the Company recorded $143.6 million in provisions for impaired assets related to its investment in Santa Elina Mines Corporation ("Santa Elina") which effectively eliminated the carrying value of the investment. In April 1998, the Company sold its investment in Santa Elina, comprised of 58% of Santa Elina's shares and the shareholder loans made by the Company to Santa Elina. As a result of the sale, the Company received $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company has assigned no accounting value. The purchase agreement calls for the Chapada property to be marketed and sold at the earliest opportunity.

                              ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1998
                                (U.S. Dollars)


At the 50% owned Kuranakh project located in the Sakha Republic of the Russian Federation, negotiations progress with the government committee established for defining the terms of the production sharing agreement, which will provide the producer with a fixed life-of-project tax structure in return for a portion of the ounces being delivered to the Russian government.

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

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets, or expectations, for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's principal mines, potential increases in reserves, production, cash flow and profitability, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests or re-commencement or finalization of arrangements with governmental authorities or co-venturers with respect to new projects. Factors that could cause actual results to differ materially include, among others, changes in gold and silver prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies, water availability or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, joint venture relationships, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

                              ECHO BAY MINES LTD.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Alaska-Juneau
During 1994, the U.S. Attorney began an investigation of potential criminal Clean Water Act violations at the Alaska-Juneau property. The investigation was to determine whether the Company unlawfully discharged pollutants from the drainage tunnel without a National Pollution Discharge Elimination System (NPDES) permit. On September 2, 1997, the U.S. Attorney sent a letter stating that "...the United States will not proceed with a criminal prosecution for Federal Clean Water Act violations at this time." While this does not foreclose possible criminal charges at a later date if the Department of Justice finds new information warranting prosecution, as a practical matter, this ends the threat of a criminal action. A civil action could be taken by the EPA.

Other
The Company also is engaged in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

(a)  The Company's Annual General Meeting was held June 11, 1998.


(c)  (1)  Election of Directors


                                                                          Votes Against
Nominee                                                 Votes For           or Withheld
-------                                                 ---------           -----------

John Norman Abell                                      79,148,234             1,162,802
Latham Cawthra Burns                                   79,098,571             1,212,093
Pierre Choquette                                       79,122,460             1,188,204
John Gilray Christy                                    79,160,672             1,149,992
Peter Clarke                                           79,168,487             1,142,177
Robert Leigh Leclerc, Q.C.                             79,183,619             1,127,045
John Frederick McOuat                                  79,140,391             1,170,273
Monica Elizabeth Sloan                                 79,116,689             1,193,975
Richard Geoffrey Pentland Styles                       79,108,335             1,202,329


(c)  (2)  Appointment of Ernst & Young as Auditors of the Company.


                                                                          Votes Against
                                                        Votes For           or Withheld
                                                        ---------           -----------

Appointment of Ernst & Young                           79,510,781              348,232


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27                                  Financial Data Schedule.

(b)  Reports on Form 8-K                         None.

                              ECHO BAY MINES LTD.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ECHO BAY MINES LTD.
                                        --------------------------------------
                                        (Registrant)



August 5, 1998
------------------------------
Date



                                        /s/ Tom S. Q. Yip
                                        -----------------
                                        TOM S. Q. YIP
                                        Vice President, Controller and Principal
                                        Accounting Officer