Form 10-Q
period 1998-09-30
ECHO BAY MINES LTD
filed 1998-11-06
CIK 722080

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________

                Commission File Number 1-8542
                                      --------

                              ECHO BAY MINES LTD.
        ---------------------------------------------------------------
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

                                   Yes     X      No
                                        -------      -------

        Title of Class                  Shares Outstanding as of
        --------------                      October 30, 1998
        Common Shares                   ------------------------
 without nominal or par value                 140,607,145

--------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1. Condensed Financial Statements (Unaudited)........................1

     ITEM 2. Management's Discussion And Analysis Of Financial Condition
              And Results Of Operations.......................................11

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................26

     ITEM 6. Exhibits And Reports On Form 8-K.................................26

SIGNATURE.....................................................................27

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET                                      September 30                 December 31
thousands of U.S. dollars                                               1998                        1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                         $  13,333                   $  16,953
 Short-term investments                                                3,624                      10,325
 Interest and accounts receivable                                      3,063                       5,927
 Inventories (note 2)                                                 42,786                      41,168
 Prepaid expenses and other assets                                     6,470                       5,068
----------------------------------------------------------------------------------------------------------------------------
                                                                      69,276                      79,441

Plant and equipment (note 3)                                         207,850                     238,948
Mining properties (note 3)                                            97,922                     107,820
Long-term investments and other assets                                15,012                       6,558
----------------------------------------------------------------------------------------------------------------------------
                                                                   $ 390,060                   $ 432,767
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $  59,459                   $  82,371
 Income and mining taxes payable                                       2,547                       3,494
 Gold and other financings (note 4)                                   12,602                      14,779
 Deferred income (note 4)                                             12,898                       7,461
----------------------------------------------------------------------------------------------------------------------------
                                                                      87,506                     108,105

Gold and other financings (note 4)                                    43,856                      51,745
Deferred income (note 4)                                              54,284                      54,708
Other long-term obligations                                           52,615                      56,607
Deferred income taxes                                                  7,664                       7,941

Commitments and contingencies (note 9)

Common shareholders' equity:
 Common shares, no par value, unlimited number authorized;
  issued and outstanding - 140,607,145
   (139,370,031 shares in 1997)  (note 7)                            713,343                     709,593
 Capital securities (note 5)                                         107,879                      95,753
 Deficit                                                            (652,126)                   (631,320)
 Foreign currency translation                                        (24,961)                    (20,365)
----------------------------------------------------------------------------------------------------------------------------
                                                                     144,135                     153,661
----------------------------------------------------------------------------------------------------------------------------
                                                                   $ 390,060                   $ 432,767
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF EARNINGS                          Three months ended             Nine months ended
thousands of U.S. dollars,                                     September 30                   September 30
except for per share data                                  1998            1997           1998           1997
-----------------------------------------------------------------------------------------------------------------
Revenue                                                    $ 55,613       $  74,450       $173,814      $ 224,103
-----------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                             34,649          50,242        110,387        158,005
 Royalties                                                    1,959           2,335          5,899          6,653
 Production taxes                                               369             491          1,052          1,153
 Depreciation and amortization                               14,793          20,228         46,111         61,549
 Reclamation and mine closure                                 1,616           2,226          4,803          6,599
 General and administrative                                   1,927           1,955          6,251          8,943
 Exploration and development                                  2,462          11,145          8,244         27,575
 Interest and other (note 6)                                  3,756            (111)         2,371          1,625
 Provision for impaired assets and other charges                 --         312,950             --        315,255
-----------------------------------------------------------------------------------------------------------------
                                                             61,531         401,461        185,118        587,357
-----------------------------------------------------------------------------------------------------------------
Loss before income taxes                                     (5,918)       (327,011)       (11,304)      (363,254)
-----------------------------------------------------------------------------------------------------------------
Income tax expense (recovery):
 Current                                                        105             (68)           279            307
 Deferred                                                        20             582             20          1,457
-----------------------------------------------------------------------------------------------------------------
                                                                125             514            299          1,764
-----------------------------------------------------------------------------------------------------------------

Net loss                                                   $ (6,043)      $(327,525)      $(11,603)     $(365,018)
-----------------------------------------------------------------------------------------------------------------

Net loss attributable to common shareholders               $ (9,089)      $(329,017)      $(20,806)     $(369,149)
-----------------------------------------------------------------------------------------------------------------

Loss per share                                             $  (0.06)      $   (2.36)      $  (0.15)     $   (2.65)
-----------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding (thousands)   140,607         139,370        139,909        139,366
-----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT                                             Three months ended        Nine months ended
OF DEFICIT                                                            September 30              September 30
thousands of U.S. dollars                                          1998         1997         1998         1997
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $(643,037)   $(245,230)   $(631,320)   $(201,931)
Net loss                                                            (6,043)    (327,525)     (11,603)    (365,018)
Interest on capital securities, net of nil tax effect (note 5)      (3,046)      (1,492)      (9,203)      (4,131)
Issue costs related to capital securities (note 5)                      --           --           --       (3,167)
-----------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $(652,126)   $(574,247)   $(652,126)   $(574,247)
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                    Three months ended      Nine months ended
OF CASH FLOW                                                 September 30           September 30
thousands of U.S. dollars                                  1998        1997       1998        1997
----------------------------------------------------------------------------------------------------

CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
 Net cash flows provided from (used in) operating
  activities                                              $ 4,435    $(14,328)  $  5,277   $ (28,944)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Debt repayments                                           (4,999)     (4,706)   (13,327)   (127,585)
 Capital securities issued, net of issuance costs (note 5)     --          --         --      96,700
 Common share issues, net of issuance costs                    --          --         --          60
 Other                                                       (112)     (2,174)      (338)       (185)
----------------------------------------------------------------------------------------------------
                                                           (5,111)     (6,880)   (13,665)    (31,010)
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                    (7,061)    (41,581)   (16,927)    (91,546)
 Proceeds on repurchase of the Company's
   -  gold and silver forward sales (note 9)                   --          --      8,673      54,963
   -  gold swap                                                --          --         --       8,107
   -  foreign exchange contracts                               --          --         --       5,995
 Short-term investments                                        --          --      3,018
 Long-term investments and other assets                      (117)     (6,749)      (570)    (23,266)
 Proceeds on sale of investment in Santa Elina (note 6)        --          --      6,252          --
 Proceeds on the sale of plant and equipment (note 6)         734       1,155      3,184       1,319
 Proceeds on the sale of mining properties (note 6)            --          --      1,195          --
 Proceeds on sale of long-term investments                     --       7,894         --       7,894
 Other                                                        495        (739)       (57)       (798)
----------------------------------------------------------------------------------------------------
                                                           (5,949)    (40,020)     4,768     (37,332)
----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (6,625)    (61,228)    (3,620)    (97,286)
Cash and cash equivalents, beginning of period             19,958      67,138     16,953     103,196
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $13,333    $  5,910   $ 13,333   $   5,910
----------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1. GENERAL
In the opinion of management, the accompanying unaudited consolidated statement of earnings, consolidated statement of deficit, consolidated balance sheet and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of September 30, 1998 and December 31, 1997 and the consolidated results of operations and cash flow for the three and nine months ended September 30, 1998 and 1997. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

2. INVENTORIES

                                                                            September 30                December 31
                                                                                1998                       1997
--------------------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                                   $18,859                    $14,882
                 --  in-process                                                  8,857                      9,792
Materials and supplies                                                          15,070                     16,494
--------------------------------------------------------------------------------------------------------------------------
                                                                               $42,786                    $41,168
--------------------------------------------------------------------------------------------------------------------------

3. PROPERTY, PLANT AND EQUIPMENT
Plant and equipment                                                         September 30                December 31
                                                                                1998                       1997
--------------------------------------------------------------------------------------------------------------------------
Cost                                                                          $661,133                   $672,062
Less accumulated depreciation                                                  453,283                    433,114
--------------------------------------------------------------------------------------------------------------------------
                                                                              $207,850                   $238,948
--------------------------------------------------------------------------------------------------------------------------

Mining properties                                                           September 30                December 31
                                                                                1998                       1997
--------------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition, exploration & development costs                 $269,142                   $266,081
Less accumulated amortization                                                  213,045                    198,912
--------------------------------------------------------------------------------------------------------------------------
                                                                                56,097                     67,169
Development properties' acquisition, exploration & development costs            24,462                     24,787
Deferred mining costs                                                           17,363                     15,864
--------------------------------------------------------------------------------------------------------------------------
                                                                              $ 97,922                   $107,820
--------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


4. GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                                  Financings                       Deferred Income
                                                      ----------------------------------  ---------------------------------
                                                         September 30      December 31       September 30      December 31
                                                             1998              1997              1998              1997
---------------------------------------------------------------------------------------------------------------------------
Gold loans                                                    $10,942           $18,637           $ 3,453           $ 6,481
Currency loans                                                 41,035            43,640                --                --
Capital securities (note 5)                                     4,481             4,247                --                --
Repurchase of gold and silver forward contracts                    --                --            54,075            48,991
Repurchase of forward currency exchange contracts                  --                --             5,995             5,995
Deferred gain on restructuring of capital securities
 swap (note 9)                                                     --                --             3,215                --
Deferred gain on accelerated delivery of gold
 loan                                                              --                --               444                --
Other                                                              --                --                --               702
---------------------------------------------------------------------------------------------------------------------------
                                                               56,458            66,524            67,182            62,169
Less current portion                                           12,602            14,779            12,898             7,461
---------------------------------------------------------------------------------------------------------------------------
                                                              $43,856           $51,745           $54,284           $54,708
---------------------------------------------------------------------------------------------------------------------------

At September 30, 1998, a 25,657 ounce term loan and a $26.0 million currency loan were outstanding under a gold loan agreement. Under the agreement, the aggregate gold and currency commitment must be repaid quarterly at a specified principal amount in dollars and/or the equivalent number of ounces valued at the original gold loan price of $349.40 per ounce. The gold loan was restructured in 1996, resulting in a restructured gold loan price of $387.50 per ounce. In the third quarter of 1998, in response to depressed gold prices, the Company opted to accelerate its repayment of gold ounces and decelerate its repayment of the currency loan from the original repayment schedule. The difference between the restructured gold loan price of $387.50 per ounce and the spot price on the repayment date for these accelerated ounces will be deferred and recognized in earnings in accordance with the original repayment schedule.

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

The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. The Company has exercised its right to defer both the April 1998 and the October 1998 interest payments to holders of the capital securities until gold prices improve. The deferred interest accrued at September 30, 1998, totaling $12.4 million, has been classified within the equity component of

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

6. INTEREST AND OTHER

                                                                   Three months ended    Nine months ended
                                                                      September 30         September 30
                                                                     1998       1997      1998      1997
----------------------------------------------------------------------------------------------------------
Interest income                                                      $  (60)    $(293)  $  (242)   $(2,411)
Interest expense                                                      1,055       701     4,584      4,846
Interest capitalized                                                     --        --        --       (523)
Gain on sale of investment in Santa Elina                                --        --    (6,252)        --
(Gain) loss on sale of other share investments                           --      (468)      962       (410)
Unrealized loss on share investments                                  1,608        --     2,814         --
Gain on sale of plant and equipment                                    (175)     (281)   (1,361)      (611)
Gain on sale of interests in mining properties                           --        --    (1,195)        --
Summa litigation accrual                                                 --        --        --        633
Other                                                                 1,328       230     3,061        101
----------------------------------------------------------------------------------------------------------
                                                                     $3,756     $(111)  $ 2,371    $ 1,625
----------------------------------------------------------------------------------------------------------

Gain on sale of investment in Santa Elina

In 1997, the Company recorded $143.6 million in provisions for impaired assets related to its investment in Santa Elina Mines Corporation ("Santa Elina") which effectively eliminated the carrying value of the investment. In April 1998, the Company sold its investment in Santa Elina, comprised of 58% of Santa Elina's common shares and the shareholder loans made by the Company to Santa Elina. As a result of the sale, the Company received $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company has assigned no book value. The purchase agreement calls for the Chapada property to be marketed and sold at the earliest opportunity.


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

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

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

In accordance with Canadian GAAP, the Company classifies certain components of its capital securities obligation, including portions of accrued interest, within equity on the balance sheet (note 5). Under U.S. GAAP, all amounts related to the capital securities would be classified within liabilities on the balance sheet. As a result, under U.S. GAAP, other long-term obligations would be $12.4 million higher, debt would be $95.5 million higher, and the equity component of the capital securities obligation would be $107.9 million lower.

The effects on the consolidated statement of earnings of the GAAP differences would have been as follows.

                                                                    Three months ended                  Nine months ended
                                                                       September 30                        September 30
                                                                  1998              1997              1998              1997
------------------------------------------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                                     $(6,043)        $(327,525)         $(11,603)        $(365,018)
Recognition of severance expense                                      --                --            (4,980)               --
Unrealized/realized loss on share investments                      1,608             1,158             1,180             1,158
Change in market value of foreign exchange contracts              (1,487)             (246)           (2,645)           (3,916)
Amortization of mining properties                                    436              (868)            1,469            (1,003)
Equity component of interest on capital securities                (3,046)           (1,492)           (9,203)           (4,131)
Amortization of deferred financing on capital securities            (158)             (158)             (475)             (317)
Write-down of Santa Elina properties, (net of income tax
 benefit of $35.5 million)                                            --           (36,428)               --           (36,428)
------------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                         $(8,690)        $(365,559)         $(26,257)        $(409,655)
------------------------------------------------------------------------------------------------------------------------------
Loss per share under U.S. GAAP                                   $ (0.06)        $   (2.62)         $  (0.19)        $   (2.94)
------------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The effects on the consolidated balance sheet of the GAAP differences would have been as follows.

                                                                    Mining
                                         Foreign                  Properties   Santa Elina
                              Canadian   Exchange      Share        Amorti-    Acquisition/    Capital      U.S.
September 30, 1998              GAAP    Contracts   Investments     zation      Write-off    Securities     GAAP
------------------------------------------------------------------------------------------------------------------
Long-term investments and
 other assets                 $ 15,012  $      --       $    --     $     --       $     --   $   2,217   $ 17,229
Mining properties               97,922         --            --      (10,057)            --          --     87,865
Gold and other financings       56,458         --            --           --             --      95,519    151,977
Deferred income                 67,182     (5,995)           --           --             --          --     61,187
Other long-term obligations     52,615      6,779            --           --             --      12,360     71,754
Common shares                  713,343         --            --           --         36,428          --    749,771
Capital securities             107,879         --            --           --             --    (107,879)        --
Deficit                        652,126        784        (7,356)      10,057         36,428      (2,217)   689,822
Net unrealized loss on share
 investments                        --         --         7,349           --             --          --      7,349
Common shareholders' equity    144,135       (784)            7      (10,057)            --    (105,662)    27,639
------------------------------------------------------------------------------------------------------------------

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

                                                                            Three months ended         Nine months ended
                                                                               September 30               September 30
                                                                          1998            1997          1998        1997
---------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                $ (8,690)      $(365,559)     $(26,257)   $(409,655)
Other comprehensive income (loss), after a nil income tax effect:
 Foreign currency translation adjustments                                 (2,421)           (350)       (4,596)      (1,604)
 Unrealized gain/loss on share investments:
  Net unrealized holding loss arising during the period                   (1,736)         (4,437)         (706)     (19,453)
  Reclassification adjustment for net loss recognized in
   earnings                                                                   --          14,015           685       14,073
---------------------------------------------------------------------------------------------------------------------------
  Net unrealized income (loss)                                            (1,736)          9,578           (21)      (5,380)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                         (4,157)          9,228        (4,617)      (6,984)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                      $(12,847)      $(356,331)     $(30,874)   $(416,639)
---------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted




Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.


                                               September 30         December 31
                                                   1998                1997
--------------------------------------------------------------------------------
Foreign currency translation                     $(24,961)             $(20,365)
Net unrealized loss on share investments           (7,349)               (6,643)
--------------------------------------------------------------------------------
Accumulated other comprehensive loss             $(32,310)             $(27,008)
--------------------------------------------------------------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 1999. The impact of the new standard on the Company's financial information prepared under U.S. GAAP has not yet been determined.

9. HEDGING ACTIVITIES AND COMMITMENTS

In the third quarter of 1998, relating to outstanding gold and currency borrowings under a gold loan agreement, the Company opted to accelerate its repayment of gold ounces and decelerate its repayment of the currency loan from the original repayment schedule (note 4). The difference between the restructured gold loan price and the spot price on the repayment date for these accelerated ounces will be deferred and recognized in earnings in accordance with the original repayment schedule.

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

In the second quarter of 1997, the Company swapped a portion of its capital security interest obligation for a commitment to deliver 291,358 ounces of gold in March 2002 at a price of $343 per ounce of gold (note 5). During the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in a conversion of the swap ounces to forward sales commitments, as follows: 57,925 ounces at $379 per ounce in 1998, 175,509 ounces at $379 per ounce in 1999, and 57,925 ounces at $379 per ounce in 2000. Gains realized on the conversion, in the form of forward prices contracted in excess of market, will be deferred and recognized in 2002, when the formerly hedged production is sold. Revenue will be deferred related to the restructuring as follows: $4.3 million in 1998, $13.0 million in 1999, $4.3 million in 2000. The total deferral of $21.6 million will be recognized in revenue in 2002.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Shown below are the carrying amounts and unrealized gains or losses on the Company's hedging position at September 30, 1998 and December 31, 1997.

                                                       September 30, 1998                         December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                 Carrying            Unrealized            Carrying            Unrealized
                                                  Amount             Gain (Loss)            Amount             Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------------
Gold loans (note 4)                              $ 10,900              $    --              $18,600              $    --
Gold swap on capital securities (note 5)               --                   --                   --               19,700
Off-balance sheet instruments:
 Gold forward sales                                    --               22,000                   --               10,900
 Silver forward sales                                  --               14,200                   --               (6,000)
 Gold options   -- puts purchased                   1,600                1,300                2,800               11,300
                -- calls sold                          --                   --                 (700)                 700
 Silver options -- calls sold                      (1,700)                (700)              (1,700)              (2,500)
                -- puts sold                      (10,800)              (6,600)                  --                   --
                -- calls purchased                 10,800                1,500                   --                   --
 Foreign currency contracts                            --               (6,800)                  --               (4,100)
 Crude oil contracts                                   --                 (200)                  --                  500
-----------------------------------------------------------------------------------------------------------------------------
                                                                       $24,700                                   $30,500
-----------------------------------------------------------------------------------------------------------------------------

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1998
                                (U.S. dollars)

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

In January 1998, following further declines in the market price of gold, the Company temporarily suspended operations at the Lupin mine pending a significant improvement in the market price of gold.

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

The Company has protected itself against gold price declines in 1998 through its hedge portfolio, which will ensure a minimum average cash price realized of $341 per ounce for planned 1998 gold production. At September 30, 1998, the gold hedge position includes purchased put options of 75,000 ounces at $310 per ounce, therefore the Company has the ability to realize a gold price greater than the $341 per ounce if the market price of gold exceeds $310 per ounce. In addition, the Company has hedged approximately 430,000 ounces of gold in 1999 at a minimum average cash price of $348 per ounce and 4.0 million ounces of silver at $5.77 per ounce. The 1999 gold hedge position includes purchased put options of 158,400 ounces at $304 per ounce, therefore the Company has the ability to realize a gold price greater than the $348 per ounce if the market price of gold exceeds $304 per ounce.

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

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 5 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. The Company has exercised its right to defer both the April 1998 and the October 1998 interest payments.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1998
                                (U.S. dollars)


LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided from operating activities amounted to $5.3 million for the first nine months of 1998 compared to net cash flows used in operating activities of $28.9 million for the first nine months of 1997. The 1998 results reflect decreased operating costs ($47.6 million), decreased cash exploration and development spending ($18.9 million), a decrease in inventory balances in the first nine months of 1998 ($0.7 million) compared to an increase in the first nine months of 1997 ($12.1 million), timing differences in operating assets and liabilities ($3.4 million), higher cash silver prices realized ($3.2 million), and decreased general and administrative spending ($2.7 million); partially offset by decreased gold and silver sales volume ($38.7 million), the 1998 payment of severance costs accrued at the end of 1997 ($10.8 million), the payment of legal and closure costs accrued in the third quarter of 1997 related to the provision for impaired assets ($6.1 million), and lower cash gold prices realized ($1.8 million).

Cash used in financing activities was $13.7 million in the first nine months of 1998, primarily related to the repayment of gold and currency borrowings.

Net cash provided from investing activities totaled $4.8 million in the first nine months of 1998. Included were proceeds from the first quarter 1998 repurchase of a portion of the Company's gold forward sales position ($8.7 million), proceeds on the sale of the Company's investment in Santa Elina ($6.3 million), proceeds on the sale of mining properties, plant and equipment ($4.4 million), and proceeds on the sale of certain share investments ($3.0 million); partially offset by $16.9 million invested in mining properties, plant and equipment.

The Company had $13.3 million in cash and cash equivalents and $3.6 million in short-term investments at September 30, 1998.

At September 30, 1998, the Company's total debt was $56.5 million, of which $12.6 million was current.

The Company had $85 million in unutilized credit facilities at September 30, 1998, of which $25 million was actually available for borrowing in view of the low gold price. Depressed gold prices limit the Company's ability to borrow under its revolving credit facility, which is measured at the end of each quarter. Continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's capacity to borrow under its existing credit facilities. The Company and its lenders began discussions in January 1998 aimed at restructuring the terms of its existing credit facilities to provide more borrowing flexibility during extended periods of depressed gold prices. These discussions have since discontinued as the Company's flexibility has increased under the existing covenants as a result of the Company's reduced cost structure, improved operating results and additional hedge position. The Company believes it is currently in compliance in all material respects with the covenants under the credit facility.

In January 1998, the Company received $8.7 million in cash on the repurchase of a portion of its outstanding gold forward sales contracts. At September 30, 1998, the estimated value of the Company's hedge portfolio was $25 million.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1998
                                (U.S. dollars)

For the full year 1998, the Company expects to incur $13 million in capital expenditures, of which $11 million has been incurred in the first nine months of 1998. The Company will rely on its operating cash flow to fund the remainder of its planned 1998 capital expenditures. The Company continues to carefully monitor its discretionary spending in view of the current low gold price environment and the cost structure at the Company's operating mines.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)

FINANCIAL REVIEW
Three month results

The Company reported a net loss of $6.0 million ($0.06 per share) in the third quarter of 1998, compared to a net loss of $327.5 million ($2.36 per share) in the third quarter of 1997. The 1998 results compared to 1997 reflect the third quarter 1997 provision for impaired assets and other charges ($313.0 million), decreased cost of sales ($15.6 million), decreased exploration and development expense ($8.7 million), decreased depreciation and amortization ($5.4 million), and increased silver prices realized ($2.4 million); partially offset by decreased gold and silver sales volume ($12.6 million), and decreased gold prices realized ($8.7 million).

Gold production decreased 16% to 148,563 ounces in the third quarter of 1998 compared to 177,502 ounces in the third quarter of 1997. Decreased production was due to the absence of production from the Lupin mine resulting from the January 1998 temporary suspension of operations and lower mill grades at Kettle River; partially offset by increased mill tonnages at McCoy/Cove and production from Round Mountain's mill, which began operating at the end of 1997. Silver production decreased to 2.0 million ounces in the third quarter of 1998 from 3.3 million ounces in the third quarter of 1997, reflecting decreased mill grades partially offset by increased mill tonnages. Quarterly revenues were $55.6 million in the third quarter of 1998 compared to $74.5 million in the third quarter of 1997.

Cash operating costs were $202 per ounce of gold in the third quarter of 1998, versus $251 in the third quarter of 1997, reflecting the impact of the third quarter 1997 write-down of McCoy/Cove's deferred mining balances, lower reagent consumption and manpower reductions at McCoy/Cove, lower stripping costs at Round Mountain, and the absence in 1998 of the higher-cost Lupin production, partially offset by increased costs at Kettle River due to lower production. Total production costs were $310 per ounce in the third quarter of 1998, versus $365 per ounce in the third quarter of 1997.

Nine months results

The Company reported a net loss of $11.6 million ($0.15 per share) in the first nine months of 1998 compared to a net loss of $365.0 million ($2.65 per share) in the first nine months of 1997. The 1998 results compared to 1997 reflect the third quarter 1997 provision for impaired assets and other charges ($315.3 million), decreased cost of sales ($47.6 million), decreased exploration and development expense ($19.3 million), decreased depreciation and amortization ($15.4 million) and increased silver prices realized ($4.9 million); partially offset by decreased sales volumes ($40.9 million) and decreased gold prices realized ($14.3 million).

Gold production decreased 23% to 421,926 ounces in the first nine months of 1998 compared to 551,227 ounces in the first nine months of 1997. Decreased production was due to the absence in 1998 of Lupin production and lower mill grades and gold recovery at McCoy/Cove; partially offset by production from Round Mountain's mill, which began operating at the end of 1997. Silver production decreased to 6.3 million ounces in the first nine months of 1998 from
7.6 million ounces in the first nine months 1997, primarily a result of decreased mill grades. Revenues were $173.8 million in the first nine months of 1998 compared to $224.1 million in the first nine months of 1997.

Cash operating costs were $206 per ounce of gold in the first nine months of 1998, versus $256 per ounce of gold in the first nine months of 1997, due to the impact of the third quarter 1997 write-down of McCoy/Cove deferred mining balances, lower reagent consumption and manpower reductions at McCoy/Cove, lower costs at Round Mountain due to higher production, and the absence in 1998 of the higher-cost Lupin production; partially offset by increased costs at Kettle River due to lower production.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)


The term ounce as used in this Form 10-Q means "troy ounce".

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                   Three months ended        Nine months ended
                                                      September 30              September 30
REVENUE DATA                                       1998         1997         1998         1997
-------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                       140,044      156,862      415,915      515,098
 Average price realized/ounce - revenue basis   $      318   $      380   $      332   $      366
 Average price realized/ounce - cash basis /1/  $      338   $      337   $      342   $      347
 Average market price/ounce                     $      289   $      324   $      294   $      342
 Revenue (millions of U.S. $)                   $     44.5   $     59.7   $    138.0   $    188.7
 Percentage of total revenue                            80%          80%          79%          84%
Silver
------
 Ounces sold                                     1,681,081    2,893,077    5,881,786    6,752,249
 Average price realized/ounce - revenue basis   $     6.59   $     5.11   $     6.08   $     5.24
 Average price realized/ounce - cash basis /1/  $     5.18   $     4.84   $     5.47   $     4.92
 Average market price/ounce                     $     5.22   $     4.41   $     5.73   $     4.77
 Revenue (millions of U.S. $)                   $     11.1   $     14.8   $     35.8   $     35.4
 Percentage of total revenue                            20%          20%          21%          16%
-------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)        $     55.6   $     74.5   $    173.8   $    224.1
-------------------------------------------------------------------------------------------------

/1/ Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

REVENUE VARIANCE ANALYSIS                 Three months ended   Nine months ended
1998 VS. 1997                                September 30         September 30
--------------------------------------------------------------------------------
Lower gold prices                               $    (8.7)            $   (14.3)
Higher silver prices                                  2.4                   4.9
Change in volume                                    (12.6)                (40.9)
--------------------------------------------------------------------------------
Decrease in revenue                             $   (18.9)            $   (50.3)
--------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)

Production Costs
Production cost data per ounce of gold is set out below.

                                                     Three months ended    Nine months ended
PRODUCTION COSTS PER                                    September 30         September 30
OUNCE OF GOLD PRODUCED                                1998       1997       1998       1997
--------------------------------------------------------------------------------------------
Direct mining expense                                  $ 204      $ 248      $ 208     $ 256
 Deferred stripping and mine development costs            (2)         4         (3)       (2)
 Inventory movements and other                            --         (1)         1         2
--------------------------------------------------------------------------------------------
Cash operating costs                                     202        251        206       256
 Royalties                                                11         11         11        10
 Production taxes                                          2          2          2         2
--------------------------------------------------------------------------------------------
Total cash costs                                         215        264        219       268
 Depreciation                                             59         57         60        61
 Amortization                                             27         34         26        34
 Reclamation and mine closure                              9         10         10        10
--------------------------------------------------------------------------------------------
Total production costs                                 $ 310      $ 365      $ 315     $ 373
--------------------------------------------------------------------------------------------

Expenses

Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $202 per ounce of gold in the third quarter of 1998 and $251 in the third quarter of 1997. See "Operations Review".

RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS                        Three months ended                      Nine months ended
thousands of U.S. dollars,                                        September 30                            September 30
except per ounce amounts                                     1998                1997                1998                1997
-------------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                   $ 34,649            $ 50,242            $110,387            $158,005
Change in finished goods inventory and other                  2,536               6,645               2,068              14,138
Co-product cost of silver produced                           (7,175)            (12,334)            (25,538)            (31,029)
-------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                       $ 30,010            $ 44,553            $ 86,917            $141,114
-------------------------------------------------------------------------------------------------------------------------------
Gold ounces produced                                        148,563             177,502             421,926             551,227
-------------------------------------------------------------------------------------------------------------------------------
Cash operating costs per ounce                             $    202            $    251            $    206            $    256
-------------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization decreased in the third quarter of 1998 compared to the third quarter of 1997 due to the impact of the third quarter 1997 write-downs of ore body carrying values at Lupin and Kettle River and reduced depreciation rates at Lupin resulting from the January 1998 temporary suspension of operations.

Exploration and development decreased in the third quarter of 1998 compared to the third quarter of 1997 due to a decreased scope of exploration activities.

General and administrative expenses decreased in the third quarter of 1998 due to the downsizings undertaken in 1997 in response to depressed gold prices.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)

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

OPERATIONS REVIEW
Operating data by mine is set out below.

                                                          Three months ended                      Nine months ended
                                                             September 30                            September 30
OPERATING DATA BY MINE                                 1998                1997                1998                1997
------------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  Round Mountain (50%)                              69,143              62,803             208,230             183,912
 (b)  McCoy/Cove                                        50,057              39,073             125,501             143,900
 (c)  Kettle River                                      29,363              33,554              88,195             102,137
      Lupin                                                 --              42,072                  --             121,278
------------------------------------------------------------------------------------------------------------------------------
Total gold                                             148,563             177,502             421,926             551,227
------------------------------------------------------------------------------------------------------------------------------

Silver production (ounces)
--------------------------
 (b)  McCoy/Cove                                     1,993,141           3,271,677           6,305,770           7,642,678
------------------------------------------------------------------------------------------------------------------------------
Total silver                                         1,993,141           3,271,677           6,305,770           7,642,678
------------------------------------------------------------------------------------------------------------------------------

Gold production decreased 16% to 148,563 ounces in the third quarter of 1998 compared to 177,502 ounces in the third quarter of 1997. Decreased production was due to the absence of production from the Lupin mine resulting from the January 1998 temporary suspension of operations and lower mill grades at Kettle River; partially offset by increased mill tonnages at McCoy/Cove and production from Round Mountain's mill, which began operating at the end of 1997. Silver production decreased to 2.0 million ounces in the third quarter of 1998 from 3.3 million ounces in the third quarter of 1997, reflecting decreased mill grades partially offset by increased mill tonnages. For the full year 1998, the Company's gold production target is between 500,000 and 520,000 ounces and the silver production target is between 7 and 8 million ounces.

                                                          Three months ended                      Nine months ended
                                                             September 30                            September 30
OPERATING DATA BY MINE                                 1998                1997                1998                1997
------------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
----------------------------------------
 (a)  Round Mountain                                     $ 186               $ 212               $ 189               $ 205
 (b)  McCoy/Cove                                           201                 270                 208                 291
 (c)  Kettle River                                         241                 218                 241                 217
      Lupin                                                 --                 296                  --                 294
------------------------------------------------------------------------------------------------------------------------------
Company average                                          $ 202               $ 251               $ 206               $ 256
------------------------------------------------------------------------------------------------------------------------------

Cash operating costs were $202 per ounce of gold in the third quarter of 1998, compared to $251 in the third quarter of 1997. In July 1998, the Company revised its targeted consolidated cash operating costs to $215 to $225 per ounce of gold produced for the full year 1998. Based on the results of operations in the first nine months of 1998, the Company expects that its full year 1998 results will fall in the lower end of this range.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)


(a)  Round Mountain, Nevada (50% owned)

                                                    Three months ended    Nine months ended
                                                       September 30          September 30
OPERATING DATA                                        1998       1997      1998       1997
--------------------------------------------------------------------------------------------
Gold produced (ounces):
  Heap leached - reusable pad (50%)                   18,400     33,591    77,045    104,655
  Heap leached - dedicated pad (50%)                  36,336     26,573    90,282     76,618
  Milled (50%)                                        12,962         --    37,602         --
  Other (50%)                                          1,445      2,639     3,301      2,639
                                                     -------   --------  --------   --------
  Total (50%)                                         69,143     62,803   208,230    183,912
Ore and waste mined (million tons) (100%)               18.6       18.9      52.1       53.6
Mining cost/ton of ore and waste                     $  0.66   $   0.66  $   0.65   $   0.67
Heap leaching cost/ton of ore                        $  0.89   $   0.64  $   0.70   $   0.63
Milling cost/ton of ore                              $  3.25         --  $   3.42         --
Production cost per ounce of gold produced:
  Direct mining expense                              $   199        205  $    190   $    202
  Deferred stripping cost                                 (7)         6         3          5
  Inventory movements and other                           (6)         1        (4)        (2)
                                                     -------   --------  --------   --------
   Cash operating cost                                   186        212       189        205
  Royalties                                               20         24        20         23
  Production taxes                                         2          7         2          4
                                                     -------   --------  --------   --------
   Total cash cost                                       208        243       211        232
  Depreciation                                            44         33        42         38
  Amortization                                            17         18        18         18
  Reclamation and mine closure                             7          7         7          7
                                                     -------   --------  --------   --------
   Total production costs                            $   276   $    301  $    278   $    295
                                                     -------   --------  --------   --------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                     16,167     26,185    20,801     27,145
  Grade (ounce/ton)                                    0.032      0.032     0.037      0.035
  Recovery rate (%)                                     61.6       80.9      69.6       76.2
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                     88,297    101,209   108,429    100,052
  Grade (ounce/ton)                                    0.010      0.010     0.010      0.010
  Recovery rate /1/
Milled:
  Ore processed (tons/day) (100%)                      8,055         --     7,895         --
  Grade (ounce/ton)                                    0.044         --     0.047         --
  Recovery rate (%)                                     79.4         --      76.6         --
--------------------------------------------------------------------------------------------

/1/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

At the 50%-owned Round Mountain mine in Nevada, the Company's share of gold production rose by 10% to 69,143 ounces in the third quarter of 1998 from 62,803 ounces in the third quarter of 1997. Cash operating costs decreased by 12% to $186 per ounce of gold produced in the third quarter of 1998 from $212 a year ago.

The results for the third quarter of 1998 reflect the addition of 12,962 production ounces (the Company's 50% share) from the new mill. Completed in September 1997, the mill was built to process large quantities of non-oxide ores that are uneconomic to process by heap leaching.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)

Gold production from the dedicated heap leach pad increased by 37% in the third quarter of 1998 from a year ago. The tons treated during the third quarter of 1998 from the reusable pad off-load stockpiles experienced higher-than-normal recoveries.

Some areas of the Round Mountain ore body contain more waste than others. As a result, during certain periods fewer tons of ore are available to be loaded on both the dedicated and the reusable heap leach pads, which affects production in future periods. During the third quarter of 1998, the mine entered a period of increased waste removal relative to the mining of ore. Slightly lower production and slightly higher unit costs are therefore anticipated through the latter half of 1999.

Round Mountain expects to meet or exceed its full-year 1998 production target of 460,000 to 480,000 ounces of gold (the Company's 50% share, 230,000 to 240,000 ounces). In July 1998, increased production, cost reductions and the benefits of its 1997 revised mine plan allowed Round Mountain to lower its anticipated cash operating cost target for the full year 1998 to $200 to $210 per ounce of gold produced, down $30 per ounce from its initial target of $230 to $240 per ounce.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)


(b) McCoy/Cove, Nevada (100% owned)

                                                      Three months ended        Nine months ended
                                                         September 30              September 30
OPERATING DATA                                         1998        1997         1998         1997
----------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                 36,504      25,564       84,385      105,706
 Heap leached                                           13,553      13,509       41,116       38,194
                                                    ----------  ----------   ----------   ----------
 Total gold                                             50,057      39,073      125,501      143,900
Silver produced (ounces):
 Milled                                              1,907,457   3,174,066    5,988,628    7,353,652
 Heap leached                                           85,684      97,611      317,142      289,026
                                                    ----------  ----------   ----------   ----------
 Total silver                                        1,993,141   3,271,677    6,305,770    7,642,678
Ore and waste mined (million tons)                        12.2        12.2         30.7         42.7
Mining cost/ton of ore and waste                    $     0.68  $     0.79   $     0.69   $     0.73
Milling cost/ton of ore                             $     5.74  $     9.08   $     5.94   $     9.01
Heap leaching cost/ton of ore                       $     1.90  $     1.69   $     1.67   $     1.67
Production cost per ounce of gold produced:
 Direct mining expense                              $      198  $      275   $      211   $      298
 Deferred stripping cost                                    --          (2)          (9)         (12)
 Inventory movements and other                               3          (3)           6            5
                                                    ----------  ----------   ----------   ----------
   Cash operating cost                                     201         270          208          291
 Royalties                                                   3           3            3            3
 Production taxes                                            2          --            2            1
                                                    ----------  ----------   ----------   ----------
   Total cash cost                                         206         273          213          295
 Depreciation                                               50          67           54           72
 Amortization                                               42          45           40           45
 Reclamation and mine closure                                9          10            9           10
                                                    ----------  ----------   ----------   ----------
   Total production costs                           $      307  $      395   $      316   $      422
                                                    ----------  ----------   ----------   ----------
Average gold-to-silver price ratio /1/                  55.8:1      71.7:1       51.4:1       71.6:1
Milled:
 Ore processed (tons/day)                               12,675       8,332       11,932        9,324
 Gold grade (ounce/ton)                                  0.054       0.065        0.044        0.063
 Silver grade (ounce/ton)                                 2.95        6.74         2.67         4.23
 Gold recovery rate (%)                                   63.0        59.9         57.4         67.1
 Silver recovery rate (%)                                 66.3        71.0         70.3         70.9
Heap leached:
 Ore processed (tons/day)                               11,255      17,567       11,779       18,576
 Gold grade (ounce/ton)                                  0.021       0.024        0.020        0.016
 Silver grade (ounce/ton)                                 0.23        0.36         0.27         0.26
 Recovery rates /2/
----------------------------------------------------------------------------------------------------

/1/ To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.
/2/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the McCoy/Cove mine, the gold recovery rate is estimated at 68% for crushed ore and 48% for uncrushed, run-of-mine ore, while the silver recovery rate is estimated at 35% for crushed ore and 10% for uncrushed, run-of-mine ore.

At the McCoy/Cove mine in Nevada, third quarter 1998 gold production was up by 28% to 50,057 ounces, compared to 39,073 ounces in the third quarter of 1997, reflecting increased tonnages of ore milled to compensate for lower gold grades processed. Silver production was 2.0 million ounces in the third quarter of 1998, compared with 3.3 million ounces in the same period of last year, when the mill was treating mostly

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)


carbonaceous ore with significantly higher silver grades. Increased mill throughput in the third quarter of 1998 only partially offset a 56% drop in silver grade.

Despite lower gold and silver grades, cash operating costs were reduced by $69 per ounce in the third quarter of 1998, to $201 per ounce produced this year from $270 in the third quarter of 1997. McCoy/Cove continues to be aggressive with its cost-reduction programs, which include operating with fewer people, reducing reagent consumption, and lowering outside service expenses by utilizing site employees for these programs. In the third quarter of 1998, these programs contributed to a decrease in mining costs to $0.68 per ton of material mined from $0.79 per ton a year ago and milling costs to $5.74 per ton from $9.08 per ton last year. Cash operating costs have also benefited from the third quarter 1997 write-down of deferred mining expenses and from a lower gold to silver equivalency ratio.

During the third quarter of 1998, McCoy/Cove removed approximately 4.4 million tons of waste rock from a portion of the Cove pit wall that failed in 1996.
This waste rock removal program, slated to continue into through the second quarter of 1999, will allow access to ore containing an estimated 400,000 ounces of gold and 22 million ounces of silver located directly beneath this portion of the pit wall. Unusually high silver prices allowed the Company to proceed with this initiative by selling approximately 19 million ounces of silver at $6.01 per ounce in the first quarter of 1998 for delivery in 1998 to 2001. These forward sales, when combined with the Company's forward sales of gold for the same period, provide a revenue stream that helps to fund the waste removal and to guarantee an acceptable return for the ounces under this portion of the pit wall.

McCoy/Cove reduced its full-year 1998 cash operating target at the end of the second quarter 1998 by $40 per ounce, to $220 to $230 from $260 to $270 per ounce produced. This reflects the cost reductions and operational improvements at the site. The mine expects to meet or exceed its full-year production targets of 160,000 to 170,000 ounces of gold and 7 to 8 million ounces of silver.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)


(c)  Kettle River, Washington  (100% owned)

                                                    Three months ended    Nine months ended
                                                       September 30         September 30
OPERATING DATA                                        1998      1997       1998      1997
-------------------------------------------------------------------------------------------
Gold produced (ounces)                                29,363    33,554     88,195   102,137
Tons of ore mined                                    171,932   204,833    537,442   587,897
Mining cost/ton of ore                              $  22.30  $  20.95   $  21.86  $  21.30
Milling cost/ton of ore                             $  11.76  $  11.18   $  10.61  $  10.50
Production cost per ounce of gold produced:
 Direct mining expense                              $    233  $    229   $    237  $    221
 Deferred mine development cost                           --        --         --        --
 Inventory movements and other                             8       (11)         4        (4)
                                                    --------  --------   --------  --------
   Cash operating cost                                   241       218        241       217
 Royalties                                                11        17         12        15
 Production taxes                                          1         2          1         2
                                                    --------  --------   --------  --------
   Total cash cost                                       253       237        254       234
 Depreciation                                             86        60         73        58
 Amortization                                              5        45          5        45
 Reclamation and mine closure                             12        12         12        12
                                                    --------  --------   --------  --------
   Total production costs                           $    356  $    354   $    344  $    349
                                                    --------  --------   --------  --------
Milled:
 Ore processed (tons/day)                              1,983     2,034      2,021     2,130
 Tons of ore milled                                  180,452   185,137    551,807   581,446
 Grade (ounce/ton)                                     0.193     0.216      0.193     0.217
 Recovery rate (%)                                      84.1      83.8       82.8      86.1
-------------------------------------------------------------------------------------------

At Kettle River in the state of Washington, gold production was 29,363 ounces in the third quarter of 1998, down 12% from 33,554 ounces in the third quarter of 1997, a function of lower-grade ores being milled as planned. As a result, cash operating costs increased to $241 per ounce of gold produced in the third quarter of 1998 from $218 in the third quarter of 1997.

As deeper levels are mined in both the Lamefoot and K-2 deposits, gold production is expected to continue to decline gradually, and cash operating costs are expected to rise gradually. For the full year 1998, Kettle River is on track to meet its targets of 100,000 to 110,000 ounces of production at a cost of $240 to $250 per ounce produced.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)


RECENT DEVELOPMENTS

In January 1998, the Company announced a temporary suspension of operations at the Lupin mine until gold prices improve significantly. As a result of the suspension of operations, approximately 500 employees were terminated. At the end of the first quarter of 1998, the preparation of the mine and facilities to continue in a care and maintenance mode had been substantially completed. The annual care and maintenance costs for Lupin are being expensed as incurred. During the first nine months of 1998, the Company incurred $3.2 million in such costs.

The Company has completed an initial study reviewing the feasibility of re-commencing operations at Lupin. The study encompassed a review of mining methodology, operational practices and organizational structure with a view to reducing costs and maintaining the high level of safety achieved over the first fifteen years of operations. Under the proposed plan, the installation of an internal hoisting system enhances the economics of mining at levels lower than the current crushing and hoisting system will allow. Additionally, under the new plan, mining and processing rates would be reduced to 1,800 tons per day from the previous level of 2,100 tons per day, resulting in planned production of 150,000 ounces per year compared to 165,300 ounces achieved in 1997. Revised work schedules, coupled with a streamlining of the organizational structure, would reduce labor costs. The study estimates that under the proposed plan costs over the life of the mine would average between $245 to $255 per ounce of gold compared to $284 per ounce of gold for the full year 1997. Work will continue to address other areas for optimization. Recommissioning of the Lupin mine will only be undertaken when the Company can secure a satisfactory cash margin over the cash operating costs. The Company has retained an independent third party to undertake a review and analysis of the Lupin re-engineering study. This review is expected to be completed in the fourth quarter of 1998.

In 1997, the Company deferred final construction decisions on its two planned gold mines, Paredones Amarillos in Mexico and Aquarius in Canada, and deferred further development of the Ulu deposit in Canada. During 1998, development holding costs for these projects are being expensed as incurred.

The Company has refocused its search for new gold reserves and production. The Company's exploration program is now concentrated on those projects believed to represent the most promising near-term prospects in its portfolio, principally those located in the Americas where the Company already has extensive gold mining infrastructure.

For the first nine months of 1998, in connection with its exploration and development activities, the Company charged $4.3 million against current earnings.

Highlights of the Company's development and exploration programs are outlined below.

Development Properties

At the 100% owned Aquarius gold mine in the Timmins gold district of Ontario, the Company has completed the construction of the frozen earth system around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. The Company does not plan to operate the freeze barrier during the period of project deferral. During the first nine months of 1998, the Company capitalized $0.7 million related to the completion of the freeze barrier construction and expensed $0.4 million in holding costs related to Aquarius.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)


At 60% owned Paredones Amarillos, detailed engineering work and limited procurement at the end of 1997 was estimated to be 45% complete. Holding expenditures will include permitting activities, water development and other work required to maintain the integrity of the project and enable development to proceed quickly and smoothly to construction at such time as a final construction decision is made. The Company is expensing its share of 1998 holding costs. During the first nine months of 1998, the Company capitalized $0.5 million and expensed $0.3 million in holding costs related to Paredones Amarillos.

Other Projects

In 1997, the Company recorded $143.6 million in provisions for impaired assets related to its investment in Santa Elina Mines Corporation ("Santa Elina") which effectively eliminated the carrying value of the investment. In April 1998, the Company sold its investment in Santa Elina, comprised of 58% of Santa Elina's common shares and the shareholder loans made by the Company to Santa Elina. As a result of the sale, the Company received $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company has assigned no accounting value. The purchase agreement calls for the Chapada property to be marketed and sold at the earliest opportunity.

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

Year 2000 Issue

In 1997, the Company completed an assessment of the year 2000 issue and is currently in the process of performing modifications or upgrades to portions of its software to address the issue. To date, the modifications the Company believes are required to the financial systems are 80% complete. The assessment of the operating systems is ongoing. The Company believes that following the completion of the planned modifications and upgrades, the year 2000 issue will not result in any significant impact on its operations or its computer systems.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1998
                                (U.S. dollars)

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27                              Financial Data Schedule.

(b) Reports on Form 8-K                     Filed on September 22, 1998, related
                                            to the deferral of the October 1998
                                            interest payment on the capital
                                            securities.

                                            Filed on November 5, 1998, regarding
                                            the Second Supplemental Indenture
                                            dated September 15, 1998 relating to
                                            the capital securities.

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



November 6, 1998
----------------
Date



                                        /s/ Tom S. Q. Yip
                                        -----------------
                                        TOM S. Q. YIP
                                        Vice President, Controller and Principal
                                        Accounting Officer