Form 10-K405
period 1998-12-31
ECHO BAY MINES LTD
filed 1999-02-25
CIK 722080

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from___________to_____________

                        Commission File Number  1-8542
                                                ------

                              ECHO BAY MINES LTD.
            (Exact name of registrant as specified in its charter)

Incorporated under the laws of Canada                    None
-------------------------------------              ---------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

Suite 1000, 6400 S. Fiddlers Green Circle            80111-4957
             Englewood, CO                           ----------
         --------------------                        (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (303) 714-8600
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange
      Title of each class                              on which registered
      -------------------                              -------------------
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

                          Yes   X    No  _________
                              ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting securities held by non-affiliates of the registrant at February 19, 1999.......................  U.S.$264,341,433
                                                               ----------------

Number of common shares outstanding as of February 19, 1999..       140,607,145
                                                               ----------------
================================================================================

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                          PART I
ITEMS 1 AND 2-BUSINESS AND PROPERTIES.....................................................................    1
   INTRODUCTION...........................................................................................    1
   OPERATIONS SUMMARY.....................................................................................    1
    Gold and Silver Production............................................................................    1
    Production Costs......................................................................................    2
    Revenue...............................................................................................    3
   RESERVES...............................................................................................    4
    Change in Proven and Probable Reserves................................................................    5
   OTHER MINERALIZATION...................................................................................    6
   CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
   SECURITIES LITIGATION REFORM ACT OF 1995...............................................................    7
   ROUND MOUNTAIN.........................................................................................    8
    Geology and Ore Reserves..............................................................................    9
    Mining and Processing.................................................................................   10
   MCCOY/COVE.............................................................................................   12
    Geology and Ore Reserves..............................................................................   14
    Mining and Processing.................................................................................   14
   KETTLE RIVER...........................................................................................   16
    Geology and Ore Reserves..............................................................................   17
    Mining and Processing.................................................................................   17
   LUPIN..................................................................................................   19
    Geology and Ore Reserves..............................................................................   20
    Mining and Processing.................................................................................   21
    Supplies, Utilities and Transportation................................................................   21
    Water Supply and Waste Disposal.......................................................................   22
   DEVELOPMENT PROGRAMS...................................................................................   23
    Aquarius..............................................................................................   23
    Paredones Amarillos...................................................................................   24
   OTHER PROJECTS.........................................................................................   26
    Kuranakh..............................................................................................   26
    Kingking..............................................................................................   26
    Santa Elina...........................................................................................   27
   EXPLORATION............................................................................................   27
   ALASKA-JUNEAU..........................................................................................   27
   SUNNYSIDE..............................................................................................   28
   OTHER..................................................................................................   28
    Precious Metal Sales and Hedging Activities...........................................................   28
    Governmental and Environmental Regulation.............................................................   29
    Employees.............................................................................................   33
    Executive Officers of the Registrant..................................................................   34
    Mining Risks and Insurance............................................................................   35
    Supplies, Utilities and Transportation................................................................   35
    Waste Disposal........................................................................................   35
    Royalties.............................................................................................   35
    History of the Company................................................................................   36
   RISK FACTORS...........................................................................................   37
    Recent Losses.........................................................................................   37

    Liquidity and Capital Resources.......................................................................   37
    Gold and Silver Prices................................................................................   38
    Estimation of Asset Carrying Values...................................................................   38
    Uncertainty of Reserve and Other Mineralization Estimates.............................................   39
    Mining and Processing.................................................................................   39
    Mine Development Risks................................................................................   40
    Exploration Risks.....................................................................................   40
    Mining Risks and Insurance............................................................................   41
    Governmental Regulation...............................................................................   41
    Risk of International Operations......................................................................   42
    Title to Properties...................................................................................   42
    Inflation and Currency Risks..........................................................................   43
    Year 2000 Risks.......................................................................................   43
   GLOSSARY...............................................................................................   44
   GOLD PRICES............................................................................................   48
   SILVER PRICES..........................................................................................   48
   EXCHANGE RATES.........................................................................................   48
   CONVERSION TABLE.......................................................................................   48
   MINE PROCESSING........................................................................................   49

ITEM 3-LEGAL PROCEEDINGS..................................................................................   52
   ALASKA-JUNEAU..........................................................................................   52
   OTHER..................................................................................................   52

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................   52

                                    PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS..........................   53
   MARKET INFORMATION.....................................................................................   53
   DIVIDENDS..............................................................................................   53
   CERTAIN TAX MATTERS....................................................................................   54
    United States Federal Income Tax Considerations.......................................................   54
    Canadian Federal Income Tax Considerations............................................................   55

ITEM 6-SELECTED FINANCIAL DATA............................................................................   56

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   58
   SUMMARY................................................................................................   58
   RESULTS OF OPERATIONS..................................................................................   58
    Revenue...............................................................................................   58
    Gold and Silver Hedging...............................................................................   59
    Operating Costs.......................................................................................   59
    Royalties.............................................................................................   59
    Production Taxes......................................................................................   59
    Depreciation and Amortization.........................................................................   60
    Reclamation and Mine Closure..........................................................................   60
    General and Administrative............................................................................   60
    Exploration and Development...........................................................................   60
    Interest and Other....................................................................................   60

    Provision for Impaired Assets and Other Charges.......................................................   61
    Income Tax Expense....................................................................................   61
   LIQUIDITY AND CAPITAL RESOURCES........................................................................   61
   COMMITMENTS AND CONTINGENCIES..........................................................................   62
   IMPACT OF YEAR 2000....................................................................................   63

ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK........................................   64

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................   66
   INDEX TO FINANCIAL STATEMENTS..........................................................................   66

QUARTERLY FINANCIAL HIGHLIGHTS............................................................................   99

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............   99

                                   PART III

ITEM 10-DIRECTORS OF THE REGISTRANT.......................................................................   99

ITEM 11-EXECUTIVE COMPENSATION............................................................................   99

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................   99

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................   99

                                    PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
   REPORTS ON FORM 8-K....................................................................................  100

SIGNATURES................................................................................................  103

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

The Company mines, processes and explores for gold. The Company also produces a significant amount of silver at its McCoy/Cove mine in Nevada. In 1998, the Company had three operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; and Kettle River in Washington, USA. All are 100% owned except for Round Mountain, which is 50% owned.

The Company's operations in 1998 were, and will continue to be, materially affected by the price of gold, which declined from $369 per ounce at year end 1996 to $290 per ounce at year end 1997, and averaged $294 per ounce in 1998. In 1997, in view of the drop in the gold price, the Company deferred final construction decisions on its two planned gold mines, Aquarius in Canada and Paredones Amarillos in Mexico. See "Development Programs-Aquarius" and "- Paredones Amarillos." In January 1998, the Company temporarily suspended operations at its 100% owned Lupin mine in the Nunavut Settlement Area of the Northwest Territories, Canada. See "Lupin."

The Company's exploration efforts focus on projects principally located in North America where the Company already has an extensive gold mining infrastructure.

In 1998, the Company produced a total of 536,438 ounces of gold at an average cash operating cost of $208 per ounce. 1998 silver production was 9,412,823 ounces. In 1998, the Company reported a net loss of $20.1 million on revenues of $232.2 million. At December 31, 1998, the Company had 6.8 million ounces of gold reserves and 38.8 million ounces of silver reserves.

In 1999, the Company expects to produce from 455,000 to 475,000 ounces of gold at an average cash operating cost of $235 to $245 per ounce and between 7 and 8 million ounces of silver. For a general identification of risk factors involved in the Company's business, see "Cautionary 'Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995" and "Risk Factors."

OPERATIONS SUMMARY
Gold and Silver Production
--------------------------
Gold and silver production for the last three years is provided below.

GOLD PRODUCTION (OUNCES)                                                   1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                                    255,252             238,840             205,487
McCoy/Cove                                                              167,494             187,034             271,731
Kettle River                                                            113,692             129,866             124,910
Lupin                                                                        --             165,335             166,791
-----------------------------------------------------------------------------------------------------------------------
Total gold                                                              536,438             721,075             768,919
=======================================================================================================================
Percentage increase (decrease) from prior year                            (25.6%)              (6.2%)               1.9%
=======================================================================================================================

SILVER PRODUCTION (OUNCES)                                                 1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                                      9,412,823          11,021,708           7,102,348
-----------------------------------------------------------------------------------------------------------------------
Percentage increase (decrease) from prior year                            (14.6%)              55.2%              (40.3%)
=======================================================================================================================

Production Costs
----------------

PRODUCTION COSTS PER OUNCE OF GOLD PRODUCED                                1998                1997                1996
------------------------------------------------------------------------------------------------------------------------
  Direct mining expense                                                $    209             $   251               $ 262
  Deferred stripping and mine development costs                              (1)                 (3)                 (9)
  Inventory movements and other                                              --                   1                   1
-----------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                        208                 249                 254
  Royalties                                                                  11                   9                  11
  Production taxes                                                            2                   1                   3
-----------------------------------------------------------------------------------------------------------------------
Total cash costs                                                            221                 259                 268
  Depreciation                                                               62                  58                  64
  Amortization                                                               25                  32                  34
  Reclamation and mine closure                                                9                  10                   7
-----------------------------------------------------------------------------------------------------------------------
Total production costs                                                 $    317             $   359               $ 373
=======================================================================================================================
Percentage increase (decrease) from prior year                            (11.7%)              (3.8%)               7.8%
=======================================================================================================================

CASH OPERATING COSTS PER OUNCE OF GOLD PRODUCED                            1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------
Round Mountain                                                         $    198             $   207               $ 221
McCoy/Cove                                                                  203                 271                 271
Kettle River                                                                244                 227                 201
Lupin                                                                        --                 284                 299
-----------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                                  $    208             $   249               $ 254
=======================================================================================================================
Percentage increase (decrease) from prior year                            (16.5%)              (2.0%)              10.9%
=======================================================================================================================

In 1998, the average cash operating cost per ounce was $208 compared with $249 in 1997 and $254 in 1996. Cash operating costs per ounce were lower in 1998 reflecting the third quarter 1997 write-down of deferred mining balances (mining costs incurred in prior periods ratably charged to future production ounces), lower reagent consumption and manpower reductions at McCoy/Cove, lower costs due to higher production and due to the 1997 change in mine plan at Round Mountain, and the absence in 1998 of higher cost Lupin production. These decreases were partially offset by higher costs associated with a full year's mill production at Round Mountain and increased costs at Kettle River due to lower production. Cash operating costs per ounce were lower in 1997 compared with 1996 due to increased dedicated pad tonnage and reusable pad recovery at Round Mountain and reduced maintenance and administrative costs and increased operating efficiencies at Lupin; partially offset by lower mill grades at Kettle River. The Company's consolidated cash operating cost target is $235 to $245 per ounce of gold produced in 1999.

Operating costs include mining and processing costs for gold and silver sold during the year. The most significant of these costs are labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. The cost of transporting personnel and freight to the Lupin mine is also a significant cost for that operation. Operating costs vary with the quantity of gold and silver sold and with the cash operating cost per ounce.
The reconciliation of cash operating costs per ounce to the financial statements for the last three years is provided below.

RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS

Thousands of U.S. dollars, except per ounce amounts                        1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                               $148,769            $213,120            $221,126
Change in finished goods inventory and other                             (1,704)             10,956                  70
Co-product cost of silver produced                                      (35,486)            (44,528)            (25,568)
-----------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                   $111,579            $179,548            $195,628
=======================================================================================================================
Gold ounces produced                                                    536,438             721,075             768,919
=======================================================================================================================
Cash operating costs per ounce                                         $    208            $    249            $    254
=======================================================================================================================

Revenue
-------
The gold and silver ounces sold and other revenue data for the last three years are set out below.

REVENUE DATA

Year ended December 31                                             1998                     1997                     1996
-------------------------------------------------------------------------------------------------------------------------
Gold
----
Ounces sold                                                     553,130                  698,337                  777,512
Average price realized per ounce - revenue basis             $      333              $       362               $      384
Average price realized per ounce - cash basis/(1)/           $      340              $       345               $      390
Average market price per ounce                               $      294              $       332               $      388
Revenue (millions of U.S. dollars)                           $    183.9              $     252.6               $    298.9
Percentage of total revenue                                          79%                      83%                      89%

Silver
------
Ounces sold                                                   8,198,867               10,037,753                7,098,417
Average price realized per ounce - revenue basis             $     5.88              $      5.26               $     5.41
Average price realized per ounce - cash basis/(1)/           $     5.36              $      4.99               $     5.39
Average market price per ounce                               $     5.54              $      4.87               $     5.18
Revenue (millions of U.S. dollars)                           $     48.3              $      52.8               $     38.4
Percentage of total revenue                                          21%                      17%                      11%
-------------------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)                     $    232.2              $     305.4               $    337.3
=========================================================================================================================

/(1)/ Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales volume and prices were:

REVENUE VARIANCES

Thousands of U.S. dollars
Year ended December 31                                            1998                    1997                    1996
----------------------------------------------------------------------------------------------------------------------
Decrease in volume                                            $(62,291)               $(14,501)               $(20,412)
Lower gold prices                                              (16,040)                (15,880)                 (3,002)
Higher (lower) silver prices                                     5,083                  (1,506)                     --
----------------------------------------------------------------------------------------------------------------------
Decrease in total revenue from the previous  year             $(73,248)               $(31,887)               $(23,414)
======================================================================================================================

The decrease in gold revenue from 1997 to 1998 was due to decreased gold sales volume reflecting the absence of production from Lupin and decreased mill grades at McCoy/Cove and Kettle River in 1998, and lower gold prices realized ($333 per ounce in 1998 compared to $362 per ounce in 1997). The decrease in silver revenues from 1997 to 1998 was due to decreased production reflecting lower mill grades, partially offset by higher silver prices realized ($5.88 per ounce in 1998 versus $5.26 per ounce in 1997). The decrease in gold revenue from 1996 to 1997 was primarily due to lower gold prices realized ($362 per ounce in 1997 compared to $384 per ounce in 1996) and lower gold ounces produced at McCoy/Cove resulting from lower mill grades and recoveries, partially offset by increased gold production at Round Mountain resulting from more tons processed. The increase in silver revenues from 1996 to 1997 was due to increased production reflecting higher mill grades, partially offset by lower silver prices realized ($5.26 per ounce in 1997 versus $5.41 per ounce in 1996).

RESERVES
The following table presents ore reserves by property. These reserves were estimated by the Company. A description of each mine follows the "Reserves" and "Other Mineralization" sections. See "Risk Factors" for a discussion of items which could affect the Company's reserve estimates.

------------------------------------------------------------------------------------------------------------
Ore Reserves/(1)/
(thousands, except average grades)
(proven and probable at December 31)

                                                                            1998          1997          1996
                                ------------------------------------------------   -----------   -----------
                                              Average                  Contained     Contained     Contained
                                                grade   Contained    ounces (the   ounces (the   ounces (the
                                              (ounces      ounces      Company's     Company's     Company's
                                   Tons       per ton)     (100%)         share)        share)        share)
                                ----------------------------------------------------------------------------
GOLD
----
MINES:
       Round Mountain           358,597         0.018       6,375          3,188         3,519         4,525
       McCoy/Cove                21,684         0.032         699            699           915         1,183
       Kettle River               1,171         0.202         237            237           339           370
       Lupin/(2)/                 2,018         0.269         543            543           543           443
                                                      ------------------------------------------------------

Total mines                                                 7,854          4,667         5,316         6,521
                                                      ======================================================

DEVELOPMENT PROPERTIES:
       Aquarius                  19,159         0.066       1,263          1,263         1,274         1,277
       Paredones Amarillos       44,717         0.032       1,448            869           889           775
                                                      ------------------------------------------------------

Total development properties                                2,711          2,132         2,163         2,052
                                                      ------------------------------------------------------

Total gold                                                 10,565          6,799         7,479         8,573
                                                      ======================================================

SILVER
------
McCoy/Cove                       21,684         1.790      38,809         38,809        46,525        53,858
                                                      ------------------------------------------------------
Total silver                                               38,809         38,809        46,525        53,858
                                                      ======================================================

/(1)/ The definitions of proven and probable ore are those used in Canada by certain provincial securities regulatory authorities and are set forth in National Policy No. 2-A. The definitions are substantially the same as those applied in the United States by the Securities and Exchange Commission which are based on definitions used by the United States Bureau of Mines and the United States Geological Survey. See "Glossary-Ore Reserves."

/(2)/ In January 1998, the Company temporarily suspended operations at the Lupin mine. See "Lupin."

The Company reports extractable (minable) ore reserves. Reserves do not reflect recovery losses in the milling or heap leaching processes, but do include allowance for dilution of ore in the mining process.

Ore reserves were estimated based on a gold price of $325 per ounce at December 31, 1998 ($350 per ounce at December 31, 1997 and $375 per ounce at December 31,
1996) and a silver price of $5.75 per ounce at December 31, 1998 ($5.00 per ounce at December 31, 1997 and 1996.) The market price for gold is currently below the level used in estimating reserves at December 31, 1998. If the market price for gold continues at its current level and the Company determines that its reserves should be estimated at a significantly lower gold price than that used at December 31, 1998, there would be a reduction in the amount of gold reserves. For example, the Company estimates that, based on extrapolation of information developed in reserve calculation, but without the same degree of analysis as required for reserve estimation, if the Company's reserves at December 31, 1998 were based on a price of $300 per ounce of gold, reserves at the operating properties would decrease approximately 12% and reserves at the development properties would decrease approximately 17%. If the Company's reserves at December 31, 1998 were estimated at $350 per ounce of gold, reserves at the operating properties would increase approximately 4% and reserves at development properties would increase approximately 2%. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

Change in Proven and Probable Reserves
--------------------------------------
The reconciliation of the change in proven and probable reserves from December 31, 1997 to December 31, 1998 is as follows.

                                                                                 (millions of ounces)
                                                                               Gold               Silver
-------------------------------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 1997                               7.5                 46.5
      Extensions, discoveries and adjustments
       --  McCoy/Cove                                                           0.1                  6.7
       Production /(1)/                                                        (0.8)               (14.7)
       Change in gold and silver price assumptions                               --                  0.3
-------------------------------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 1998                               6.8                 38.8
=============================================================================================================

/(1)/ Production represents previously modeled, in-situ ounces mined during 1998; this amount does not reflect recovery losses from heap leaching and milling.

For further information on ore reserves for specific mines, see the mines' descriptions in "Business and Properties."

OTHER MINERALIZATION
The following table presents other mineralization by property. Other mineralization for producing mines and development properties is generally estimated by the Company.


Other Mineralization/(1)/
(thousands, except average grades) (at December 31)

                                                           1998                       1997                  1996
                               --------------------------------   ------------------------   -------------------
                                              Tons      Average        Tons        Average        Tons   Average
                                  Tons        (the        grade        (the          grade        (the     grade
                                 (100%   Company's      (ounces   Company's        (ounces   Company's   (ounces
                                basis)      share)     per ton)      share)       per ton)      share)  per ton)
                               ---------------------------------------------------------------------------------
GOLD
----
MINES:
Round Mountain                 108,285      54,143        0.015      71,132          0.016      52,958     0.015
McCoy/Cove                         425         425        0.146         635          0.025       1,473     0.029
Kettle River                       188         188        0.223         149          0.174         282     0.181
Lupin (including Ulu)/(2)/       2,194       2,194        0.358       2,194          0.358       3,365     0.310

                               ---------------------------------------------------------------------------------

                               111,092      56,950        0.030      74,110          0.027      58,078     0.033
                               ---------------------------------------------------------------------------------
DEVELOPMENT  AND OTHER
 PROPERTIES/(3)/:
Aquarius                           785         785        0.064         826          0.062          --        --
Paredones Amarillos                342         205        0.020         399          0.018          --        --
Chapada/(4)/                        --          --           --          --             --      56,700     0.012
Kingking/(5)/                       --          --           --          --             --     168,750     0.017
                               ---------------------------------------------------------------------------------

                                 1,127         990        0.055       1,225          0.048     225,450     0.016
                               ---------------------------------------------------------------------------------

Total gold                     112,219      57,940        0.030      75,335          0.027     283,528     0.019
                               =================================================================================

SILVER
------
MINES:
McCoy/Cove                         425         425        6.151         635          0.986       1,473     1.358
                               ---------------------------------------------------------------------------------
Total silver                       425         425        6.151         635          0.986       1,473     1.358
                               =================================================================================

                                              Tons                     Tons                       Tons
                                 Tons         (the      Average        (the        Average        (the   Average
                                 (100%   Company's        grade   Company's          grade   Company's     grade
                                basis)      share)          (%)      share)            (%)      share)       (%)
                               ---------------------------------------------------------------------------------
COPPER
------
OTHER PROPERTIES /(3)/:
Chapada/(4)/                        --          --           --          --             --      56,700      0.43%
Kingking/(5)/                       --          --           --          --             --     168,750      0.47%
                               ---------------------------------------------------------------------------------
Total copper                        --          --           --          --             --     225,450      0.46%
                               =================================================================================

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

/(2)/ In January 1998, the Company temporarily suspended operations at the Lupin mine. See "Lupin."

/(3)/ The Company's construction and production decisions at its development properties is dependent on the issuance of appropriate permits and the ability of the Company to obtain required financing. See "Development Programs."

/(4)/ In 1996, the Company owned an option entitling it to acquire a 50% direct interest in the Chapada property from Santa Elina Mines Corporation. The Company elected not to exercise this option in 1997. The Company owned 51% of the common shares of Santa Elina at year end 1996 and 58% of the common shares at year end 1997. The Company had indirect Chapada interests of 42% in 1996 and 48% in 1997. In 1997, the Company wrote off its entire investment in Santa Elina of $143.6 million. The Company's share of Chapada's other mineralization of 56.7 million tons at average grades of
      0.012 ounces of gold per ton and 0.43% copper was removed from the Company's estimates of other mineralization as of December 31, 1997. See "Other Projects."

/(5)/ In 1997, the Company decided not to proceed with development of its Kingking project and wrote off its entire investment in the project of $50.0 million. The Company's share of Kingking's other mineralization of
      168.8 million tons at average grades of 0.017 ounces of gold per ton and 0.47% copper was removed from the Company's estimates of other mineralization as of December 31, 1997. See "Other Projects."

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated grades and recovery rates, the ability to secure financing, and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold and silver prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, impacts of the year 2000 problem and its effect on critical third party suppliers to the Company's operations, the ability of the Company to complete remediation plans to its information technology and operating systems to address the year 2000 issue, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control.
Readers are cautioned not to put undue reliance on forward-looking statements. See "Risk Factors" for items which could affect forward-looking statements.

ROUND MOUNTAIN

The Company owns an undivided 50% interest in and operates the Round Mountain gold mine, acquired in 1985. Subsidiaries of Case, Pomeroy & Company, Inc. and Homestake Mining Company each own an undivided 25% interest in the mine. Mining equipment, crushing facilities, heap leaching facilities, milling facilities, gold extraction and recovery facilities, administration and maintenance buildings and other equipment are included in the joint venture.

The mine, located 60 miles north of Tonopah in Nye County, Nevada, consists of open-pit mining operations on contiguous patented and unpatented mining claims covering approximately 27,500 acres. The Company has completed all steps currently required under U.S. law to convert the minable land to patented status and has filed application for patents. The patents have not been issued to date and are currently in the process of government review. See "Other-Government Regulation and Environmental Issues."

The following table sets forth operating data for the Round Mountain operation from 1994 through 1998. The Company's share of production is 50% of the ounces shown.

                                            1998       1997       1996        1995        1994
------------------------------------------------------------------------------------------------
Gold produced (ounces)                     510,504    477,680    410,974     344,434     423,504
Mining cost/ton of ore and waste          $   0.66   $   0.65   $   0.69    $   0.61    $   0.53
Heap leaching cost/ton of ore             $   0.74   $   0.61   $   0.80    $   0.65    $   0.66
Milling cost/ton of ore                   $   3.36   $   4.38         --          --          --
Production cost/ounce of gold produced:
   Direct mining expense                  $    209   $    208   $    228    $    218    $    156
   Deferred stripping cost                      (7)         2         (2)        (23)          8
   Inventory movements and other                (4)        (3)        (5)         --          12
                                          --------   --------   --------    --------    --------
        Cash operating cost                    198        207        221         195         176
   Royalties paid                               20         22         32          31          32
   Production taxes                              3          4          4           4           8
                                          --------   --------   --------    --------    --------
       Total cash cost                         221        233        257         230         216
   Depreciation                                 46         39         51          62          51
   Amortization                                 18         18         18          20          20
   Reclamation and mine closure                  7          7          5           5           4
                                          --------   --------   --------    --------    --------
       Total production costs             $    292   $    297   $    331    $    317    $    291
                                          --------   --------   --------    --------    --------
Capital expenditures (millions)/(1)/      $   12.6   $   30.7   $   17.5    $   11.7    $    8.7
Deferred (applied) mining
 expenditures (millions)/(1)/             $    1.7   $   (0.4)  $    0.4    $    4.0    $   (1.7)
Heap leached-reusable pad:
   Ore processed (tons/day)                 18,953     26,608     27,737      22,490      18,980
   Days of operation                           361        359        354         354         355
   Total ore processed (000 tons)            6,842      9,552      9,819       7,961       6,738
   Grade (ounce/ton)                         0.036      0.036      0.036       0.034       0.040
   Recovery rate (%)                          70.6       74.9       66.1        70.9        78.7
   Gold recovered (ounces)                 182,378    268,518    231,420     192,052     216,710
Heap leached-dedicated pad:
   Ore processed (tons/day)                101,892    107,716     87,706      66,197      54,161
   Days of operation                           361        359        354         354         355
   Total ore processed (000 tons)           36,783     38,670     31,048      23,434      19,227
   Grade (ounce/ton)                         0.010      0.010      0.011       0.012       0.014
   Recovery rate (%)                         /(2)/      /(2)/      /(2)/       /(2)/       /(2)/
   Gold recovered (ounces)                 221,396    195,558    167,004     138,700     173,544

                                               1998             1997             1996             1995             1994
-----------------------------------------------------------------------------------------------------------------------------
Milled: /(3)/
   Ore processed (tons/day)                     7,993            n.m.               --               --               --
   Days of operation                              361              63               --               --               --
   Total ore processed (000 tons)               2,885             274               --               --               --
   Gold grade (ounce/ton)                       0.045           0.041               --               --               --
   Gold recovery rate (%)                        77.9            60.0               --               --               --
   Gold recovered (ounces)                     97,686           6,410               --               --               --
High grade ore processed:/(4)/
   Gold recovered (ounces)                      9,044           7,194           12,550           12,244           33,052
Other:
       Gold recovered (ounces)                     --              --               --            1,438              198
-----------------------------------------------------------------------------------------------------------------------------

/(1)/   The Company's 50% share.

/(2)/ For dedicated leach pads, a gold recovery rate cannot be calculated until leaching is complete. The eventual recovery rate is estimated to be approximately 50%.

/(3)/ Construction of an 8,000 ton per day mill to treat higher-grade non-oxidized ore was completed in the fourth quarter of 1997.

/(4)/ A high grade occurrence was discovered April 1992. A small gravity plant was constructed to recover these ounces.

n.m.    Not meaningful.

Geology and Ore Reserves
------------------------

Gold mineralization in the Round Mountain deposit is associated with Tertiary volcanism and Caldera Formation. The deposit is hosted by a thick sequence of rhyolitic ash-flow tuffs deposited on a Paleozoic and Cretaceous basement.

------------------------------------------------------------------------------------------------------------------------------------
                                                        Round Mountain Mine
                                                       Ore Reserves/(1)(2)/
                                                         December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Average grade
                                                               Tonnage               of gold          Gold content/(3)/
                                                          (000's short tons)     (ounces per ton)       (000's ounces)
------------------------------------------------------------------------------------------------------------------------------------
Round Mountain pit                                               232,372              0.021                  4,893
Offloads and heap leach stockpiles/(4)/                          123,407              0.011                  1,367
Mill stockpiles                                                    2,818              0.041                    115
------------------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1998                                   358,597              0.018                  6,375
------------------------------------------------------------------------------------------------------------------------------------

Proven                                                           280,075              0.018                  4,938
Probable                                                          78,522              0.018                  1,437
------------------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1998                                   358,597              0.018                  6,375
------------------------------------------------------------------------------------------------------------------------------------

Total Proven and Probable-1997                                   401,325              0.018                  7,037
------------------------------------------------------------------------------------------------------------------------------------

/(1)/ The Company's share is 50% of the reserves presented.

/(2)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(3)/ Reserves include allowances for dilution in mining but do not reflect losses in the leaching process. The average leach recovery rate for the reusable pad in 1998 was 71%. The eventual average recovery rate for the dedicated pad is estimated to be approximately 50%. The mill recovery rate was 78% in 1998.

/(4)/ The offloads consist of approximately 81 million tons of previously crushed, leached and rinsed ore. The heap leach stockpiles consist of approximately 42 million tons of previously unprocessed ore. Sampling and metallurgical testing conducted in 1994 and 1995 confirmed that this material can be profitably processed on the dedicated leach pads.

The cut-off grades are 0.006 ounce of gold per ton for oxides and 0.010 ounce per ton for non-oxides.

The prospective waste to ore ratio of pit ore is 0.85:1.

Mining and Processing
---------------------

Ore and waste rock was mined at a rate of 195,629 tons per day in 1998 compared to 197,178 tons per day in 1997. All mined material requires drilling and blasting prior to excavation. The open pit mining operation employs three 28-cubic yard electric mining shovels, one 22-cubic yard hydraulic mining shovel, and seventeen 150-ton, thirteen 190-ton and nine 85-ton mechanical haul trucks.

Gold recovery from ore occurs from four independent recovery operations. These include crushed ore (reusable pad) leaching, run-of-mine ore (dedicated pad) leaching, gravity concentration, and the milling of higher grade non-oxidized ore. Beginning in 1993 the Company began processing the lower grade ore on the run-of-mine leach pads.

Heap leaching on the reusable pad is used to recover gold above a cut-off grade of 0.018 ounce per ton. Ore is crushed to less than 3/4 inches at a rate of 30,000 tons per day and conveyed to two parallel 1.5 million square foot asphalt reusable leach pads. This ore is leached for approximately 100 days, rinsed, removed and placed on the dedicated leach pad and releached. Most of the contained gold is released from the reusable pad within the 100 days, but Round Mountain has determined that sufficient gold values remain to justify additional leaching on the low-cost dedicated pad over a period of years. Heap leach production from the reusable pad was 182,378 in 1998 compared to 268,518 in 1997 due to decreased tonnages. In 1998, 18,953 tons of ore per day were processed on the reusable heap leach pad, compared to 26,608 tons per day in 1997. For a general description of Round Mountain's mining and heap-leach recovery process see page 51.

Lower grade oxidized ore (down to a cut-off grade of 0.006 ounce per ton) and ore removed from the reusable leach pad is transported directly to a dedicated run-of-mine leach pad at a rate which averaged 101,892 tons per day in 1998, compared to 107,716 tons per day in 1997. Ore is placed in 50 foot thick layers for leaching. After completion of an initial leaching cycle of approximately 100 days, additional layers of ore are placed until the heap reaches an ultimate height of 300 feet. The dedicated leach pad is constructed in phases as
capacity is needed.   The existing dedicated leach pad covers approximately 16.4 million square feet and has a capacity of approximately 131 million tons. Current mining rates consume approximately 3 to 4 million square feet of dedicated leach pad per year.

Gravity concentration is applied only to very high grade ore containing coarse gold. A 500 ton per day gravity recovery circuit was constructed in 1992 to process ore from a small but very high grade vein excavated within the main Round Mountain ore body. The gravity plant is expected to produce approximately 25,000 ounces in 1999.

In 1997, the joint venture partners implemented a new, optimized pit design which eliminates the mining of lower-grade, higher-cost non-oxidized material. While the new pit design is expected to result in increased cash flows over the life of the mine, it reduced Round Mountain's gold reserves by 1.2 million ounces of gold (the Company's share, 0.6 million ounces). Under the revised plan, mining is expected to be complete in another eight years (assuming no new gold discoveries) plus four years of stockpile processing.

Construction of an 8,000 ton per day mill to treat higher-grade non-oxidized ore was completed in 1997, at a total cost of $64 million (the Company's share, $32 million). The mill processed approximately 2.9 million tons in 1998, its first full year of operations. The facility recovers up to 75 to 85% of the gold contained in non-oxidized ores by employing gravity concentration and cyanide leaching.

In 1999, Round Mountain is expected to produce about 5% to 10% less gold than 1998's production of 510,504 ounces (the Company's share, 255,252 ounces) reflecting expected lower ore tons in 1999 due to higher waste removal. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

MCCOY/COVE

The McCoy/Cove property commenced production in April 1986 as an open pit heap leaching operation. The McCoy mine and surrounding property, which was purchased by the Company in September 1986, is located in Lander County, Nevada, about 30 miles southwest of the town of Battle Mountain. The Cove deposit, located one mile northeast of the McCoy deposit, was discovered in early 1987. Open pit mining of the Cove deposit began in early 1988. A 7,500 ton per day mill, completed in July 1989, utilizes flotation and agitation leach circuits to recover gold and silver from sulfide ores not amenable to heap leaching and from high-grade oxide ore. In 1996, the mill was expanded to 10,000 tons per day.

The McCoy/Cove property consists of approximately 2,246 unpatented claims covering approximately 40,000 acres of United States federal land administered by the Bureau of Land Management of the Department of the Interior. The Company has completed all steps currently required under U.S. law to convert the land to patented status and has filed applications for patents. The patents have not been issued to date and are currently in the process of government review. See "Other-Government Regulation and Environmental Issues."

During 1996, the Company recorded a $30.0 million provision related to the estimated costs to remove waste rock from a portion of the Cove pit wall that had collapsed. The cost estimate underlying the provision is based on an evaluation of the total tons to be removed and the associated cost per ton. In March 1998, the Company hedged the reserves affected by the collapsed portion of the Cove pit wall by selling forward 270,000 ounces of gold at an average price of $319 per ounce and 19.0 million ounces of silver at an average price of $6.01 per ounce, with delivery dates from 1998 to 2001. Based on this hedge position, the Company proceeded with the pit wall remediation in the second half of 1998. By December 31, 1998, total spending for the pit wall remediation was $14.8 million. The remediation is expected to be completed by mid-1999.

In 1997, as a result of the lower gold prices, the Company recorded a $47.0 million provision for impaired assets related to McCoy/Cove. The need for and the amount of the provision were determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

In January 1998, in response to the continued low gold prices, the Company decided to scale back operations at McCoy/Cove. As a result, the McCoy/Cove work force was reduced by approximately 20%. Mining activities were refocused on the higher-margin mill ounces from the Cove pit. Mining was discontinued in the smaller, higher-cost McCoy pit. Based on a reengineered pit design, mining resumed in the McCoy pit in the second quarter of 1998 at a lower cost.

The following table sets forth operating data for the McCoy/Cove operation from 1994 through 1998.

                                             1998          1997         1996          1995          1994
----------------------------------------------------------------------------------------------------------
Gold produced (ounces)                      167,494       187,034      271,731       310,016       359,360
Silver produced (ounces)                  9,412,823    11,021,708    7,102,348    11,905,806    10,443,151
Mining cost/ton of ore and waste         $     0.71   $      0.74   $     0.72   $      0.67   $      0.68
Heap leaching cost/ton of ore            $     1.74   $      1.70   $     1.68   $      2.32   $      1.09
Milling cost/ton of ore                  $     6.09   $      8.82   $     9.50   $     10.67   $     10.09
Production cost/ounce of gold
  Direct mining expense                  $      200   $       276   $      286   $       206   $       191
  Deferred stripping cost                        (1)          (10)         (16)           15             6
  Inventory movements and other                   4             5            1            (4)           (3)
                                         ----------   -----------   ----------   -----------   -----------
    Cash operating cost                         203           271          271           217           194
  Royalties                                       3             3            5             5             6
  Production taxes                                2            (1)           4             7             9
                                         ----------   -----------   ----------   -----------   -----------
    Total cash cost                             208           273          280           229           209
  Depreciation                                   52            66           71            53            48
  Amortization                                   37            44           46            46            43
  Reclamation and mine closure                    9            10            8             5             5
                                         ----------   -----------   ----------   -----------   -----------
    Total production cost                $      306   $       393   $      405   $       333   $       305
                                         ----------   -----------   ----------   -----------   -----------

                                               1998          1997         1996          1995          1994
----------------------------------------------------------------------------------------------------------
Average gold-to-silver price ratio/(1)/        54:1          67:1         75:1          74:1          73:1
Capital expenditures (millions)          $      1.3   $       2.2   $      7.3   $       8.6   $       5.2
Deferred (applied) mining
  expenditures (millions)                $      0.5   $       3.7   $      6.0   $      (7.3)  $      (3.0)
Heap leached:
  Ore processed (tons/day)                   11,296        17,840       16,671        11,966        21,682
  Days of operation                             364           364          364           364           364
  Total ore processed (000 tons)              4,112         6,494        6,068         4,355         7,892
  Gold grade (ounce/ton)                      0.021         0.018        0.018         0.018         0.013
  Silver grade (ounce/ton)                     0.26          0.29         0.27          0.49          0.48
  Gold recovery rate                          /(2)/         /(2)/        /(2)/         /(2)/         /(2)/
  Silver recovery rate                        /(2)/         /(2)/        /(2)/         /(2)/         /(2)/
  Gold recovered (ounces)                    53,096        55,129       66,834        59,910        66,617
  Silver recovered (ounces)                 398,006       396,928      513,227       877,463       940,652
Milled:
  Ore processed (tons/day)                   11,829         9,315        9,031         7,275         7,307
  Days of operation                             364           364          364           364           364
  Total ore processed (000 tons)              4,306         3,391        3,287         2,648         2,660
  Gold grade (ounce/ton)                      0.046         0.061        0.086         0.113         0.140
  Silver grade (ounce/ton)                     2.95          4.54         3.14          5.27          5.29
  Gold recovery rate (%)                       57.8          64.3         79.5          82.4          80.3
  Silver recovery rate (%)                     69.8          69.7         73.5          78.8          70.1
  Gold recovered (ounces)                   114,398       131,905      204,897       250,106       292,743
  Silver recovered (ounces)               9,014,817    10,624,780    6,589,121    11,028,343     9,502,499
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

                                                          McCoy/Cove Mine
                                                         Ore Reserves/(1)/
                                                         December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                         Tonnage                    Average grade                         Content/(2)/
                                   (000's short tons)              (ounces per ton)                      (000's ounces)
                                 --------------------     -------------------------------------   ---------------------------------
                                                                Gold               Silver               Gold         Silver
                                                                ----               ------               ----         ------
Cove Pit                                14,045                  0.034              1.957                483           27,481
West Contact of McCoy Pit                2,121                  0.031                 --                 66               --
Stockpiles                               5,518                  0.027              2.053                150           11,328
-----------------------------------------------------------------------------------------------------------------------------------
Proven and Probable-1998                21,684                  0.032              1.790                699           38,809
-----------------------------------------------------------------------------------------------------------------------------------

Proven                                  12,683                  0.032              1.958                411           24,837
Probable                                 9,001                  0.032              1.552                288           13,972
-----------------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1998          21,684                  0.032              1.790                699           38,809
-----------------------------------------------------------------------------------------------------------------------------------

Total Proven and Probable-1997          24,737                  0.037              1.881                915           46,525
-----------------------------------------------------------------------------------------------------------------------------------

/(1)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(2)/ Reserves include allowances for dilution in mining but do not reflect losses in the recovery process. Recovery rates for the life-of-mine are estimated to be 69% for gold and 67% for silver.

The gold-equivalent cut-off grades are 0.008 ounce per ton for oxides and 0.100 ounce per ton for high- grade sulfides and 0.038 ounce per ton for low-grade sulfides.

The prospective waste-to-ore ratio is 2.1:1.

Mining and Processing
---------------------

Ore and waste rock was mined at a rate of 120,677 tons per day in 1998, compared to 148,348 tons per day in 1997. In 1998, 12.9 million tons were mined as part of the Cove pit wall remediation. Mining during 1998 was from deeper levels of the Cove pit resulting in lower production levels compared to 1997. All material requires drilling and blasting prior to excavation. The open pit mining operation employs four 23-cubic yard hydraulic mining shovels, one 23-cubic yard wheel loader, nine 150-ton and ten 190-ton mechanical haul trucks. Gold recovery from ore occurs from a 10,000 ton per day mill and from crush and run-of-mine heap leaching operations.

Stockpiled ore increased slightly from 4.7 million tons in 1997 to 5.5 million tons in 1998. The Company expects the stockpiled ore to fluctuate as a function of the mine plan. Mining operations are expected to run through 2000, with the processing of the stockpiled ore continuing through 2002.

The Company mines at a high rate to minimize the time and expense required to keep the Cove pit dewatered. Water pumped out of the Cove pit averaged 17,400 gallons per minute at the end of 1998. Water flows are projected to increase in future years. The Company uses infiltration ponds for water pumped from the mine.

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

The mill processed more sulfide and less carbonaceous ore in 1998 compared to 1997. Mill throughput averaged 11,829 tons per day in 1998 compared to 9,315 in 1997. Gold and silver production decreased compared to 1997 due to lower mill grades and recoveries, partially offset by higher throughput.

Heap leach gold production was slightly lower compared to 1997 due to fewer tons processed partially offset by higher grade. The heap leach crusher averaged 11,296 tons per day in 1998 compared to 11,444 tons per day in 1997. In 1997, additional lower-grade heap leach ore was processed uncrushed, for a total of 17,840 tons per day in 1997. No such run-of-mine ore was processed in 1998.

The Company finished mining the high grade sulfide zone at Cove in 1995. The lower grade of the remaining sulfides, coupled with lower recovery rates, meant lower production from sulfides during 1998 and 1997.

In 1999, McCoy/Cove is expected to produce about 20% to 30% less gold compared to the 167,494 ounces produced in 1998. Silver production is expected to decrease about 15% to 25% from the 9.4 million ounces produced in 1998. The expected decrease in gold and silver production in 1999 is due to planned lower grades and recovery rates. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

KETTLE RIVER

The Kettle River properties are located in Ferry County in the State of Washington and cover approximately 8,100 acres through patented and unpatented mining claims and fee lands.

In 1997, as a result of the lower gold prices, the Company recorded a $15.0 million provision for impaired assets related to Kettle River. The need for and the amount of the provision were determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

The following table sets forth operating data for the Kettle River operation from 1994 through 1998.

                                                       1998              1997             1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                113,692          129,866           124,910          100,419          66,782
Mining cost/ton of ore                               $  21.65         $  21.53          $  21.12         $  22.60         $ 11.06
Milling cost/ton of ore                              $  10.71         $  10.58          $  11.96         $  12.76         $ 13.54
Production cost/ounce of gold produced:
   Direct mining expense                             $    238         $    231          $    190         $    237         $   225
   Deferred mine development                               --               --                --               --              --
   Inventory movements and other                            6               (4)               11               (7)             28
                                                     --------         --------          --------         --------         -------
     Cash operating cost                                  244              227               201              230             253
   Royalties                                               12               14                10                8               5
   Production taxes                                         1                2                 2                2               2
                                                     --------         --------          --------         --------         -------
     Total cash cost                                      257              243               213              240             260
   Depreciation                                            77               54                59               74              95
   Amortization                                             5               36                45               45              45
   Reclamation and mine closure                            12               12                 8                7               6
                                                     --------         --------          --------         --------         -------
     Total production cost                           $    351         $    345          $    325         $    366         $   406
                                                     --------         --------          --------         --------         -------
Capital expenditures (millions)                      $    1.5         $    3.8          $    8.8         $    9.5         $  10.0
Deferred (applied) mining
  expenditures (millions)                            $     --         $     --          $     --         $     --         $    --
Milled:
  Ore processed (tons/day)                              2,017            2,118             1,652            1,504           1,438
  Days of operation                                       364              364               364              364             364
  Total ore processed (000 tons)                          734              771               601              548             523
  Grade (ounce/ton)                                     0.187            0.197             0.240            0.212           0.149
  Recovery rate (%)                                      82.8             85.4              86.5             86.6            85.6
------------------------------------------------------------------------------------------------------------------------------------


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

------------------------------------------------------------------------------------------------------------------------
                                                       Kettle River
                                                    Ore Reserves/(1)/
                                                    December 31, 1998
------------------------------------------------------------------------------------------------------------------------
                                                                                  Average grade
                                                                    Tonnage             of gold    Gold content/(2)/
                                                          (000's short tons)   (ounces per ton)       (000's ounces)
------------------------------------------------------------------------------------------------------------------------
Lamefoot                                                                 646              0.196                  126
K-2                                                                      525              0.211                  111
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1998                                         1,171              0.202                  237
------------------------------------------------------------------------------------------------------------------------

Proven                                                                   832              0.205                  171
Probable                                                                 339              0.195                   66
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1998                                         1,171              0.202                  237
------------------------------------------------------------------------------------------------------------------------

Total Proven and Probable-1997                                         1,734              0.196                  339
------------------------------------------------------------------------------------------------------------------------

/(1)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(2)/ Reserves do not reflect losses in the milling process but do include allowance for dilution in the mining process. The average mill recovery rate of gold in 1998 was 83%.

Cut-off grades are 0.120 ounce of gold per ton at Lamefoot and 0.131 ounce of gold per ton at K-2.

Mining and Processing
---------------------
At Kettle River, a series of deposits are mined to feed a central mill. In 1998, approximately 63% of ore milled came from Lamefoot. Production commenced at K-2, the sixth deposit developed at Kettle River, in January 1997. In 1998, approximately 37% of ore milled came from K-2.

Development of the Lamefoot project began during 1992 when the portal was collared. By December 1994, 17,500 feet of drifting was complete. Lamefoot commenced production in December 1994. Lamefoot achieved full production in June 1995, at a rate of 1,500 tons per day. Longhole open stoping is utilized as the mining method, with delayed backfill. Zones with ore widths of 50 feet utilize cemented backfill in primary stopes and unconsolidated fill in secondary stopes. Zones under 50 feet in width are filled with unconsolidated fill. Ore is removed from the stopes using remote control muckers and hauled to the surface using 26-ton haul trucks. Total Lamefoot ore production in 1998 was 435,163 tons compared to 548,889 in 1997 due to longer underground ore hauls related to deeper mining activity at Lamefoot. Ore production for 1999 is expected to be approximately 375,000 tons.

In December 1994, surface excavation for building construction and portal clearing commenced at K-2. The portal was collared in March 1995 and a total of 10,629 feet of development was completed by the end of 1996. Stope development began in the fourth quarter of 1996 and production commenced in January 1997. The mining method is similar to Lamefoot, longhole open stoping, but due to the narrow widths, cemented fill is required in the South zone. Total K-2 ore production in 1998 was 243,867 tons. Ore production for 1999 is expected to be approximately 250,000 tons.

Mining operations are expected to continue through at least the year 2000 at Kettle River, depending upon the success of the Company's exploration activities.

Ore from all sources is trucked to the Kettle River mill where the recovered gold is cast into dore bars prior to shipping off site. The mill processed approximately 2,000 tons of ore per day in 1998, compared to 2,100 tons per day in 1997. Production decreased in 1998 compared to 1997 due to decreased tonnages at the Lamefoot mine and lower mill grades.

In 1999, Kettle River is expected to produce about 10% to 20% less than the 113,692 ounces of gold produced in 1998. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

LUPIN
The Lupin mine is an underground operation located 250 miles northeast of Yellowknife in the Nunavut Settlement Area of the Northwest Territories of Canada, 56 miles south of the Arctic Circle. Production began in October 1982.

The Lupin mining leases cover 16,699 acres. The principal lease was renewed for 21 years in 1992, and provided the Company has complied with its terms, is renewable for further 21 year periods subject to any applicable regulations then in effect. The lease was granted by the Department of Indian Affairs and Northern Development on behalf of the Crown and is subject to the provisions of the Territorial Lands Act and the Canada Mining Regulations. The lease is in good standing. See "Other-Government Regulation and Environmental Issues" for discussion regarding Inuit ownership interests.

In 1995, the Company purchased the Ulu property, located approximately 100 miles north of Lupin. The property is subject to a 5% net smelter royalty after the recovery of 675,000 ounces of gold. The Ulu property has approximately 1.5 million minable tons of other mineralization at an average grade of 0.374 ounce of gold per ton. The deposit is open on strike and down dip. In the third quarter of 1997, the Company deferred further development of Ulu in light of the downturn in gold prices.

In 1997, as a result of the lower gold prices, the Company recorded a $65.0 million provision for impaired assets related to the Lupin and Ulu properties. The need for and the amount of the provision were determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

In January 1998, the Company temporarily suspended operations at the Lupin mine until the gold price improves. By the end of the first quarter of 1998, preparation of the mine and facilities to continue in a care and maintenance mode was complete. Annual care and maintenance costs are estimated to be approximately $3.2 million. As a result of the suspension of operations, Lupin terminated approximately 500 employees. A small group of maintenance and security personnel remain employed to monitor the mine and facilities during the period of suspension.

The Company has completed an initial study reviewing the feasibility of re-commencing operations at Lupin. The study encompassed a review of mining methodology, operational practices and organizational structure with a view to reducing costs while maintaining the high level of safety achieved over the first fifteen years of operations. Under the proposed new mine plan, the installation of an internal hoisting system would enhance the economics of mining at levels lower than the current crushing and hoisting system will allow. Additionally, under the new plan, mining and processing rates would be reduced to 1,800 tons per day from the previous level of 2,100 tons per day, resulting in planned average production of 150,000 ounces per year compared to 165,335 ounces achieved in 1997. Revised work schedules, coupled with a streamlining of the organizational structure, would reduce labor costs. The study estimates that under the proposed plan cash costs over the life of the mine would average between $245 to $255 per ounce of gold compared to $284 per ounce of gold for the full year 1997. Work will continue to address other areas for optimization. Recommissioning of the Lupin mine will only be undertaken when the Company can secure a satisfactory cash margin over the cash operating costs.

See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

The table below sets forth operating data for the Lupin mine from 1994 through 1998.

                                                1998            1997             1996             1995             1994
----------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                            --         165,335          166,791          172,110          180,052
Mining cost/ton of ore                            --       C$  46.09        C$  44.08        C$  44.23        C$  40.45
Milling cost/ton of ore                           --       C$  11.77        C$  12.39        C$  12.26        C$  12.03
Production cost/ounce of gold  produced:
  Canadian dollars:
       Direct mining expense                      --       C$    381        C$    411        C$    423        C$    375
       Deferred mine development                  --              13               (4)             (22)              (4)
       Inventory movements and other              --              (1)               1                4                4
                                                  --        --------         --------         --------         --------
       Cash operating cost                                 C$    393        C$    408        C$    405        C$    375
                                                            --------         --------         --------         --------
  U.S. dollars:
       Cash operating cost                        --      US$    284       US$    299       US$    296       US$    274
       Royalties                                  --              --               --               --               --
       Production taxes                           --              --               --               --               --
                                                            --------         --------         --------         --------
       Total cash cost                            --             284              299              296              274
       Depreciation                               --              71               71               68               64
       Amortization                               --              24               21               19               16
       Reclamation and mine closure               --              14                8                7                6
                                                            --------         --------         --------         --------
       Total production cost                      --      US$    393       US$    399       US$    390       US$    360
                                                            --------         --------         --------         --------
Capital expenditures (millions US$)               --        $   12.3         $   15.7         $   14.5         $    8.5
Deferred (applied) mining
  expenditures (millions US$)                     --        $   (1.8)        $    0.2         $    2.8         $    0.5
Milled:
  Ore processed (tons/day)                        --           2,167            2,111            1,986            2,241
  Days of operation                               --             364              364              364              364
  Total ore processed (000 tons)                  --             789              768              723              816
  Grade (ounce/ton)                               --           0.226            0.235            0.258            0.238
  Recovery rate (%)                               --            92.6             92.5             92.5             92.9
----------------------------------------------------------------------------------------------------------------------------

Geology and Ore Reserves
------------------------
Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age. Gold is associated with pyrrhotite, arsenopyrite and quartz.

------------------------------------------------------------------------------------------------------------------------
                                                         Lupin Mine
                                                      Ore Reserves/(1)/
                                                      December 31, 1998
------------------------------------------------------------------------------------------------------------------------
                                                                                    Average grade
                                                                     Tonnage              of gold    Gold content/(2)/
                                                          (000's short tons)     (ounces per ton)       (000's ounces)
------------------------------------------------------------------------------------------------------------------------
Center Zone                                                              743                0.282                  210
East Zone                                                                202                0.221                   45
West Zone                                                                894                0.265                  236
McPherson Zone                                                           179                0.289                   52
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1998                                         2,018                0.269                  543
------------------------------------------------------------------------------------------------------------------------

Proven                                                                 1,454                0.275                  400
Probable                                                                 564                0.254                  143
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1998                                         2,018                0.269                  543
------------------------------------------------------------------------------------------------------------------------

Total Proven and Probable-1997                                         2,018                0.269                  543
------------------------------------------------------------------------------------------------------------------------

/(1)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(2)/ Reserves do not reflect losses in the milling process but do include allowance for dilution of ore in the mining process. The mining recovery factor was estimated at 85%. The average mill recovery rate in 1997 was 93%.

The cut-off grade used in the reserve calculation is 0.150 ounce of gold per ton at the upper levels of the mine and 0.204 ounce of gold per ton at the lower levels of the mine.

Mining and Processing
---------------------
Access to the Lupin underground mine, removal of ore and waste, and movement of personnel within the mine, is by a shaft developed to a depth of 3,970 feet and by a ramp driven to a depth of 4,430 feet.

The ore in the Center, West and East Zones has been mined by the sub-level, long-hole open stoping method. In 1995, Lupin incorporated "pastefill", which is composed of mine tailings and cement, into the stoping sequence.

After the ore is mined, it is hoisted to the surface for processing and recovery of gold in a 2,300 ton per day mill, where the recovered gold is cast in dore bars prior to being shipped off site. The mill processed 2,167 tons per day in 1997.

The ore grade at Lupin declines with depth, and the deposit becomes more erratic. The Center Zone of the three-zoned ore body also tends to be narrower. Additional ground support is required and longer truck haulage distances are a factor as the depth increases. All of this causes slower and more costly mining in the deeper levels of the mine. The Company has changed its mining techniques and backfill process to address the challenges of mining at depth. Mechanized cut and fill mining techniques may afford an opportunity to better utilize equipment and to improve profitability at depth.

During 1997, a study was completed which determined that an internal winze was feasible to access ore below the current depth of the ramp. The winze will allow the hoisting of ore from the deeper areas of the mine, replacing the costly trucking methodology historically used.

Supplies, Utilities and Transportation
--------------------------------------
The Lupin mine and mill facilities are in a remote location in the sub-Arctic region of Canada which requires the Company to respond to difficult weather and other conditions. At the mine, the Company maintains supplies of spare parts and other materials, including fuel, in excess of what would be required at less remote locations.

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

All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife. Personnel are transported from these locations and from Kugluktuk (formerly Coppermine) and Cambridge Bay in the Nunavut Settlement Area of the Northwest Territories. Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine as the most economical way of transporting bulk items, including fuel, to the mine. During the 1998 winter road season, a small amount of fuel was delivered to Lupin along with other supplies which Lupin committed to purchase prior to the suspension of operations. The cost of the fuel and other supplies amounted to approximately $1.5 million. Costs of operating the winter road during the suspension of operations will have minimal financial impact on the Company, as there will be cost recovery through third party user fees. The timing of the decision to resume operations at Lupin will be dependent on the availability of the winter road, as well as the market price of gold.

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

Voice and data communications with the Lupin mine are maintained via satellite, which provides for uninterrupted communications regardless of weather conditions. Satellite communications will be continued during the suspension of operations.

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

DEVELOPMENT PROGRAMS
Aquarius
--------
In 1997, the Company deferred a final construction decision on the Aquarius project.

The Company owns 100% of the Aquarius project which is located in Macklem Township, 40 kilometers east of Timmins, Ontario, Canada. The City of Timmins is centrally located in northeastern Ontario on Highway 101 approximately 700 kilometers, by road, northwest of Toronto. All-weather primary highways connect with Thunder Bay to the west and North Bay, Sudbury and Toronto to the south. The project site is located two kilometers south of Highway 101.

The project site is on a group of 12 patented claims that grant the Company fee simple title. The patents are part of a larger land package of leased and staked claims that cover most of the northern portion of Macklem Township. Environmental work on the project commenced in May 1995 and the Company expects completion and approval of the Comphrensive Study Review (CSR) by the end of the third quarter of 1999. This will allow the Company to proceed with full project permitting.

Aquarius has 1,263,000 ounces of proven and probable gold reserves at December 31, 1998 (19.2 million tons of ore at an average grade of 0.066 ounces per ton). The reserves were based on a cutoff grade of 0.015 ounce per ton. The cutoff grade was based on a price of $325 per ounce of gold. The gold recovery is expected to be 95%.

Aquarius is an Archean lode gold deposit with mineralization in carbonate altered ultramafic rocks, associated felsic intrusives, and quartz veins in talc-chlorite schists. Clay overburden 10 to 40 meters thick overlays 30 to 80 meters of glacial till. The "nuggety" style of gold mineralization at Aquarius is characteristic of this deposit type and leads to difficulty in the prediction of ore grades. This difficulty is addressed by: i) extensive drilling, ii) advanced geostatistical analysis with multiple techniques, iii) cross validation with production data and independent estimates, and iv) review of the results by an expert consultant.

In 1998, the Company completed the frozen earth system around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. The circumference of the freeze system is 12,000 ft (2.25 miles, equivalent to 3.66 km). The system includes over 600,000 linear feet of drilling in more than 2,200 holes spaced 6.3 feet apart. This will allow an adequate distance between the holes to provide a solid barrier, and it will allow the holes to penetrate the bedrock which has little water flow. The process has been used successfully in construction and underground mining for over 100 years. The process involves circulating a brine solution that is cooled with refrigeration units, through the holes which will remove the heat from surrounding material and allow it to freeze. The Company expects that it will take approximately four months for this process to entirely freeze the wall to prevent water from leaking through the glacial overburden. The Company does not plan to operate the frozen earth system during the period of project deferral. All facilities and equipment are on a scheduled care and maintenance program designed to fully preserve all assets.

The first planned stage of mining will be removal of the clay and sand overburden. The rock mining stage will produce all of the ore to be milled. Due to the shape of the deposit, the pit will have two separate bottoms with a ridge of waste rock separating them. Mining will be phased to exploit the more northerly of the two segments first.

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

Electrical power will be supplied to the project from Ontario Hydro, the main utility provider in the province of Ontario. There will be two sources for water supply. Fresh water will come from one or more wells located near the minesite development. Water will also be reclaimed from the tailings area.

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

During 1998, the Company capitalized $0.7 million related to the completion of the freeze barrier construction and expensed $0.5 million in holding costs related to Aquarius. The Company capitalized $39.9 million of Aquarius project expenditures in 1997 and $6.1 million in 1996. The Company incurred acquisition costs of $7.8 million in 1995. As of December 31, 1998, the additional investment required to start-up the Aquarius project is expected to be approximately $60 million. The Company expects to expense development holding costs of approximately $0.8 million related to the Aquarius project in 1999.

Paredones Amarillos
-------------------
In 1997, the Company deferred a final construction decision on the Paredones Amarillos project. During the period of deferred construction, the Company continues to look for opportunities to optimize the Paredones Amarillos project.

The Company owns 60% of the Paredones Amarillos project, located in the Mexican state of Baja California Sur, 65 kilometers southeast of the state capital La Paz. The remaining 40% of the project is owned by subsidiaries of Viceroy Resource Corporation ("Viceroy"). The moderate, semi-arid climate provides an attractive environment for operations. Steep hills with elevations ranging between 300 meters and 800 meters above sea level characterize the terrain. The project covers an area of 12,757 hectares held through 16 mining concessions controlled by the joint venture. Thirteen of the concessions have been approved for exploration, two for exploitation and one is pending. All relevant duties, fees and taxes for these concessions have been paid, as required by law. The concessions provide the legal right to the joint venture to proceed with mining activities.

The site can be accessed from paved state highways followed by 10 kilometers of gravel road that the joint venture will upgrade to provide safe access to the proposed operation, and 7 kilometers of new gravel road to be constructed over a current jeep trail.

The joint venture has routinely received approvals for exploration activities, and expects that Mexico's environmental agencies will similarly approve the proposed mine development. Since Mexico has recently developed a sophisticated system of environmental regulations, the joint venture has maintained an ongoing dialogue with agency staff to ensure that all regulatory requirements are identified. The most significant environmental permitting requirements include: receiving approval of a recently submitted Environmental Impact Statement; obtaining a Change in Land Use permit; issuance of a Construction

License; and issuance of an Operating License. In 1997, the Company received approval for the Environmental Impact Statement and obtained a Change in Land Use permit.

Paredones Amarillos has 1,448,000 ounces of proven and probable gold reserves (the Company's share, 869,000 ounces) at December 31, 1998 (44.7 million tons of ore at an average grade of 0.032 ounce per ton). The reserves were based on a cutoff grade of 0.015 ounce per ton. The cutoff grade was based on a price of $325 per ounce of gold. The gold recovery rate is expected to be 91%.

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

Water rights for the project, totaling 1.8 million cubic meters annually, have been purchased or are under option agreements. Adequate water supplies for the life of the mine are available.

The joint venture expects that a majority of employees at the mine will be Mexican nationals. The number of employees will range from 250 to 300 during the life of the mine.

Detail engineering and limited procurement began in February 1997, these activities were suspended at the end of 1997 and are estimated to be 40% complete.

The Company capitalized $8.0 million of Paredones Amarillos project expenditures in 1997 and $6.6 million in 1996. During 1998, the Company capitalized $0.5 million and expensed $0.4 million in holding costs related to Paredones Amarillos. As of December 31, 1998, the additional investment required to start-up the Paredones Amarillos project is expected to be approximately $59 million (the Company's share). The Company expects to expense its share of development holding costs of approximately $0.3 million in 1999.

OTHER PROJECTS

Kuranakh
--------
The Company owns 50% of Kuranakh Gold Mining Company ("KGMC") which owns the Kuranakh project located in the Aldan district of the Sakha Republic in the eastern part of Russia near the town of Nizhny Kuranakh. The remaining 50% of the KMGC is owned by two Russian companies, OAO Aldanzoloto (30%) and OAO Sakhazoloto (20%).

The town of Aldan, located approximately 28 kilometers southeast of the property, is connected to the rest of Russia by a recently completed spur of the Trans-Siberia Railway and by an all-weather road north to Yakutsk, the administrative center of the Sakha Republic, and south to the Russian highway system.

Gold mining was initiated in Aldan in 1921 and remains an important part of the local economy. Lode gold mineralization was discovered at Kuranakh in the late 1950's and large scale open-pit mining has occurred since 1965.

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

Currently, KGMC is negotiating with the government of the Russian Federation to define the terms of a production sharing agreement (PSA). It is critical that this PSA provide the Kuranakh project with a favorable fixed life-of-project tax structure and gold sales agreement which will enable KGMC to advance the project. Successful conclusion of these negotiations is expected in 1999, after which the Company expects to commission a feasibility study to finalize project capital and operating parameters, and to support project financing. The Company pending completion of the PSA and the feasibility study has established no reserves.

Over the past four years, KGMC has spent $14 million on the project, $11 million of which has been funded by the Company, mainly to confirm mineralization, establish the viability of heap leaching, initiate baseline studies and to advance PSA negotiations.

Mining is expected to be by conventional open pit methods from numerous open pits and stockpiles; processing will incorporate primary crushing followed by coarse/fine separation with separate recovery treatment for each of the separate ore streams.

Kingking
--------
The Company held an option to purchase a controlling interest in a gold and copper project called "Kingking", in the Philippines. The Company's option interest in the Kingking project required the delivery to Benguet Corporation, the optionor, of a bankable feasibility study by October 25, 1997, or the remittance of option delay payments of $750,000 per month for the first six months and $1.0 million per month for the subsequent six months. The terms of the Kingking option agreement, which included a $67.0 million option exercise price to be paid in 1998, plus a contingent payment of up to $18.0 million based upon the extent of the defined mineralization, rendered the project uneconomic. The Company elected not to exercise its option. Following a $50.0 million write-down recorded in 1997, the carrying values of Kingking's assets are nil (see note 8 to the consolidated financial statements). The Company's share of Kingking's other mineralization of 168.7 million tons at average grades of 0.017 ounces of gold per ton and 0.47% copper was removed from the Company's estimates of other mineralization as of December 31, 1997.

In the second quarter of 1998, the Company issued 1,237,114 common shares to Nationwide Development Corporation ("Nadecor"), which held an ownership interest in the Kingking project unrelated to that of Benguet Corporation. The share issuance settled any obligations of the Company owed to Nadecor.

Santa Elina
-----------
On July 16, 1996, the Company completed a series of transactions with Santa Elina Gold Corporation ("Santa Elina") and Sercor Ltd. ("Sercor", a private company that owned 67% of Santa Elina). The transactions enabled the Company to increase its ownership of the outstanding common shares of Santa Elina from 7% to 50% by issuing 8,830,915 common shares. In 1996 and 1997, the Company increased its ownership of Santa Elina to 58%. See note 4 to the Company's consolidated financial statements.

In 1997, the Company wrote off its entire investment in Santa Elina of $143.6 million (see note 8 to the consolidated financial statements). The Company's share of Santa Elina's other mineralization of 56.7 million tons at average grades of 0.012 ounces of gold per ton and 0.43% copper was removed from the Company's estimates of other mineralization as of December 31, 1997.

In April 1998, the Company sold its investment in Santa Elina, comprised of 58% of Santa Elina's common shares and the shareholder loans made by the Company to Santa Elina. As a result of the sale, the Company received $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada property in Brazil, to which the Company has assigned no book value. The purchase agreement calls for the Chapada property to be marketed and sold by Santa Elina at the earliest opportunity.

EXPLORATION

The Company explores for extensions of known reserves at its mines and development properties in addition to conducting exploration for new gold deposits. The Company's exploration program concentrated on those projects believed to represent the most promising near-term prospects in its portfolio. In particular, exploration efforts are focused on projects located where the Company already has, or plans an extensive gold mining infrastructure, principally those prospects in North America.

In 1998, efforts at Round Mountain focused on identification and exploration in the areas surrounding the minesite. Three targets were drilled to better understand the underlying geological structures. At McCoy/Cove, target satellites to the Cove and McCoy pits were tested by geochemical surveys and by drilling. During the year, further exploration at Kettle River added 22,000 ounces to reserves and the Company continues to evaluate opportunities within the region for extending the life of the project. Limited drilling was completed at Lupin aimed at better understanding the McPherson Zone, discovered in 1997.

In 1998, the Company used joint ventures to advance a number of exploration projects, such as the Odgen property located near the Aquarius project, the Kilgore property in Idaho and the Youga/Nangodi property in Burkina Faso, West Africa. In 1999, other than West Africa, no exploration activity is planned outside of North America.

ALASKA-JUNEAU

In 1996, the Company wrote off its entire remaining investment in the Alaska-Juneau project of $57.1 million, and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. In July 1997, the Company entered into an agreement which transferred certain responsibilities for the Alaska-Juneau project closure to a third party environmental firm. The third party's performance under the contract is supported by corporate guarantees and surety bonds. Total actual spending related to reclamation and closure costs to date is $17.9 million. The provision for future reclamation and closure costs is reviewed periodically and adjusted as additional information becomes available.

SUNNYSIDE

In 1996, Sunnyside Gold Corporation ("SGC"), an indirect wholly owned subsidiary of the Company, finalized a consent decree with the state of Colorado that set standards for the release of all reclamation and water treatment permits and resolved future enforcement issues regarding groundwater seeps and springs. SGC estimates that it will take a minimum of an additional five years for all of the conditions of the consent decree agreement to be fulfilled by both parties. SGC has $6.8 million accrued at December 31, 1998 for future reclamation costs at the Sunnyside mine. SGC's provision for future reclamation costs is reviewed periodically and adjusted as additional information becomes available.

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

The gold-and silver-related instruments used in these transactions include commodity loans, fixed and floating forward contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments.

In 1998, the Company delivered approximately 96% of gold production against forward sales, put options and gold loans at an average commitment price of $341 per ounce. This compares with 33% of gold production at an average price of $397 in 1997 and 25% of gold production at an average price of $375 in 1996. Approximately 50% of silver production was delivered against forward sales at an average cash price of $5.44 per ounce in 1998. This compares to 7% at an average price of $5.32 in 1997 and 45% at an average price of $5.85 in 1996. Deliveries in 1997 and 1998 reflect the impact of the January 1997 repurchase of the Company's outstanding gold and silver forward sales contracts and the replacement of these contracts with put options. The Company did not rebuild its forward portfolio until the third and fourth quarters of 1997.

In 1999, the Company has protected itself against price declines by hedging over 90% of its planned 1999 gold production at a minimum average price of $349 per ounce, along with 5.2 million ounces of silver at $5.76 per ounce. In addition, the Company has hedged approximately 266,000 ounces of gold in 2000 at $339 per ounce and 7.5 million ounces of silver at a minimum average price of $6.00 per ounce.

In March 1998, related to McCoy/Cove production, the Company sold forward 270,000 ounces of gold at an average price of $319 per ounce and 19.0 million ounces of silver at an average price of $6.01 per ounce, with delivery dates from 1998 to 2001. Based on this hedge position, the Company proceeded with the pit wall remediation in the second half of 1998.

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

In 1997, the Company swapped a portion of its 11% interest obligation for the capital securities for a gold delivery commitment. The swap reduced the Company's effective interest rate to a fixed rate of 4.24% plus the floating gold lease rate. The Company restructured the gold swap agreement in the first quarter of 1998 into gold forward sales with delivery dates in 1998, 1999 and 2000. See note 16 to the consolidated financial statements.

All purchases and sales of derivatives are connected to production of gold or silver, or to financial commitments, and are not entered into for speculative gain.

The Company's forward sales positions, gold loan and swap repayment schedules, option position, currency position and crude oil position at December 31, 1998 are set out in note 16 to the Company's consolidated financial statements.

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

The Company's Lupin operation is presently subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development ("DIAND") and the Northwest Territories Water Board, which are responsible for administering the Northwest Territories Waters Act (Canada) ("NWTWA") that on June 15, 1993, replaced the Northern Inland Waters Act (Canada) ("NIWA") pursuant to which DIAND previously exercised jurisdiction over the operation. The Company's existing licenses under NIWA were deemed to continue under the NWTWA.

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

Lupin is also subject to enforcement by the Northwest Territories Department of Resources, Wildlife and Economic Development pursuant to the Northwest Territories Environmental Protection Act ("NWTEPA"). NWTEPA contains requirements to obtain licenses and permits which may, in the future, affect the Lupin operation. The Company believes it is in substantial compliance with all relevant territorial environmental law.

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

Also, under the Nunavut Agreement the jurisdiction previously exercised by the Northwest Territories Water Board under the NWTWA is now effectively exercised by the Nunavut Water Board. The Company is subject to the jurisdiction of the Nunavut Water Board and any further approvals or licenses will have to be obtained from that Board.

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

The Competition Act (Canada) requires parties to certain transactions, if the parties to and the circumstances of the transaction meet certain size thresholds as designated in the Act, to provide the Director of Investigation and Research (the "Director") with detailed information about the transaction and the parties, and to observe a waiting period prior to closing. Without the Director's pre-clearance of the transaction by the expiration of the waiting period, the transaction will not be permitted to be completed. In order to be notifiable, transactions must meet the basic size threshold, namely, the parties to the transaction together with their affiliates (defined to include parent, subsidiary and sister corporations) must have assets in Canada or gross revenues from sales in, from or into Canada that exceed C$400 million. Certain additional thresholds based on the type of transaction must also be met before notification is required.

United States
The Company's U.S. operations are subject to comprehensive regulation with respect to operational, environmental, safety and similar matters by federal agencies including the U.S. Department of the Interior (Bureau of Land Management), the U.S. Department of Agriculture (U.S. Forest Service), the U.S. Environmental Protection Agency ("EPA"), the U.S. Mine Safety and Health Administration ("MSHA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations in accordance with the National Environmental Policy Act (NEPA). The Company spends substantial time, effort and funds in planning, constructing and operating its facilities to ensure compliance with U.S. environmental and other regulatory requirements. Such efforts and expenditures are common throughout the U.S. mining industry and generally should not have a material adverse effect on the Company's competitive position.

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

New laws and regulations, amendments to existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on the Company's results of operations and financial condition, although the results of such actions are speculative. During the 1998 legislative session, legislation was considered in the United States Congress which proposed a number of modifications to the General Mining Law of 1872, which has traditionally governed the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals which would have (i) imposed a royalty on production from unpatented mining claims, (ii) increased the cost of holding and maintaining such claims, and (iii) imposed more specific reclamation requirements and standards for operations on such claims. None of these proposed modifications was enacted into law. The same or similar proposals may be considered by Congress in 1999 as well. In addition, the Bureau of Land Management is currently working on proposed administrative revisions to federal regulations which govern surface activities (including reclamation) on unpatented mining claims. The potential impact on the Company as a result of such congressional or administrative action is difficult to predict. See "Risk Factors-Governmental Regulation."

The most material direct economic impact of potential mining law revision could be from the imposition of royalties on production at the McCoy/Cove mine in Nevada, which is from unpatented lode mining claims on federal land, and (to a lesser degree) at the 50%-owned Round Mountain mine in Nevada, 19% of whose reserves are unpatented lode mining claims on federal land. However, the Company has completed all of the steps currently required under U.S. law to convert the McCoy/Cove and Round Mountain claims to patented status. The Company's applications for patents are being processed, and the Company expects the government to complete its administrative review in accordance with the regulations, although the Company can not predict with certainty whether those patents will be issued or the time frame for such issuance. See "Risk Factors - Government Regulations."

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

Mexican environmental laws applicable to discharges of water, control of air quality and management of hazardous substances will apply to the Company's Mexican operations. In addition, the Company is subject to the reclamation requirements of the Federal environmental laws. The Paredones Amarillos project is subject to additional reclamation and ecological protection requirements because part of it is located in the buffer zone for an Ecological Reserve Area. Minera Paredones Amarillos, S.A. de C.V., a wholly owned subsidiary of the Company, is engaged in negotiations with SEMARNAP and the State Environmental Agency of Baja California Sur in order to arrange the schedule and method for compliance of the special conditions to which the Paredones project is subject because of its location.

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

Employees
---------
At December 31, 1998, the Company employed 1,268 persons excluding temporary employees directly involved in short-term programs, broken down as follows.

McCoy/Cove                                                           352
Round Mountain, including ancillary services                         646
Lupin                                                                 40
Kettle River                                                         169
Exploration and development                                           14
Technical and corporate staff                                         38
Other, including Alaska and Sunnyside                                  9
                                                                   -----
                                                                   1,268
                                                                   =====

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

                                                     Position with the Company and business experience within the
Name                                      Age        last five years
---------------------------------------------------------------------------------------------------------------------
LOIS-ANN L. BRODRICK                      55         Vice President and Corporate Secretary of the Company since
                                                     March 1998; Corporate Secretary of the Company from May 1996 to
                                                     March 1998; prior thereto Assistant Corporate Secretary of the
                                                     Company

PETER H. CHEESBROUGH                      47         Senior Vice President, Finance and Chief Financial Officer of
                                                     the Company

DONALD C. EWIGLEBEN                       45         Vice President, Environmental and Public Affairs of the Company
                                                     since August 1994; Vice President, Environmental and
                                                     Governmental Affairs of Amax Gold Inc. from June 1992 to
                                                     February 1994

ROBERT L. LECLERC, Q.C.                   54         Chairman and Chief Executive Officer of the Company since April
                                                     1997; Chairman of the Company from May 1996 to April 1997; prior thereto Chairman and Chief Executive Officer and partner, Milner
                                                     Fenerty (barristers and solicitors)

JERRY L.J. MCCRANK                        48         Vice President, Operations of the Company since March 1998;
                                                     prior thereto various senior operations positions with the
                                                     Company

TOM S.Q. YIP                              41         Vice President, Controller and Principal Accounting Officer of
                                                     the Company since March 1998; Controller and Principal
                                                     Accounting Officer of the Company from September 1997 to March
                                                     1998; prior thereto various corporate financial positions with the Company
 ---------------------------------------------------------------------------------------------------------------------

Mining Risks and Insurance
--------------------------
The Company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability insurance of a total of $50 million per occurrence, which is available to all operations. The Company carries special liability policies applicable to aircraft and motor vehicles. It is also insured against dishonesty and gold and silver bullion thefts, as well as losses of goods in transit. The property damage and boiler and machinery insurance policies include coverage for business interruption, resulting from an insured loss, subject to a five day waiting period and a maximum indemnification period of one year.

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

Open-pit mining, such as that conducted at certain of the Company's mines, is generally subject to certain types of risks and hazards, primarily unpredictable pit wall failure. Open pit mining is conducted in phases and a pit wall failure in one area would not necessarily affect overall pit design or mining in unaffected areas. See "McCoy/Cove" regarding the Company's 1996 $30.0 million provision related to the estimated costs to remove waste rock from a portion of the Cove pit wall that had collapsed.

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

See also "Lupin-Water Supply and Waste Disposal."

Royalties
---------
Production from the Company's mines is subject to certain royalties. These are described in note 17 to the Company's consolidated financial statements.

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

In 1985, the Company acquired a 100% interest in the Alaska-Juneau project near Juneau, Alaska. In 1987, the Company entered into a joint venture related to the Kensington project near Juneau, Alaska, in which the Company held a 50% interest.

In 1990, the Company brought the Kettle River mine in Washington state into commercial production. In 1992, the Company increased its ownership interest to 100% from 70% when the Company's 30% partner withdrew from the Kettle River joint venture.

Beginning in 1993, the Company increased exploration activities significantly. Exploration programs were funded at all operating properties and also at many other locations along the major gold belts of North America, Central America, South America and West Africa. Most of the Company's exploration expenditures were made outside of the United States and Canada.

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

In 1997, in response to the declining gold prices, in the fourth quarter of 1997, the Company deferred final construction decisions on the Aquarius and Paredones Amarillos development properties and deferred further development of the Ulu deposit and the Company narrowed the focus of its exploration program principally to projects in North America where the Company already has extensive gold mining infrastructure.

During 1997, the Company recorded $346.0 million in provisions for impaired assets and recorded $16.7 million for related severance costs as described in note 8 to the Company's consolidated financial statements.

In January 1998, the Company temporarily suspended operations at the Lupin mine.

RISK FACTORS

Recent Losses
-------------
The Company incurred net losses of $20.1 million in 1998, $420.5 million in 1997, and $176.7 million in 1996. The loss in 1998 reflects reduced operating costs and decreased exploration and development expense compared to 1997, partially offset by lower revenues resulting from lower gold and silver volumes and decreased average gold price realized. The loss in 1997 reflects a $362.7 million provision for impaired assets and other charges, including provisions related to the Kingking project ($50.0 million); Santa Elina ($143.6 million); the Lupin ($65.0 million), McCoy/Cove ($47.0 million) and Kettle River ($15.0 million) operating properties; $25.4 million to write down certain share investments to market value and to provide for estimated legal and closure costs; and $16.7 million related to severance costs. The loss in 1996 included a $77.1 million write-down and reclamation and closure provision for the Alaska-Juneau development property and a $30.0 million provision for the McCoy/Cove pit wall remediation. The Company incurred exploration and development expenses of $12.0 million in 1998, $34.9 million in 1997, and $63.6 million in 1996. The Company expects that it will continue to incur losses in the near future due to declining production as both McCoy/Cove and Kettle River near the end of their mine lives, absent any new discoveries. Return to profitability will depend on, among other things, a significant increase in the price of gold over current prices, the ability to bring into commercial production the projects that have been the subject of the Company's exploration and development programs and the profitability of production at existing and new mines. See "Liquidity," "Gold and Silver Prices," "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Values" for additional disclosure with respect to factors which may affect the carrying values of the Company's assets, and the Company's results of operations and financial condition generally.

Liquidity and Capital Resources
-------------------------------
The cash operating costs at the Company's three operating mines averaged $208 per ounce in 1998 and are expected to increase to between $235 and $245 per ounce in 1999. Total production costs were $317 per ounce in 1998. In the current low gold price environment, the Company's cost structure has significant implications for the Company's liquidity and flexibility to invest funds in exploration and development. While the Company continues to generate cash flow from operations at current gold prices, before taking into account cash exploration and development expenses, the amount of cash flow available for acquisitions, investments, exploration and development is very limited. As a result, the Company is carefully monitoring its discretionary spending, though it intends to continue to conduct exploration and development activities consistent with a more focused program.

The Company's existing credit facilities provide some additional liquidity. The Company currently has $18.0 million outstanding, and up to $32.0 million or gold equivalent, subject to covenant limitations, available until 2001, under its revolving credit facility. The Company currently has no restrictions on the borrowing capacity of this line based on the trailing 90-day average spot price of $294 per ounce of gold. A depressed gold price can limit the Company's ability to borrow under the revolving credit facility, which is measured at the end of each quarter. Continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's borrowing capacity under this facility. The Company believes it is currently in compliance with the covenants under the credit facility. The Company took certain actions in 1998 to improve cash flows, such as reductions in new project and exploration expenditures and increased hedging activities. These actions continue in 1999. While management believes existing loan facilities and other capital resources are adequate for 1999, the Company may be required to seek additional external financing and to further reduce discretionary spending. There can be no assurance that the Company would be successful in attracting external financing on terms and conditions favorable to it.

Certain regulatory agencies may require security to be provided for some or all of the cost to restore land disturbed during operations. The Company has provided letters of credit, surety bonds and corporate guarantees as security for these future reclamation costs. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and the related costs. See note 7 to the consolidated financial statements. These estimates may change based on future changes in operations, costs, reclamation activities and regulatory requirements. See "Governmental and Environmental Regulation." The Company is currently in compliance with all reclamation bonding requirements. In the event that the Company is unable to secure the necessary letters of credit or surety bonds or to provide the necessary corporate guarantees to secure reclamation obligations, the Company could be in violation of its operating permits which could have a significant impact on the Company's ability to continue operating at the specific location. Future reclamation obligations are expected to be funded from operating cash flows.

Gold and Silver Prices
----------------------
The profitability of the Company's current operations is directly related and sensitive to the market price of gold and silver. Gold prices are currently and have been at depressed levels since the beginning of 1997. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, including global supply and demand, expectations with respect to the rate of inflation, the exchange rates of the dollar to other currencies, interest rates, forward selling by producers, central bank sales and purchases, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, global or regional political, economic or financial situations and a number of other factors.

The current demand for, and supply of, gold and silver affect the prices of such metals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold or silver prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its mines. In January 1998, the Company temporarily suspended operations at the Lupin mine. Although the Company has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the Company's hedging strategies will be successful. See "Other-Precious Metal Sales and Hedging Activities." Furthermore, should the Company experience a prolonged period of depressed gold prices and prepare its reserve calculations and/or life-of-mine plans at significantly lower prices than those used at year-end 1998, the Company could experience additional material write-downs of its investment in mining properties. See "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Value."

Estimation of Asset Carrying Values
-----------------------------------
The Company periodically undertakes a detailed review of the life-of-mine plans for its operating properties and an evaluation of the Company's portfolio of development projects, exploration projects and other assets. The recoverability of the Company's carrying values of its operating and development properties are assessed by comparing carrying values to estimated future net cash flows from each property. In 1998, for purposes of estimating future cash flows, price assumptions of $325 per ounce of gold and $5.00 per ounce of silver were used, except for 1999, for which prices of $290 per ounce of gold and $5.00 per ounce of silver were used. For other assets, carrying values were compared to estimated net realizable values based on market comparables or quoted market prices. Utilizing these price assumptions, no asset impairments were evident. In 1997, a similar analysis was performed using price assumptions of $350 per ounce of gold and $5.00 per ounce of silver, except for 1998, for which price assumptions were $300 per ounce of gold and $5.00 per ounce of silver. As a result of those assumptions, the Company recorded a $346.0 million provision for impaired assets in 1997. See note 8 to the consolidated financial statements for further detail of the components of these provisions.

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

Uncertainty of Reserve and Other Mineralization Estimates
---------------------------------------------------------
There are numerous uncertainties inherent in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the Company. The estimation of reserves and other mineralization involves subjective judgments about many relevant factors, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Assumptions about prices are subject to great uncertainty and gold and silver prices have fluctuated widely in recent years and are currently at depressed levels. See "Gold and Silver Prices." No assurance can be given that the volume and grade of reserves mined and processed and recovery rates will be as anticipated. Declines in the market price of gold and related precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization uneconomic to exploit. The prices used in estimating the Company's ore reserves at December 31, 1998 were $325 per ounce of gold and $5.75 per ounce of silver. The market prices were $286 per ounce of gold and $4.87 per ounce of silver at December 31, 1998. The market price of gold is below the price at which the Company estimates its reserves. If the Company were to determine that its reserves and future cash flows should be estimated at a significantly lower gold price than that used at December 31, 1998, there would likely be a reduction in the amount of gold reserves. For example, the Company estimates that, based on extrapolation of information developed in reserve estimation, but without the same degree of analysis as required for reserve estimation, if the Company's reserves at December 31, 1998 were based on a price of $300 per ounce of gold, reserves at the operating properties would decrease approximately 12% and reserves at development properties would decrease approximately 17%. Under certain such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. The Company recently deferred final construction decisions on two planned gold mines (Aquarius and Paredones Amarillos) and deferred further development of the Ulu satellite deposit. Additionally, in January 1998, the Company temporarily suspended operations at the Lupin mine. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

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

The Company periodically reviews mining schedules, production levels and asset lives in its life-of-mine planning for all of its operating and development properties. Significant changes in the life-of-mine plans can occur as a result of mining experience, new ore discoveries, changes in mining methods and rates, process changes, investments in new equipment and technology, precious metals price assumptions, and other factors. Based on this analysis, the Company reviews its accounting estimates and in the event of an impairment, may be required to write-down the carrying value of a mine or mines. This complex process continues for the life of every mine. See "Estimation of Asset Carrying Values."

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

Exploration Risks
-----------------
Since mines have limited lives based on proven and probable reserves, the Company continually seeks to replace and expand its reserves. Moreover, two of the Company's mines, McCoy/Cove and Kettle River have entered a period of declining production as the existing ore reserves are depleted, which has led to significant emphasis on the Company's exploration program. Mineral exploration, at both newly acquired properties and existing mining operations, is highly speculative in nature, involves many risks and frequently does not result in the discovery of minable reserves. There can be no assurance that the Company's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the Company's proven or probable reserves. If proven or probable reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. For example, a new feasibility study completed in December 1996 on the Alaska-Juneau project concluded that the project was uneconomic as designed, and the Company recorded a $77.1 million provision in connection with the decision not to proceed. Similarly, the feasibility study on the

Kingking project completed in the third quarter of 1997 indicated that the project was uneconomic with the option agreement in place and the Company recorded a $50.0 million provision to write off its entire investment in the project. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines. In the event that new reserves are not developed, the Company will not be able to sustain any mine's current level of gold or silver production beyond the life of its existing reserve estimates.

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

Mining Risks and Insurance
--------------------------
The business of gold and silver mining is generally subject to a number of risks and hazards, including environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage to the Company's properties or the properties of others, delays in mining, monetary losses and possible legal liability. The Company maintains insurance against certain risks that are typical in the gold mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage in certain circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the Company or to other companies within the industry on acceptable terms. In 1996, the Company recorded a $30.0 million provision related to estimated costs to remove waste rock from a portion of the pit wall at McCoy/Cove that had collapsed. See "Other-Insurance and Mining Risks."

Governmental Regulation
-----------------------
The Company's mining operations and exploration activities are subject to extensive Canadian, U.S. or other foreign federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection and remediation of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances and other matters. See "Other-Governmental Regulation and Environmental Issues." The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the Company's mines and other facilities in compliance with such laws and regulations are significant. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or operation of a mine.

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

Risk of International Operations
--------------------------------
Many of the mineral rights and interests of the Company are subject to governmental approvals, licenses, agreements (such as the Kuranakh PSA) and permits. Such approvals, licenses, agreements and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. No assurance can be given that the Company will be successful in obtaining any or all of the various approvals, licenses, agreements, and permits it seeks, that it will obtain them in a timely fashion, or on terms favorable to it, or that it will be able to maintain them in full force and effect without modification or revocation.

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

Title to Properties
-------------------
Certain of the Company's United States mineral rights, including at the Round Mountain and McCoy/Cove properties, consist of unpatented lode mining claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and may be either lode claims or placer claims depending upon the nature of the deposit within the claim. In addition, unpatented millsite claims, which may be used for processing operations or other activities ancillary to mining operations, may be located on federal public lands that are non-mineral in character. Unpatented mining claims and millsites are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of unpatented mining claims on federal lands, which constitute the bulk of the Company's property holding at the McCoy/Cove mine in Nevada and which constitute 19% of the reserves at the Company's 50% owned Round Mountain mine in Nevada, is often uncertain and may be contested (by the federal government) or challenged (by third parties) and subject to title defects. Unpatented mining claims may only be located on U.S. federal public lands open to appropriation, and are generally considered to be subject to greater title risk than other real property interest. The validity of an unpatented mining claims, in terms of its location and maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. While the Company has obtained various reports, opinions and certificates of title with respect to certain of the unpatented mining claims it owns or to which it has rights in accordance with what the

Company believes is industry practice, there can be no assurance that the title to any of its claims may not be defective.

Inflation and Currency Risks
----------------------------
The Company directly or indirectly holds mining interests in several countries, including Mexico, Brazil, Russia, Burkina Faso, Ghana, and Chile, which historically have had unstable currencies as a result of inflation, currency controls or other reasons. Although the production resulting from such mining interests is generally sold in U.S. dollars, the Company is vulnerable to the effects of inflation in its operations in certain countries, and profitability levels may be eroded by unfavorable exchange rates. None of the countries in which the Company holds mineral interests currently restricts the repatriation of profits, other than through the requirement to register such distributions. While recent years have seen a generally positive trend toward lowering inflation and stabilizing exchange rates in these countries, there is no assurance that governments will continue with current economic policies or that inflation will be lower than it has been historically. See "Exchange Rates."

Year 2000 Risks
---------------
The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. Similar to other companies, the year 2000 problem affects information technology (IT) and non-IT systems commonly referred to as embedded micro-processors in operating equipment. See "Management's Discussion and Analysis of Financial Condition and Operating Results - Impact of Year 2000." The expected cost and date of completion of the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Due to this uncertainty and the uncertainty related to the efforts of suppliers and other third parties, it is not possible to determine whether the effects of the Year 2000 issue will have a material effect on the operating results of the Company.

GLOSSARY
The following terms are described to aid in understanding the Company's Form 10-K and other periodic filings. Geological terms are generally not included.

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

DORE - An unrefined bar of bullion containing an alloy of gold, silver and impurities. The Company ships dore bars to refiners for further processing, then sells the refined gold and silver to precious metal dealers, mainly banks and their affiliates.

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

GOLD LOAN - A low interest rate method of debt financing that also acts to hedge future selling prices. A gold producer borrows gold bullion from a bank or dealer and sells it on the spot market, thereby establishing the sales price for the quantity of gold borrowed. The producer replaces the borrowed gold from its future production according to an agreed upon schedule. A gold loan allows the producer to receive the proceeds from the sale of the borrowed gold immediately, rather than as the metal is produced.

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

                                                                         Year ended December 31,
                                                     -----------------------------------------------------------------
                                            1999*         1998          1997          1996          1995          1994
                                       ---------     ---------     ---------     ---------     ---------     ---------
High                                       $ 291         $ 313         $ 367         $ 415         $ 396         $ 396
Low                                          284           273           283           367           372           370
Average                                      287           294           332           388           384           384
End of Period                                286           286           293           369           387           383

* Through February 19, 1999

SILVER PRICES
The following table sets forth annual high, low, average and end of period noon prices in U.S. dollars per troy ounce as quoted by Handy & Harman.

                                                                         Year ended December 31,
                                                     ------------------------------------------------------------------
                                           1999*          1998          1997          1996          1995          1994
                                       ---------     ---------     ---------     ---------     ---------     ---------
High                                       $5.71         $7.31         $6.13         $5.79         $6.01         $5.76
Low                                         4.92          4.72          4.18          4.67          4.36          4.63
Average                                     5.32          5.54          4.87          5.18          5.20          5.29
End of Period                               5.59          4.87          6.13          4.87          5.11          4.87

* Through February 19, 1999

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

                                                               Year ended December 31,
                                       --------------------------------------------------------------------
                            1999*           1998          1997          1996          1995             1994
                         ----------    ---------     ---------     ---------    ----------        ---------
High                     C$  1.4870    C$ 1.4075     C$ 1.3353     C$ 1.3310     C$ 1.3285        C$ 1.3103
Low                          1.5298       1.5765        1.4358        1.3822        1.4238           1.4078
Average                      1.5092       1.4823        1.3838        1.3638        1.3689           1.3699
End of Period                1.4903       1.5512        1.4352        1.3697        1.3655           1.4030

* Through February 19, 1999

CONVERSION TABLE
For ease of reference, the following conversion factors are provided. The term "ounce" as used in this report means "troy ounce."

1 mile              =      1.6093 kilometers
1 foot              =      0.305 meter
1 acre              =      0.4047 hectare
1 U.S. gallon       =      3.785 liters
1 short ton         =      2,000 pounds
                    =      907.2 kilograms
1 troy ounce        =      1.097 avoirdupois ounces
                    =      31.103 grams

MINE PROCESSING
Milling is the traditional method of recovering gold from ore. All of the Company's producing mines including Lupin use milling. Details of the process vary from mine to mine, but the principles remain the same. The mill recovery process at the McCoy/Cove operation, where both oxide ores and sulfide ores are processed, is illustrated on page 50.

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

     The leftover solids from the leach tanks, called tailings, are pumped to a treatment plant, where the contaminants are neutralized using sulfur dioxide (SO\\2\\) and air. The tailings are then pumped to a lined tailings pond. The solids settle to the bottom, and the water that doesn't evaporate is recirculated back to the mill.

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

     After being loaded onto the impermeable leach pad, the ore is sprinkled for approximately 100 days with a weak sodium cyanide solution. This penetrates the ore, dissolving the almost-microscopic bits of gold and silver. The "pregnant" solution drains to the collection area at the lower side of the pad and flows to a pump. At the end of the leach cycle, the leached ore is washed with water and drained.

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

See "Business and Properties-Other-Government Regulation and Environmental Issues."

OTHER
The Company is also engaged in routine litigation incidental to its business.


          ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The Company's common shares were first sold to the public at $2.36 per share in April 1983 after giving effect to the six-for-five share split in 1983 and the two-for-one share split in 1987. The Company's current stock exchange listings, together with the date of listing, are set out below.

     Canada-Toronto (April 1983)
     United States-American (October 1983)
     France-Paris (March 1985)
     Belgium-Brussels (October 1985)
     Switzerland-Zurich (April 1987)
     Germany-Frankfurt (November 1988)

The following table sets forth for the period from January 1, 1997 through January 31, 1999 the high and low reported prices and trading volume of the common shares on The Toronto Stock Exchange and the American Stock Exchange.

                                        The Toronto Stock Exchange                       American Stock Exchange
                                        --------------------------                       ------------------------
                                     High           Low          Volume            High           Low          Volume
                                      (Canadian Dollars)     (shares in               (U.S. Dollars)       (shares in
                                                             thousands)                                    thousands)
---------------------------------------------------------------------------------------------------------------------
1997
----
First Quarter                       10.80           8.10          9,264            7.94           6.00         36,001
Second Quarter                       9.40           7.35          8,533            6.88           5.31         25,854
Third Quarter                        8.15           6.55          5,402            5.94           4.75         21,262
Fourth Quarter                       8.10           2.85         12,375            5.88           2.00         44,273
1998
----
First Quarter                        3.70           2.20          9,716            2.63           1.25         40,234
Second Quarter                       5.60           3.15          5,622            3.88           2.19         20,497
Third Quarter                        4.05           2.40          5,221            2.69           1.56         19,041
October                              4.30           3.22          1,082            2.81           2.06          4,950
November                             3.80           3.00          1,735            2.94           2.06          5,546
December                             3.35           2.65            581            2.19           1.69          4,366
1999
----
January                              3.18           2.50            859            2.19           1.63          3,244
---------------------------------------------------------------------------------------------------------------------

On February 19, 1999, the closing price of the common shares on The Toronto Stock Exchange and on the American Stock Exchange was C$2.65 and U.S. $1.88, respectively.

On February 19, 1999, the Company had 140,607,145 common shares outstanding held by approximately 66,000 registered and nominee shareholders.

DIVIDENDS
The Company suspended payment of dividends beginning in 1997. Historically, dividends payable to Canadian residents have been converted to and paid in Canadian dollars.

The declaration and payment of future dividends is dependent upon the Company's capital requirements, earnings and economic outlook. Additionally, in 1998, the Company exercised its right to defer its April and October interest payment to holders of the capital securities. During the deferral period, the Company is prohibited from paying dividends.

See "Certain Tax Matters-Canadian Federal Income Tax Considerations" for information with respect to Canadian withholding tax applicable to non-Canadian shareholders.

CERTAIN TAX MATTERS
The following paragraphs summarize certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on common shares of the Company and certain United States and Canadian federal income tax considerations in connection with a disposition of common shares. These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect. There are other potentially significant United States and Canadian federal income tax considerations and state, provincial or local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from taxpayer to taxpayer depending on the taxpayer's particular status. Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations which may apply to their particular situation.

United States Federal Income Tax Considerations
-----------------------------------------------
Dividends on common shares paid to U.S. citizens or corporations (including any Canadian federal income tax withheld) will be generally subject to U.S. federal ordinary income taxation to the extent that a shareholder received a distribution out of the shareholder's ratable share of the Company's current or accumulated earnings and profits (e.g., a taxable dividend distribution). To the extent that the amount of the dividend distribution exceeds the shareholder's ratable share, such excess would not be taxable but would reduce the shareholder's basis in the Company's common stock. To the extent that the distribution exceeds the shareholder's adjusted basis in the shares (i.e. cost less all non-taxable dividend distributions), the excess would be taxable as a gain as if the shareholder had sold or exchanged the shares. In this case, holding periods for capital gain purposes would be the same as the holding period for such stock from which that dividend would be attributed. Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the Company, in which case a portion of such dividend may be eligible for such deduction).

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

The Company believes that it is not a "passive foreign investment company" (a "PFIC"), a "foreign personal holding company" (a "FPHC"), or a "controlled foreign corporation" (a "CFC"), for United States Federal income tax purposes, and the Company does not expect to become a PFIC, a FPHC or a CFC. If the Company were, or were to become, a PFIC, a FPHC, or a CFC, some or all United States shareholders would be required to include in their taxable income certain undistributed amounts of the Company's income, or, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain "excess distributions," including gains on the sale of stock.

Any United States person who owns 5% or more in value of the stock of the Company may be required to file IRS Form 5471 with respect to the Company and its non-United States subsidiaries to report certain acquisitions or dispositions of stock of the Company. Annual filings of Form 5471 would be required from any United States person owning 50% or more of the stock of the Company or, if the Company were a FPHC or a CFC, from certain United States persons owning 10% or more of the stock of the Company.

Canadian Federal Income Tax Considerations
------------------------------------------
Dividends paid on common shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada-U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on common shares is 5%, if such dividends were paid to a shareholder which is a company and which owns at least 10% of voting stock of the Company, or 15% in all other cases. Generally, a non-resident of Canada who holds common shares as capital property will not be subject to Canadian federal income tax on capital gains realized on the disposition of his or her common shares provided that during the five years preceding the disposition the non-resident, together with non-arm's-length persons, has not at any time owned 25% or more of the issued shares of any class of the Company.

                        ITEM 6-SELECTED FINANCIAL DATA

The following table is derived in part from the audited consolidated financial statements of the Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with principles generally accepted in the United States (except as described in footnote 1 to this table and note 13 to the Company's consolidated financial statements). This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

SELECTED FINANCIAL DATA/(1)/
Year ended December 31
millions of U.S. dollars except
for gold price and per share data                                   1998         1997         1996         1995       1994
----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                                                            $ 232.2      $ 305.4      $ 337.3      $ 360.7   $  377.6
Average gold price realized per ounce                              $   333      $   362      $   384      $   388   $    387
Earnings (loss) before taxes/(2)/                                  $ (19.8)     $(418.7)     $(176.1)     $ (44.7)  $   13.0
Effective tax rate                                                    (1.8%)       (0.4%)       (0.4%)        7.2%     (33.3%)
Earnings (loss) before preferred share dividends/(2) (4)/          $ (20.1)     $(420.5)     $(176.7)     $ (41.6)  $   17.3
Net earnings (loss)/(2)/                                           $ (20.1)     $(420.5)     $(176.7)     $ (50.1)  $    8.0
Net earnings (loss) attributable to common shareholders/(2)(3)     $ (32.6)     $(426.2)     $(176.7)     $ (50.1)  $    8.0
Earnings (loss) per common share/(2)/                              $ (0.23)     $ (3.06)     $ (1.31)     $ (0.43)  $   0.07
Weighted average common shares outstanding (millions)                140.1        139.4        134.4        116.2      112.5
BALANCE SHEET DATA
Working capital (deficiency)                                       $ (13.9)     $ (28.7)     $ (52.9)     $ 109.6   $  186.2
Current ratio                                                         0.81         0.73         0.74         1.84       4.24
Total assets                                                       $ 368.1      $ 432.8      $ 832.1      $ 871.2   $  881.7
Gold, silver and currency financings                               $  52.8      $  66.5      $ 182.9      $ 152.8   $  132.7
Deferred income taxes                                              $   7.5      $   7.9      $   8.4      $   8.1   $    8.4
Common shareholders' equity                                        $ 133.8      $ 153.7      $ 492.3      $ 588.9   $  509.7
Common shares outstanding (millions)                                 140.6        139.4        139.4        129.9      112.7
OTHER DATA
Dividends paid on common shares - total                            $    --      $    --      $  10.1      $   9.0   $    8.5
                                - per share                        $    --      $    --      $0.0750      $0.0750   $ 0.0750
Dividends paid on convertible preferred
   shares of subsidiary/ (4)/  - total                             $    --      $    --      $    --      $   8.5   $   10.1
                               - per share                         $    --      $    --      $    --      $  1.75   $   1.75
Net cash flows provided from (used in) operating activities        $  14.1      $  (9.2)     $  29.9      $  67.3   $   92.2
   activities
Capital and exploration spending                                   $  24.1      $ 151.1      $ 161.7      $ 138.3   $   66.8
----------------------------------------------------------------------------------------------------------------------------

/(1)/ This information should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes. Contingencies are described in notes 16 and 17 to the Company's consolidated financial statements. The Company's consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. Had the consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would be disclosed as follows. See also note 13 to the Company's consolidated financial statements.

                                                 1998            1997            1996            1995          1994
      ---------------------------------------------------------------------------------------------------------------
      Earnings (loss) before income taxes       $ (39.5)       $ (505.8)       $ (173.1)        $ (39.2)      $ 19.2
      Net earnings (loss)                       $ (39.9)       $ (460.6)       $ (173.7)        $ (44.6)      $  9.3
      Earnings (loss) per common share          $ (0.28)       $  (3.30)       $  (1.29)        $ (0.38)      $ 0.08
      Total assets                              $ 358.6        $  423.9        $  919.6         $ 881.3       $872.6
      Deferred income taxes                     $   7.5        $    7.9        $   55.0         $   8.1       $  8.4
      Common shareholders' equity               $  12.6        $   55.9        $  533.1         $ 599.0       $500.6
      ---------------------------------------------------------------------------------------------------------------

/(2)/ In 1997, the Company recorded a $362.7 million provision for impaired assets and other charges ($2.60 per share). In 1996, the Company recorded a $30.0 million ($0.22 per share) provision related to the estimated costs to remove waste rock from a portion of the Cove pit wall that had collapsed at the McCoy/Cove mine in Nevada and recorded a $77.1 million ($0.57 per share) provision to write off the $57.1 million book value of its Alaska-Juneau development property in Alaska and to accrue $20.0 million for estimated reclamation and closure costs.

/(3)/ After interest expense on the equity portion of the capital securities, issued in March 1997. See note 6 to the consolidated financial statements.

/(4)/ All of the outstanding shares of preferred stock of subsidiary were redeemed or converted into common shares of the Company during 1995.

                ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial results of the Company's operations for the years 1996 through 1998 should be read in conjunction with the financial data and the Company's consolidated financial statements, included elsewhere in this report. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with those principles generally accepted in the United States, except as described in note 13 to the Company's consolidated financial statements.

Material changes in the Company's reserves may significantly impact results of operations and asset carrying values. See the discussion of reserves in "Business and Properties-Reserves."

The following contains statements that are, by their nature, forward looking and uncertain. See "Cautionary 'Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995", "Business and Properties-Risk Factors" and "Commitments and Contingencies" for a discussion of certain factors which should be considered in evaluating these statements.

SUMMARY
The Company had a net loss of $20.1 million ($0.23 per share) in 1998, compared with $420.5 million ($3.06 per share) in 1997 and $176.7 million ($1.31 per share) in 1996.

The 1998 results reflect reduced operating costs and decreased exploration and development spending compared to 1997, partially offset by lower revenues resulting from lower gold and silver volumes and decreased average gold price realized. The 1997 results reflect $346.0 million in provisions for asset impairment (see note 8 to the consolidated financial statements) and $16.7 million of severance expense related to the downsizing, as well as lower gold and silver prices realized and lower volume of gold sold when compared to 1996.

The average gold price realized by the Company in 1998 was $333 per ounce, including forward sales, put options, gold loan repayments and the impact of deferred revenue related to the restructuring of hedge positions. This was above the average market price of $294 per ounce in 1998, but lower than the $362 per ounce average price realized in 1997. To help protect against any potential further decline in the gold price, the Company has hedged over 90% of its estimated 1999 gold production at a minimum average price of $349 per ounce.

Production targets for 1999 are 455,000 to 475,000 ounces of gold and 7 to 8 million ounces of silver.

In 1998, net cash flows provided by operating activities were $14.1 million after cash exploration and development expenses of $12.0 million.

The Company's sharply reduced exploration and development programs, in response to market conditions, may be expected to limit the discovery and development of new reserves. Over the long term, this could have adverse implications since McCoy/Cove and Kettle River are nearing the ends of their mine lives.

RESULTS OF OPERATIONS
Revenue
-------
Revenue declined to $232.2 million in 1998 from $305.4 million in 1997 principally due to decreased gold and silver sales volume ($62.3 million) reflecting declining grades at McCoy/Cove and Kettle River and the absence of production at Lupin due to the temporary suspension of operations in January 1998. Revenue was also impacted by lower gold prices realized in 1998 compared to 1997 ($16.0 million). In

1997, revenue declined to $305.4 million from $337.3 million in 1996, reflecting lower gold prices realized and lower production at McCoy/Cove and Lupin related to declining ore grades.

Gold and Silver Hedging
-----------------------
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company reduces the risk of future price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, forward sale contracts, spot-deferred contracts, swaps and options. The Company's hedging activities and commitments are described in detail in note 16 to the consolidated financial statements.

In 1998, the Company delivered approximately 96% of gold production against forward sales, put options and gold loans at an average commitment price of $341 per ounce. This compares with 33% of gold production at an average price of $397 in 1997 and 25% of gold at an average price of $375 in 1996. Approximately 50% of silver production was delivered against forward sales at an average cash price of $5.44 per ounce in 1998. This compares to 7% at an average price of $5.32 in 1997 and 45% at an average price of $5.85 in 1996. Deliveries in 1997 reflect the impact of the January 1997 repurchase of the Company's outstanding gold and silver forward sales contracts and replacement of these contracts with put options. The Company did not rebuild its forward portfolio until the third and fourth quarters of 1997.

In 1999, the Company has protected itself against price declines by hedging over 90% of its planned 1999 gold production at a minimum average price of $349 per ounce, along with 5.2 million ounces of silver at $5.76 per ounce.

Operating Costs
---------------
Consolidated cash operating costs were $208 per ounce of gold produced in 1998, $249 in 1997 and $254 in 1996. The 1998 decrease results from the impact of third quarter 1997 write-down deferred mining balances, lower reagent usage and manpower reductions at McCoy/Cove, lower stripping costs at Round Mountain associated with the change in the mine plan instituted in 1997 and the absence of higher-cost production from Lupin in 1998. These reductions in cost per ounce were partially offset by lower mill grades at McCoy/Cove and Kettle River. The 1997 decrease reflected a series of cost-reduction initiatives, along with increased dedicated pad tonnage and higher reusable pad recoveries at Round Mountain. The 1996 increase was principally due to the planned mining of lower-grade ores. Cash operating costs per ounce vary with the number of tons and grade of ore processed. They generally reflect mining and processing costs, most significantly labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance.

The Company's cash operating cost target for 1999 is $235 to $245 per ounce of gold produced, reflecting the anticipated lower production levels.

Royalties
---------
Royalties decreased to $7.5 million in 1998 and $8.3 million in 1997 from $9.6 million in 1996 primarily due to lower precious metals prices. The Company's target for 1999 is $7 to $8 million, reflecting similar levels of royalty bearing production. Details of the Company's royalties are provided in note 17 to the consolidated financial statements.

Production Taxes
----------------
Production taxes increased in 1998 compared to 1997 due to timing differences. Production taxes decreased in 1997 compared to 1996, reflecting lower precious metals prices and lower gold production at McCoy/Cove. Less cash flow reduces the net profit on which the production taxes are calculated. Production taxes are expected to be about the same in 1999 as 1998.

Depreciation and Amortization
-----------------------------
Depreciation and amortization decreased to $63.3 million from $79.3 million in 1997. Amortization varies with the quantity of gold and silver sold and the mix of production from the various mines. The quantities of the Company's proven and probable reserves and other mineralization also affect amortization expense, as the Company's investment is amortized over these ounces. Amortization expense of $17.5 million in 1998 and $27.4 million in 1997 compared to $29.8 in 1996 reflect the impact of the third quarter 1997 write-down of ore body carrying values at Kettle River. 1998 depreciation was further decreased by the absence of Lupin production in 1998. Depreciation expense was $45.8 million in 1998, $51.9 million in 1997, and $56.7 million in 1996. The decreases in depreciation expense in 1998 and 1997 from 1996 reflect the fact that as McCoy/Cove approaches the end of its useful life, major groups of its assets are fully depreciated and not being replaced. 1998 depreciation expense was also impacted by reduced depreciation of Lupin assets during the temporary suspension of operations.

On a per-ounce basis, depreciation and amortization expense was $87 in 1998, $90 in 1997 and $98 in 1996. The depreciation portion alone was $62 in 1998, $58 in 1997 and $64 in 1996. The amortization portion was $25 in 1998, $32 in 1997 and $34 in 1996.

For 1999, the Company expects depreciation and amortization expense to be in the range of $55 to $60 million, down from $63.3 million in 1998.

Reclamation and Mine Closure
----------------------------
Reclamation and mine closure expense decreased in 1998 compared to 1997 primarily due to the absence of production at the Lupin mine, and increased from 1996 to 1997, reflecting increased accruals for reclamation and closure activities (see note 7 to the consolidated financial statements). For 1999, the Company expects this expense to be in the range of $5 to $6 million.

General and Administrative
--------------------------
General and administrative costs were sharply reduced in 1998 and 1997, reflecting the downsizings and cost reduction initiatives undertaken in response to depressed gold prices. These costs had risen in 1996, mostly due to increased permitting, exploration and business development activities. For 1999, the Company expects general and administrative costs to be in the range of $7 to $8 million.

Exploration and Development
---------------------------
Exploration and development expense was $12.0 million in 1998, down from $34.9 million in 1997, in response to depressed gold prices. Exploration and development expenses in 1996 reflected the Company's stepped-up efforts to locate and develop potential new gold deposits in response to the maturation of the McCoy/Cove and Kettle River mines.

For 1999, the Company expects its exploration and development expenditures to total $10 to $12 million, similar to 1998. This budgeted amount will be reviewed if gold prices improve.

Interest and Other
------------------
Interest and other expenses are described in note 9 to the consolidated financial statements. The net interest expense portion was $5.2 million in
1998, $2.6 million in 1997, and $2.1 million in 1996.   In 1998, the other
portion includes the net gains on the sale of various assets of $7.9 million, partially offset by an unrealized loss of $3.0 million due to market declines in the Company's share investment portfolio.

Provision for Impaired Assets and Other Charges
-----------------------------------------------
Provision for impaired assets and other charges of $362.7 million in 1997 consisted of $346.0 million in provisions for impaired assets and $16.7 million for severance costs. The $346.0 provision included $50.0 million to write off the Kingking project in the Philippines; $143.6 million to write off the Company's investment in Santa Elina; $127.0 million to reduce the carrying values of Lupin ($65.0 million), McCoy/Cove ($47.0 million) and Kettle River ($15.0 million); and $25.4 million to write down certain share investments and other assets to market value and to provide for estimated legal and closure expenses.

The $107.1 million charge in 1996 consisted of $77.1 million to write off the Company's entire investment in the Alaska-Juneau project, including a $20.0 million reserve to cover estimated reclamation and closure responsibilities, and a $30.0 million provision for McCoy/Cove pit wall remediation.

See note 8 to the consolidated financial statements.

Income Tax Expense
------------------
Income tax expense is described in note 10 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
In December 1997, the price of gold fell as low as $281 per ounce, its lowest level in 18 years. In 1998, the market price of gold averaged $294 per ounce. The Company needs a significantly higher gold price before it will resume operations at the Lupin mine, proceed with construction of the Aquarius or the Paredones Amarillos mines, expand its exploration activities, or pursue new acquisitions or investments.

Net cash flows provided from operating activities were $14.1 million in 1998, compared with net cash flows used in operating activities of $9.2 million in 1997, and net cash flows provided from operating activities of $29.9 million in 1996. The 1998 results reflect decreased cash operating costs and decreased exploration and development spending, partially offset by lower gold and silver revenues.

Net cash used in investing activities in 1998 totaled $4.3 million. Included was $27.0 million invested in mining properties, plant and equipment. This was partly offset by proceeds from the first quarter 1998 repurchase of a portion of the Company's gold forward position ($8.7 million), proceeds on the sale of the Company's investment in Santa Elina ($6.3 million), proceeds on the sale of mining properties, plant and equipment ($5.0 million) and proceeds on the sale of certain share investments ($3.0 million.)

Cash used in financing activities was $18.8 million in 1998, primarily related to debt repayments.

The Company currently has $18.0 million outstanding, and up to $32.0 million or gold equivalent, subject to covenant limitations, available until 2001, under its revolving credit facility. The Company currently has no restrictions on the borrowing capacity of this line based on the trailing 90-day average spot price of $294 per ounce of gold. A depressed gold price can limit the Company's ability to borrow under the revolving credit facility, which is measured at the end of each quarter. Continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's borrowing capacity under this facility. The Company believes it is currently in compliance with the covenants under the credit facility. The Company took certain actions in 1998 to improve cash flows, such as reductions in new project and exploration expenditures and increased hedging activities. The Company is continuing with these efforts in 1999.

At year-end 1998, the Company had $8.0 million in cash and cash equivalents and $3.3 million in short-term investments.

At December 31, 1998, the Company's current debt was $11.7 million and its long-term debt was $41.1 million.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (note 6 to the consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to a trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. The present value of the capital securities' principal amount, $4.7 million, has been classified as debt within gold and other financings (note 5). The present value of the future interest payments of $95.3 million, accrued interest related to the April 1999 interest payment plus deferred interest accrued at December 31, 1998 of $12.7 million has been classified within a separate component of shareholders' equity as the Company has the unrestricted ability to settle the future interest payments by issuing its own common shares to the trustee for sale. The Company has exercised its right to defer both its April 1998 and October 1998 interest payments to holders of the capital securities.

The Company expects to spend $12 million for capital expenditures in 1999. The Company will rely on its operating cash flow and credit facilities to fund its planned 1999 capital expenditures. The Company will continue to monitor its discretionary spending in view of the current low gold price environment and the cost structure of its operating mines.

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

The gold- and silver-related instruments used in these transactions include commodity loans, fixed and floating forward contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The Company also engages in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs. In 1997, the Company swapped a portion of its 11% interest obligation for the capital securities for a gold delivery commitment, reducing its effective interest rate. In the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in the conversion of the swap ounces to forward sales commitments. See note 16 to the consolidated financial statements.

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

The Company's forward sales commitments, gold loan and swap commitments and option positions are described in note 16 to the Company's consolidated financial statements.

The Company's obligation to purchase Canadian dollars are described in note 16 to the Company's consolidated financial statements.

The Company's crude oil commitments are described in note 16 to the Company's consolidated statements.

See "Qualitative and Quantitative Disclosures about Market Risk."

The Company's operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing future costs. See "Business and Properties-Other-Government Regulation and Environmental Issues."

The Company's operations are subject to certain royalty obligations as described in note 17 to the Company's consolidated financial statements.

Lease commitments are described in note 17 to the Company's consolidated financial statements.

The Company's provisions for future reclamation and closure costs at the former Sunnyside mine in Colorado and the Alaska-Juneau development property in Alaska are reviewed periodically and may be adjusted as additional information becomes available.

Other commitments and contingencies are discussed in notes 16 and 17 to the consolidated financial statements.

IMPACT OF YEAR 2000

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors such as slower transaction processing and slower financial reporting to significant systems failure which could affect the Company's ability to conduct normal business operations, which may result in the interruption of metal production.

The Company is assessing the Year 2000 issue and is in the process of modifying or upgrading portions of its software to address the issue. The estimated cost of this remediation is estimated to be less than $1 million and is being expensed as incurred. To date, the Company has completed a substantial portion of the planned modifications to information technology, and expects this work to be concluded by the end of the first quarter of 1999. The Company is also performing modifications to embedded computer systems within operating equipment. The Company plans to complete modifications to critical operating systems such as the crusher, mill and truck dispatch systems by the end of the second quarter 1999. Contingency plans have and continue to be developed for other equipment, such as the rolling back of clocks for date-sensitive equipment. Additionally, critical third party suppliers of reagents, power, fuel and other mine site supplies have been contacted to inquire about uninterrupted delivery of major operating parts and materials. The Company intends to have fully stocked inventories of critical supplies at the end of 1999. A prolonged delay in the delivery of key supplies such as electrical power, fuel and reagents could result in the interruption of metal production.

Although the Company expects its systems to be year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the year 2000 compliance programs of its suppliers. The Company also cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after December 31, 1999.

The expected cost and date of completion of the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of suppliers, or other third parties, will be fully resolved.

               ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES
                               ABOUT MARKET RISK

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

The following table provides information as of December 31, 1998 about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in commodity prices and interest rates.

                                                       Expected Year of Maturity
                                    -------------------------------------------------------------
(Amounts in millions of U.S.                                                                         Fair Value
dollars, except amounts per                                                                There-   of Financial
ounce or unless otherwise noted)          1999       2000      2001      2002      2003     after    Instruments
----------------------------------------------------------------------------------------------------------------
Assets:
   Short-term investments             $    3.3         --        --        --        --        --          $ 3.3
Liabilities:
   Currency loans                     $    7.8   $   10.7   $  22.5        --        --        --          $41.0
   Gold loans                                                                                              $ 6.9
       Ounces                           15,367      8,658        --        --        --        --
       Price per ounce                $    393   $    388        --        --        --        --
   Capital securities /(1)/                                                                                $ 4.9
       Principal                                                                           $100.0
       Fixed interest rate /(2)/            11%        11%       11%       11%       11%       11%
Derivative financial instruments:
   Gold forward sales                                                                                      $25.4
       Ounces                          255,509    257,925    90,000        --        --        --
       Price per ounce                $    374   $    341   $   321        --        --        --
   Silver forward sales                                                                                    $12.9
       Ounces (000's)                    5,185      6,500     6,500        --        --        --
       Price per ounce                $   5.82   $   6.00   $  6.00        --        --        --
   Gold put options purchased                                                                              $ 0.4
       Ounces                          158,400         --    50,000    50,000    50,000        --
       Price per ounce                $    304         --   $   310   $   310   $   310        --
   Gold call options sold                                                                                  $  --
       Ounces                           25,000         --        --        --        --        --
       Price per ounce                $    300         --        --        --        --        --
   Silver put options purchased                                                                            $(0.4)
       Ounces (000's)                       --      1,000     1,000        --        --        --
       Price per ounce                      --   $   6.00   $  6.00        --        --        --
   Silver call options sold                                                                                $(0.5)
       Ounces (000's)                    2,210         --        --        --        --        --
       Price per ounce                $   5.67         --        --        --        --        --
   Silver put options sold                                                                                 $(5.9)
       Ounces (000's)                    2,000      7,500     7,500        --        --        --
       Price per ounce                $   4.75   $   4.75   $  4.75        --        --        --
   Silver call options purchased                                                                           $ 1.1
       Ounces (000's)                    3,000      6,500     6,500        --        --        --
       Price per ounce                $   9.00   $   9.00   $  9.00        --        --        --
   Foreign currency contracts                                                                              $(6.8)
       Canadian dollars (000's)         49,000     24,000        --        --        --        --
       Exchange rate (C$ toUS$1.00)       1.36       1.34        --        --        --        --
   Crude oil contracts                                                                                     $(0.1)
       Barrrels                         20,000         --        --        --        --        --
       Price per barrel               $  17.63         --        --        --        --        --
----------------------------------------------------------------------------------------------------------------

/(1)/ At December 31, 1998, the present value of the $100.0 million principal payment in 2027 is $4.9 million. At December 31, 1998, the fair value of the entire capital securities obligation, including the interest component, is $52.0 million.

/(2)/ During a period of interest deferral, the interest rate on the capital securities is 12%, compounded semi-annually.

              ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Management's Responsibility For Financial Reporting......................     67
Report Of Independent Chartered Accountants..............................     68
Consolidated Balance Sheet...............................................     69
Consolidated Statement Of Operations.....................................     70
Consolidated Statement Of Deficit........................................     70
Consolidated Statement Of Cash Flow......................................     71
Notes To Consolidated Financial Statements...............................     72

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

                              /s/ Robert L. Leclerc
                              -------------------------------------------------
                              Robert L. Leclerc, Q.C.
                              Chairman and Chief Executive Officer and Director


                              /s/ Peter H. Cheesbrough
                              -------------------------------------------------
                              Peter H. Cheesbrough
                              Senior Vice President, Finance and
                              Chief Financial Officer

January 25, 1999

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

The Board of Directors
Echo Bay Mines Ltd.

We have audited the consolidated balance sheets of Echo Bay Mines Ltd. as at December 31, 1998 and 1997 and the consolidated statements of operations, deficit and cash flow for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in accordance with accounting principles generally accepted in Canada.

Edmonton, Canada                         (signed) Ernst & Young LLP
January 25, 1999                         Chartered Accountants

                              ECHO BAY MINES LTD.

                          CONSOLIDATED BALANCE SHEET

                                  December 31

thousands of U.S. dollars                                                     1998                1997
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $   7,987           $  16,953
      Short-term investments                                                 3,336              10,325
      Interest and accounts receivable                                       3,585               5,927
      Inventories (note 2)                                                  37,929              41,168
      Prepaid expenses and other assets                                      6,635               5,068
--------------------------------------------------------------------------------------------------------
                                                                            59,472              79,441

Plant and equipment (note 3)                                               196,670             238,948
Mining properties (note 3)                                                  95,738             107,820
Long-term investments and other assets                                      16,196               6,558
--------------------------------------------------------------------------------------------------------
                                                                         $ 368,076           $ 432,767
--------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                           $  45,336           $  82,371
      Income and mining taxes payable                                        2,941               3,494
      Gold and other financings (note 5)                                    11,652              14,779
      Deferred income (note 5)                                              13,455               7,461
--------------------------------------------------------------------------------------------------------
                                                                            73,384             108,105

Gold and other financings (note 5)                                          41,119              51,745
Deferred income (note 5)                                                    52,588              54,708
Other long-term obligations (note 7)                                        59,718              56,607
Deferred income taxes                                                        7,513               7,941

Commitments and contingencies (notes 16 and 17)

Common shareholders' equity:
      Common shares (note 12), no par value, unlimited
       number authorized; issued and outstanding -
       140,607,145 shares (139,370,031 shares in 1997)                     713,343             709,593
      Capital securities (note 6)                                          110,862              95,753
      Deficit                                                             (663,875)           (631,320)
      Foreign currency translation                                         (26,576)            (20,365)
--------------------------------------------------------------------------------------------------------
                                                                           133,754             153,661
--------------------------------------------------------------------------------------------------------
                                                                         $ 368,076           $ 432,767
--------------------------------------------------------------------------------------------------------

See accompanying notes.

                              ECHO BAY MINES LTD.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                            Year ended December 31

thousands of U.S. dollars,
except for per share data                                                   1998            1997            1996
------------------------------------------------------------------------------------------------------------------
Revenue                                                                $ 232,181      $  305,429      $  337,316
------------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                                         148,769         213,120         221,126
 Royalties (note 17)                                                       7,547           8,304           9,625
 Production taxes                                                          1,618             865           2,440
 Depreciation and amortization                                            63,286          79,316          86,491
 Reclamation and mine closure                                              6,295           8,819           6,298
 General and administrative                                                8,027          10,948          13,577
 Exploration and development                                              12,010          34,927          63,619
 Interest and other (note 9)                                               4,398           5,191           3,090
 Provision for impaired assets and other charges (note 8)                     --         362,665         107,134
------------------------------------------------------------------------------------------------------------------
                                                                         251,950         724,155         513,400
------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                 (19,769)       (418,726)       (176,084)
Income tax expense (note 10)                                                 354           1,782             618
------------------------------------------------------------------------------------------------------------------
Net loss                                                               $ (20,123)     $ (420,508)     $ (176,702)
------------------------------------------------------------------------------------------------------------------

Net loss attributable to common shareholders (note 6)                  $ (32,555)     $ (426,222)     $ (176,702)
------------------------------------------------------------------------------------------------------------------

Loss per share                                                         $   (0.23)     $    (3.06)     $    (1.31)
------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding (thousands)                140,084         139,367         134,434
------------------------------------------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENT OF DEFICIT

                            Year ended December 31

thousands of U.S. dollars                                                   1998            1997            1996
------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                           $  (631,320)     $ (201,931)     $  (15,109)
Net loss                                                                 (20,123)       (420,508)       (176,702)
Dividends on common shares (note 12)                                          --              --         (10,120)
Interest on capital securities, net of nil tax effect (note 6)           (12,432)         (5,714)             --
Issue costs related to capital securities (note 6)                            --          (3,167)             --
------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                 $  (663,875)     $ (631,320)     $ (201,931)
------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                              ECHO BAY MINES LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                             Year ended December 31

thousands of U.S. dollars                                                                   1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net loss                                                                               $ (20,123)    $ (420,508)    $ (176,702)
Add (deduct):
  Depreciation                                                                            45,792         51,887         56,737
  Amortization                                                                            17,494         27,429         29,754
  Non-cash portion of provision for impaired assets and other charges (note 8)                --        355,782        107,134
  Unrealized losses on share investments                                                   3,013          6,643             --
  Deferred (income) loss included in revenue (note 16)                                    (5,381)       (14,079)         4,244
  Deferral of gains on restructuring of hedge commitments (note 16)                        5,236             --             --
  Non-cash portion of exploration and development expense                                     --            436          7,035
  Net gain on sale of assets (note 9)                                                     (7,942)        (8,847)        (4,469)
  Other                                                                                      (90)           784          2,031
Change in cash invested in operating assets and liabilities:
  Interest and accounts receivable                                                         1,898          2,178           (184)
  Inventories                                                                              3,743         (5,753)         1,368
  Prepaid expenses and other assets                                                       (2,309)         2,812           (361)
  Accounts payable and accrued liabilities                                               (26,748)        (8,824)         3,245
  Income and mining taxes payable                                                           (512)           856             69
------------------------------------------------------------------------------------------------------------------------------
                                                                                          14,071         (9,204)        29,901
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Mining properties, plant and equipment                                                   (26,971)      (112,001)      (103,667)
Investment in Santa Elina (note 4)                                                            --             --        (11,268)
Proceeds on repurchase of Company's
  - gold and silver forward sales (note 16)                                                8,673         54,963             --
  - gold swap (note 16)                                                                       --          8,107             --
  - foreign exchange contracts (note 16)                                                      --          5,995             --
Proceeds on sale of short-term investments                                                 3,018          3,089             --
Long-term investments and other assets                                                      (534)       (21,626)        (3,499)
Proceeds on sale of investment in Santa Elina (note 4)                                     6,252             --             --
Proceeds on sale of plant and equipment                                                    3,763          1,920            801
Proceeds on sale of mining properties                                                      1,195             --             --
Proceeds on sale of long-term investments                                                     --          7,894         13,809
Other                                                                                        342         (1,362)            93
------------------------------------------------------------------------------------------------------------------------------
                                                                                          (4,262)       (53,021)      (103,731)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Currency borrowings                                                                           --         15,538         34,714
Debt repayments                                                                          (18,327)      (131,749)       (38,179)
Capital securities issued, net of issuance costs (note 6)                                     --         96,700             --
Equity portion of interest on capital securities (note 6)                                     --         (4,270)            --
Common share dividends (note 12)                                                              --             --        (10,120)
Common share issues, net of issuance costs (note 12)                                          --             59          4,768
Other                                                                                       (448)          (296)            --
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (18,775)       (24,018)        (8,817)
------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (8,966)       (86,243)       (82,647)
Cash and cash equivalents, beginning of year                                              16,953        103,196        185,843
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                 $   7,987     $   16,953     $  103,196
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
Echo Bay Mines Ltd. mines, processes and explores for gold and silver. Gold accounted for 79% of 1998 revenue and silver 21%. In 1998, the Company had three operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; and Kettle River in Washington, USA. All are 100% owned except for Round Mountain, which is 50% owned. In January 1998, the Company temporarily suspended operations at its Lupin mine in the Northwest Territories, Canada.

The Company's financial position and operating results are directly affected by the market price of gold in relation to the Company's production costs. Silver price fluctuations also affect the Company's financial position and operating results, although to a lesser extent. Gold and silver prices fluctuate in response to numerous factors beyond the Company's control.

The consolidated financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada and, in all material respects, conform with accounting principles generally accepted in the United States, except as described in note 13. The statements are expressed in U.S. dollars.

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

Share investments
Short-term investments, comprised of publicly traded common shares, are recorded at the lower of cost or quoted market prices, with unrealized losses included in income. Long-term common share investments are recorded at cost. A provision for loss is recorded in income if there were a decline in the market value of a long-term share investment that was other than temporary. If the Company's share investment represents more than a 20% ownership interest and the Company can exercise significant influence over the investee, the equity method of accounting is used. The equity method reports the investment at cost, adjusted for the Company's pro rata share of the investee's undistributed earnings or losses since acquisition.

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

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted

assets and liabilities at the year-end exchange rate, and translates additions to non-monetary assets and liabilities, revenue and expenses at average exchange rates. Exchange differences arising on translation are recorded in current earnings.

Revenue recognition
Revenue is recognized when title to delivered gold or silver passes to the buyer.

Earnings (loss)  per share
Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the year. For per share calculations, the amount of capital securities interest that is charged directly to the deficit decreases the earnings, or increases the loss, attributable to common shareholders. Fully diluted earnings (loss) per share is the same as basic earnings (loss) per share because the Company's outstanding options and restrictive share grants are not dilutive.

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

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted

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

Review of life-of-mine plans and carrying values
Plant and equipment are depreciated and mining properties are amortized over their anticipated economic lives. Each year, the Company estimates ore reserves and prepares a comprehensive mining plan for the then-anticipated remaining life of each property. The prices used in estimating the Company's ore reserves at December 31, 1998 were $325 per ounce of gold and $5.75 per ounce of silver. Based on year-end ore reserves and the current life-of-mine plan for each of the Company's properties, the Company reviews its accounting estimates and makes needed adjustments. This complex process continues for the life of every mine.

The Company reviews the carrying value of each mine by comparing the net book value with the estimated undiscounted future cash flow from the property. For purposes of this analysis, the net book value of each mine is reduced by deferred hedging gains pertaining to future production from that mine as well as reclamation and mine closure accruals. If the net book value exceeds the undiscounted future cash flow, then a corresponding impairment write-down is recorded.

Reserve risks
If the Company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than the $325 per ounce price used at December 31, 1998, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by the Company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience material write-downs of its investment in its mining properties (note 8). Under certain of such circumstances, the Company might discontinue the development of a project or mining at one or more of its properties or might temporarily suspend operations at a producing property and place that property in a "care and maintenance" mode. Reserves could also be materially and adversely affected by changes in operating and capital costs and other factors, including but not limited to, short-term operating factors such as the

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


need for sequential development of ore bodies and the processing of new or different ore grades and ore types.

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

The carrying values of gold loans are remeasured using the market value of gold at the reporting date. Differences between these values and the loan proceeds that were originally received are recorded as deferred income and will be included in revenue when the production related to the loans is delivered.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


2. INVENTORIES

                                                       1998            1997
--------------------------------------------------------------------------------
Precious metals  --  bullion                      $    14,704        $14,882
                 --  in-process                         8,568          9,792
Materials and supplies                                 14,657         16,494
--------------------------------------------------------------------------------
                                                  $    37,929        $41,168
--------------------------------------------------------------------------------

3. PROPERTY, PLANT AND EQUIPMENT

Net book value                                                                          1998               1997
----------------------------------------------------------------------------------------------------------------------
                                                Plant and           Mining            Net Book           Net Book
Property and percentage owned                   Equipment         Properties            Value              Value
----------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                            $ 73,881           $48,106            $121,987          $124,604
McCoy/Cove (100%)                                 43,095            22,135              65,230            94,011
Lupin (100%)                                      30,873                --              30,873            40,430
Kettle River (100%)                                7,013             1,430               8,443            16,313
Aquarius (100%)                                   36,394            13,087              49,481            52,784
Paredones Amarillos (60%)                          2,452            10,980              13,432            11,020
Other                                              2,962                --               2,962             7,606
-------------------------------------------------------------------------------------------------------------------
                                                $196,670           $95,738            $292,408          $346,768
----------------------------------------------------------------------------------------------------------------------

Plant and equipment                                                  1998                                  1997
----------------------------------------------------------------------------------------------------------------------
                                                                   Net Book                              Net Book
                                                  Cost               Value              Cost               Value
----------------------------------------------------------------------------------------------------------------------
Land improvements and utility systems            $ 77,151          $ 13,950            $ 79,619           $ 16,382
Buildings                                         149,442            46,343             145,808             51,308
Equipment                                         386,161            95,598             393,494            118,117
Construction in progress                           40,779            40,779              53,141             53,141
-------------------------------------------------------------------------------------------------------------------
                                                 $ 653,533         $196,670            $672,062           $238,948
----------------------------------------------------------------------------------------------------------------------

Mining properties                                                                     1998              1997
-------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition, exploration and development costs                      $270,585          $266,081
Less accumulated amortization                                                         216,810           198,912
-------------------------------------------------------------------------------------------------------------------
                                                                                       53,775            67,169
Development properties' acquisition, exploration and development costs                 24,067            24,787
Deferred mining costs                                                                  17,896            15,864
-------------------------------------------------------------------------------------------------------------------
                                                                                     $ 95,738          $107,820
-------------------------------------------------------------------------------------------------------------------

4.  SANTA ELINA ACQUISITION
In 1996, the Company completed a series of transactions with Santa Elina Gold Corporation ("Santa Elina") and Sercor Ltd. ("Sercor," a private company that owned 67% of Santa Elina) that increased the Company's ownership of the outstanding common shares of Santa Elina from 7% to 50% by issuing 8,830,915 common shares to the shareholders of Santa Elina, which held mining interests in Brazil and Bolivia.

The Company accounted for the transactions, which had a total cost of $106.0 million, as the purchase of

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


an additional 43% of Santa Elina. The purchase price was allocated to the net assets of Santa Elina based on the relative fair values, with the majority allocated to mining properties. During 1997 and 1996, the Company increased its ownership in Santa Elina to 58%. Santa Elina was accounted for using the proportionate consolidation method, as the Company and Sercor jointly controlled Santa Elina.

In 1997, the Company recorded $143.6 million in provisions for impaired assets related to its investment in Santa Elina which effectively eliminated the carrying value of the investment (note 8). In April 1998, the Company sold its investment in Santa Elina, receiving $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company has assigned no book value. The purchase agreement calls for the Chapada property to be marketed and sold at the earliest opportunity.

5. GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                     Financings                            Deferred Income
                                        ------------------------------------   --------------------------------------
                                                  1998               1997                  1998               1997
----------------------------------------------------------------------------   --------------------------------------
Gold loans                                      $ 6,867            $18,637               $ 3,478            $ 6,481
Currency loans                                   41,035             43,640                    --                 --
Capital securities (note 6)                       4,869              4,247                    --                 --
Repurchase of gold and silver forward
  contracts and gold swap (note 16)                  --                 --                52,283             48,991
Repurchase of forward currency
  exchange contracts (note 16)                       --                 --                 5,995              5,995
Deferred gain on restructuring of
 capital securities swap (note 16)                   --                 --                 4,287                 --
Other                                                --                 --                    --                702
----------------------------------------------------------------------------   --------------------------------------
                                                 52,771             66,524                66,043             62,169
Less current portion                             11,652             14,779                13,455              7,461
----------------------------------------------------------------------------   --------------------------------------
                                                $41,119            $51,745               $52,588            $54,708
----------------------------------------------------------------------------   --------------------------------------

Gold term loan and currency loans
The Company has a term and revolving facility with a syndicate of commercial banks under which the Company can borrow either gold or dollars. The facility is convertible between gold and dollar borrowings. Interest on gold borrowings is calculated at the banks' gold rate plus 1.25%, and interest on dollar borrowings at LIBOR plus 1.25%. At December 31, 1998, the effective interest rates were 3.07% on the gold term loan and 6.53% on the currency term loan.

At December 31, 1998, an 18,502 ounce term loan was outstanding under the facility (36,094 ounces at December 31, 1997). The gold loan was restructured in 1996, resulting in a restructured gold loan price of $388 per ounce. For financial statement presentation the gold loan was remeasured to $286 per ounce, the gold price at December 31, 1998 ($293 per ounce at December 31, 1997). Unrealized remeasurement gains or losses are included in deferred income. The Company also has outstanding a $26.0 million currency borrowing under the facility. The facility requires that the aggregate gold and currency commitment be repaid quarterly at a specified principal amount in dollars and/or the equivalent number of ounces valued at the original gold loan price of $349 per ounce. Both the gold and currency loans were originally scheduled to be repaid in quarterly installments through the second quarter of 2001. In the third and fourth quarters of 1998, the Company opted to accelerate its repayment of gold ounces and

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

decelerate its repayment of the currency loan from the original repayment schedule. The difference between the restructured gold loan price of $388 per ounce and the spot price on the repayment date for these accelerated ounces will be deferred and recognized in earnings in accordance with the original repayment schedule.

At December 31, 1998, the Company had $15.0 million outstanding, and up to $45.0 million or gold equivalent, subject to covenant limitations, available until 2001, under the revolving credit facility. Of this $45.0 million, $43.6 million was actually available for borrowing in view of the current gold price. A depressed gold price limits the Company's ability to borrow under the revolving credit facility, which is measured at the end of each quarter. Continuation of gold prices at depressed levels could have the effect of reducing or eliminating the Company's borrowing capacity under this facility. At December 31, 1998, the effective interest rate on the revolving loan was 6.50%. Annual commitment fees on the unutilized credit facility are 0.5%.

Subsequent to December 31, 1998, the Company and its lenders amended the facility, resulting in an increase to the interest spread on gold and currency borrowings by 50 basis points. Additionally, borrowings under the revolving credit facility were reduced to a limit of $50.0 million from $60.0 million.

Gold loan
At December 31, 1998, a 5,523 ounce gold loan (27,623 ounces at December 31,
1997) was outstanding, which the Company will repay in the first quarter of 1999. The gold loan is priced at $403 per ounce. For financial statement presentation the gold loan was remeasured to $286 per ounce, the gold price at December 31, 1998 ($293 per ounce at December 31, 1997). Unrealized remeasurement gains or losses are included in deferred income. The effective rate of interest on the gold loan was 2.40% at December 31, 1998.

Other information
Certain of the Company's financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The Company is in compliance with these ratios and other covenant requirements.

The Company had $30.2 million in outstanding letters of credit at December 31, 1998, primarily related to the bonding of future reclamation obligations. At December 31, 1998, annual fees on the letters of credit range from 0.55% to 1.25%.

Interest payments were $7.2 million in 1998, $9.4 million in 1997 and $9.0 million in 1996.

Future gold and silver delivery commitments are summarized by year in note 16.

6.   CAPITAL SECURITIES
On March 27, 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The effective interest rate on the capital securities is 11%, or 12% compounded semi-annually during a period of interest deferral.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. The Company has exercised its right to defer its April 1998 and October 1998 interest payments to holders of the capital securities.

The present value of the capital securities' principal amount, $4.7 million, has been classified as debt within gold and other financings (note 5). The present value of the future interest payments of $95.3 million plus deferred accrued interest at December 31, 1998 of $12.7 million has been classified within a separate component of shareholders' equity as the Company has the unrestricted ability to settle the future interest payments by issuing its own common shares to the trustee for sale. Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings, and interest on the equity portion of the capital securities has been charged directly to deficit on the consolidated balance sheet. For purposes of per share calculations, the equity portion increases the loss attributable to common shareholders. See note 13 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

7. OTHER LONG-TERM OBLIGATIONS

                                                                                        1998         1997
----------------------------------------------------------------------------------------------------------
Accrued reclamation and mine closure                                                 $42,891      $40,969
Provision for Alaska-Juneau development property reclamation and closure costs         2,096        2,510
Provision for McCoy/Cove pit wall remediation                                         15,183       24,387
Other                                                                                 14,291        7,115
----------------------------------------------------------------------------------------------------------
                                                                                      74,461       74,981
Less current portion included in accounts payable and accrued liabilities             14,743       18,374
----------------------------------------------------------------------------------------------------------
                                                                                     $59,718      $56,607
----------------------------------------------------------------------------------------------------------

Reclamation and mine closure

At December 31, 1998, the Company's future reclamation and mine closure costs are estimated to be $81.8 million, excluding Alaska-Juneau described below. The aggregate obligation accrued to December 31, 1998 was $42.9 million, including accruals of $6.3 million in 1998, $8.8 million in 1997, and $6.3 million in 1996. The remaining $38.9 million will be accrued on the unit-of-production method over the remaining life of each mine. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and related costs. These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

In 1996, the Company recorded a provision of $77.1 million related to the Alaska-Juneau development property, including its $57.1 million investment and $20.0 million for estimated reclamation and closure costs. The provision resulted from a new feasibility study concluding that the project as currently designed would not be economically feasible. In 1997, the Company entered into an agreement that transferred certain responsibilities for the Alaska-Juneau project closure to a third party environmental firm. The third party's performance under the contract is supported by a corporate guarantee and surety

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


bonds. By December 31, 1998, total spending for Alaska-Juneau's reclamation and closure was $17.9 million.

Provision for McCoy/Cove pit wall remediation

In 1996, the Company recorded a $30.0 million provision related to the estimated costs to remove waste rock from a portion of the Cove pit wall that had collapsed at the McCoy/Cove mine in Nevada. Remediation work that would permit mining in the affected portion of the Cove pit began in 1997. At December 31, 1998, total spending for the pit wall remediation was $14.8 million. The current portion of the provision balance, $9.1 million, was classified within accounts payable and accrued liabilities at December 31, 1998.

8. PROVISION FOR IMPAIRED ASSETS AND OTHER CHARGES

                                                                 1998            1997          1996
------------------------------------------------------------------------------------------------------
Provision for impaired assets                              $       --      $346,029      $       --
Severance expense                                                  --        16,636              --
Provision for Alaska-Juneau development property (note 7)          --            --          77,134
Provision for McCoy/Cove pit wall remediation  (note 7)            --            --          30,000
------------------------------------------------------------------------------------------------------
                                                           $       --      $362,665      $  107,134
------------------------------------------------------------------------------------------------------

Provision for impaired assets

The recoverability of the Company's carrying values of its operating and development properties are assessed by comparing carrying values to estimated future net cash flows from each property. For purposes of estimating future cash flows at December 31, 1998, price assumptions of $325 per ounce of gold and $5.00 per ounce of silver were used, except for 1999, for which prices of $290 per ounce of gold and $5.00 per ounce of silver were used. For other assets, carrying values are compared to estimated net realizable values based on market comparables or quoted market prices.

In 1997, a similar analysis was performed using price assumptions of $350 per ounce of gold and $5.00 per ounce of silver, except for 1998, for which prices of $300 per ounce of gold and $5.00 per ounce of silver were used. The Company recorded a $346.0 million provision for impaired assets in 1997, as follows.

                                          Acquisition
                            Deferred      and develop-     Plant and          Other         Legal and         Total
                             mining        ment costs      equipment      assets (net)    closure costs        1997
---------------------------------------------------------------------------------------------------------------------
Operating properties:
   McCoy/Cove               $ 47,000      $        --      $      --      $        --     $          --   $  47,000
   Lupin                      17,198           43,435          4,367               --                --      65,000
   Kettle River                   --           11,220          3,780               --                --      15,000
---------------------------------------------------------------------------------------------------------------------
                              64,198           54,655          8,147               --                --     127,000
---------------------------------------------------------------------------------------------------------------------
Other properties:
  Kingking                        --           46,183            314            3,467                --      49,964
  Santa Elina                     --          138,878          5,873           (1,133)               --     143,618
---------------------------------------------------------------------------------------------------------------------
                                  --          185,061          6,187            2,334                --     193,582
---------------------------------------------------------------------------------------------------------------------
Share investments                 --               --             --           15,641                --      15,641
Other                             --               --             --            2,116             7,690       9,806
---------------------------------------------------------------------------------------------------------------------
                            $ 64,198      $   239,716      $  14,334      $    20,091     $       7,690   $ 346,029
---------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


In 1997, the Company elected not to exercise its option interest in the Kingking project and wrote down its carrying value to nil. In the second quarter of 1998, the Company issued 1,237,114 common shares at $3.03 per share to Nationwide Development Corporation ("Nadecor"), which held an ownership interest in the Kingking project. The share issuance settled any obligations of the Company owed to Nadecor.

In 1997, the Company wrote off its $143.6 million investment in Santa Elina, which included a copper/gold project, a number of small gold exploration properties, a significant land position and a hydro-power project in the feasibility stage (note 4).

9.  INTEREST AND OTHER

                                                           1998            1997         1996
----------------------------------------------------------------------------------------------
Interest income                                         $  (328)        $(2,517)     $(6,131)
Interest expense                                          5,559           5,686        8,226
Interest capitalized                                         --            (523)          --
Unrealized loss on share investments                      3,013           6,643           --
Gain on sale of investment in Santa Elina (note 4)       (6,252)             --           --
(Gain) loss on sale of other share investments              962            (466)      (4,383)
(Gain) loss on sale of plant and equipment               (1,457)         (2,293)         172
Gain on sale of interests in mining properties           (1,195)         (3,877)          --
Other                                                     4,096           2,538        5,206
----------------------------------------------------------------------------------------------
                                                        $ 4,398         $ 5,191      $ 3,090
----------------------------------------------------------------------------------------------

10. INCOME TAX EXPENSE

Geographic components
The geographic components of earnings before income tax expense and of income tax expense were as follows.

                                                  1998             1997              1996
-------------------------------------------------------------------------------------------
Income (loss) before income taxes:
  Canada                                      $(23,471)       $(131,289)        $ (32,792)
  United States and other                        3,702         (287,437)         (143,292)
-------------------------------------------------------------------------------------------
                                              $(19,769)       $(418,726)        $(176,084)
-------------------------------------------------------------------------------------------
Current income tax expense (recovery):
  Canada                                      $    354        $     559         $     448
  United States and other                           --            1,559              (135)
-------------------------------------------------------------------------------------------
                                                   354            2,118               313
-------------------------------------------------------------------------------------------
Deferred income tax expense (recovery):
  Canada                                            --               --               250
  United States and other                           --             (336)               55
-------------------------------------------------------------------------------------------
                                                    --             (336)              305
-------------------------------------------------------------------------------------------
Income tax expense                            $    354        $   1,782         $     618
-------------------------------------------------------------------------------------------

Effective tax rate
The effective tax rate on the Company's earnings differed from the combined Canadian federal and

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


provincial corporate income tax rate of 43.2% for the following reasons.

                                                                                1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                    $(19,769)           $(418,726)           $(176,084)
------------------------------------------------------------------------------------------------------------------------------
Income tax effect of:
 Expected Canadian federal and provincial corporate income taxes            $ (8,540)           $(180,890)           $ (76,068)
 Operating loss from which no tax benefit is derived                          12,720              161,385               64,724
 Canadian resource allowance and earned depletion                             (2,349)              (2,081)                (406)
 Foreign losses subject to different income tax rates                         (1,687)              23,978               11,806
 Other items                                                                     210                 (610)                 562
------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                          $    354            $   1,782            $     618
------------------------------------------------------------------------------------------------------------------------------
Effective tax rate (current and deferred)                                       (1.8%)               (0.4%)               (0.4%)
------------------------------------------------------------------------------------------------------------------------------

Loss carryforwards
At December 31, 1998, the Company had U.S. net operating loss carryforwards of approximately $403 million to apply against future taxable income and $198 million to apply against future alternative minimum taxable income. These loss carryforwards do not include the provision for impaired assets (note 8) or the provision for the McCoy/Cove pit wall remediation costs (note 7), which have not yet been recognized fully for income tax purposes. The net operating loss carryforwards expire at various times from 2001 to 2018. Additionally, the Company has Canadian non-capital loss carryforwards of approximately $65 million and net capital loss carryforwards of approximately $23 million. The non-capital loss carryforwards expire in 2005. The net capital loss carryforwards have no expiration date.

Income tax payments
Income tax payments were $1.6 million in 1998, $0.2 million in 1997 and $0.4 million in 1996.

11. PREFERRED SHARES

The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series is to consist of such number of shares and to have such designation, rights, privileges, restrictions and conditions as may be determined by the directors. No preferred shares are currently issued.

12. COMMON SHARES

Changes in the number of common shares outstanding during the three years ended December 31, 1998 were as follows.

                                                                                  Number of
                                                                                     Shares            Amount
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                      129,880,804          $618,965
1996:    Exercise of share options                                                  644,062             4,768
         Shares issued on acquisition of Santa Elina, net of issuance
           costs of $0.3 million (note 4)                                         8,830,915            85,801
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                                      139,355,781           709,534
1997:    Exercise of share options                                                   14,250                59
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                                      139,370,031           709,593
1998:    Issuance of shares to Nationwide Development Corporation (note 8)        1,237,114             3,750
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                                      140,607,145          $713,343
---------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


Dividends
The Company has not paid dividends since 1996 and is prohibited from paying common share dividends during a period of interest deferral related to the capital securities (note 6).

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

Restricted share grant plan
Effective February 1997, the Company adopted a restricted share grant plan to provide incentive to officers of the Company. An aggregate of 750,000 common shares of the Company have been reserved for issuance under the plan. The Company granted 400,000 shares under the plan in November 1998, none of which had vested at December 31, 1998. The vesting of the shares is at the discretion of the Compensation Committee of the Board of Directors.

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

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted



Changes in the number of options outstanding during the three years ended December 31, 1998 were as follows.

                                                 Employee Share Incentive Plan               Director Equity Plan
                                                 -----------------------------        ---------------------------
                                                                      Weighted                           Weighted
                                                     Number of         Average          Number of         Average
                                                        Shares  Exercise Price             Shares  Exercise Price
-------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1995               4,302,692       C$  12.81            120,200       C$  13.48
1996:   Options granted                              1,065,130           12.26             40,000           18.25
        Options exercised                             (694,758)          10.86             (2,300)          14.63
        Options expired                                (90,150)          14.88                 --              --
        Options forfeited                             (244,247)          14.42                 --              --
-------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1996               4,338,667       C$  12.85            157,900       C$  14.67
1997:   Options granted                              1,414,060            8.00             52,000            8.00
        Options exercised                              (14,250)           5.75                 --              --
        Options expired                                (13,760)           9.75                 --              --
        Options forfeited                             (732,598)          12.25            (14,950)          14.91
-------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1997               4,992,119       C$  11.60            194,950       C$  12.87
1998:   Options granted                                857,906            3.59             45,500            3.70
        Options expired                                (78,700)           9.75                 --              --
        Options forfeited                             (794,005)          10.35                 --              --
-------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1998                4,977,320      C$  10.44            240,450       C$  11.14
-------------------------------------------------------------------------------------------------------------------

The number of shares reserved for future grants at December 31, 1998 are 4,635,182 under the Employee Share Incentive Plan and 182,250 under the Director Equity Plan. The number and weighted average price of shares exercisable under the Employee Share Incentive Plan are 3,352,269 at C$12.29 at December 31, 1998; 2,746,121 at C$12.78 at December 31, 1997; and 2,282,905 at C$12.70 at December
31, 1996. The number and weighted average price of shares exercisable under the Director Equity Plan are 123,825 at C$13.69 at December 31, 1998; 74,800 at C$14.22 at December 31, 1997; and 41,550 at C$13.79 at December 31, 1996.

Options outstanding at December 31, 1998 had the following characteristics.

                                                         Weighted        Weighted                                Weighted
         Number of                               Average Exercise         Average         Number of      Average Exercise
            Shares                 Exercise       Price of Shares     Years Until            Shares       Price of Shares
       Outstanding              Price Range           Outstanding      Expiration       Exercisable           Exercisable
-----------------------------------------------------------------------------------------------------------------------------
 Employee Share Incentive Plan
 -----------------------------
        1,028,356   C$   3.59 -   C$   5.75              C$  3.95               9           170,450              C$  5.75
          861,192        6.75 -        8.13                  7.93               8           484,072                  7.88
          990,478        8.88 -       10.70                  9.86               5           764,470                  9.62
        1,461,944       12.88 -       16.25                 14.03               5         1,312,149                 14.11
          635,350       16.50 -       21.50                 17.02               5           621,128                 16.96
 Director Equity Plan
 --------------------
           97,500   C$   3.70 -   C$  8.00               C$  5.99               9            13,000              C$  8.00
          142,950       12.50 -      18.25                  14.64               6           110,825                 14.36
-----------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


13. DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

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

In accordance with Canadian GAAP, the Company's short-term share investments are carried at the lower of cost or market based on quoted market prices. Prior to 1997, these share investments were carried at cost as long-term investments in accordance with Canadian GAAP and would have been written down through earnings only if there were a loss in value that was other than temporary. Under U.S. GAAP, these investments would have been marked to market, with unrealized gains or losses excluded from earnings and reported as a separate component of common shareholders' equity, net of tax.

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

In accordance with Canadian GAAP, the present value of the principal amount of the capital securities issued in 1997 is classified as debt within gold and other financings, while the present value of the future interest payments is classified as a separate component of shareholders' equity (note 6). The deferred accrued interest is classified within this equity component as the Company has the option to satisfy the deferred interest by delivering common shares. The related issuance costs were allocated proportionately to deferred financing charges and retained earnings based on the debt and equity classifications. Interest on the capital securities has been allocated proportionately to interest expense and deficit based on the debt and equity classifications. Under U.S. GAAP, the face value of the securities would be classified entirely as debt within gold and other financings; the related issuance costs would be classified as deferred financing charges within long-term investments and other assets and would be amortized to interest expense over the life of the securities; and the interest on the capital securities would be classified entirely as interest expense.

In accordance with Canadian GAAP, certain of the Company's mining properties are amortized over proven and probable reserves and other mineralization. Under U.S. GAAP, only proven and probable reserves would be used as the basis for amortization.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


The Company previously disclosed a difference of $36.4 million between Canadian and U.S. GAAP regarding the cost of the 1996 Santa Elina acquisition, which under U.S. GAAP would have increased mining properties and common shares by $36.4 million. Additionally, the Company disclosed a difference between Canadian and U.S. GAAP regarding Santa Elina resulting from differences between the allocated values and the tax bases of assets acquired and liabilities assumed. Under U.S. GAAP, this would result in an increased allocation to mining properties of $46.6 million and a corresponding deferred income tax liability related to the tax effect of the future amortization resulting from the increased basis. The valuation difference of $36.4 million and the deferred tax difference of $46.6 million have been eliminated following the write-off of the Santa Elina assets in 1997 (note 8). Due to the increased basis in Santa Elina under U.S. GAAP, the 1997 write-off under U.S. GAAP would exceed the write-off of $143.6 million recognized under Canadian GAAP by $36.4 million, comprised of the original valuation difference ($36.4 million) and the deferred tax difference ($46.6 million), offset by the recognition of a deferred tax benefit ($46.6 million).

In accordance with Canadian GAAP, in 1996 the Company accounted for its investment in the Kingking project using a proportionate consolidation method. Under U.S. GAAP, the investment would have been accounted for under a full consolidation, with an offsetting minority interest. No material difference existed between the two methodologies in 1996.

The effects on the consolidated statement of earnings of the above differences would have been as follows.

                                                                      1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                                      $(20,123)           $(420,508)           $(176,702)
Change in market value of foreign exchange contracts                (2,640)              (8,110)               2,168
Unrealized loss on share investments                                   912                6,643                   --
Recognition of severance expense                                    (4,980)               4,980                   --
Additional interest expense on capital securities                  (12,432)              (5,714)                  --
Amortization of deferred financing costs on capital
 securities                                                           (633)                (475)                  --
Amortization of mining properties                                       --                 (958)                 832
Write-off of Santa Elina properties, net of income tax
 benefit of $46.6 million (note 8)                                      --              (36,428)                  --
------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                          $(39,896)           $(460,570)           $(173,702)
------------------------------------------------------------------------------------------------------------------------
Loss per share under U.S. GAAP                                    $  (0.28)           $   (3.30)           $   (1.29)
------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                                                        Mining
                                             Foreign                  Properties   Santa Elina
                                  Canadian   Exchange      Share        Amorti-    Acquisition/    Capital      U.S.
December 31, 1998                   GAAP    Contracts   Investments     zation      Write-off    Securities     GAAP
----------------------------------------------------------------------------------------------------------------------
Short-term investments            $  3,336    $    --       $     1     $     --        $    --   $      --   $  3,337
Long-term investments and
 other assets                       16,196         --            --           --             --       2,059     18,255
Mining properties                   95,738         --            --      (11,526)            --          --     84,212
Accounts payable and accrued
 liabilities                        45,336         --            --           --             --       3,000     48,336
Gold and other financings           52,771         --            --           --             --      95,131    147,902
Deferred income                     66,043     (5,995)           --           --             --          --     60,048
Other long-term obligations         59,718      6,774            --           --             --      12,731     79,223
Common shares                      713,343         --            --           --         36,428          --    749,771
Capital securities                 110,862         --            --           --             --    (110,862)        --
Deficit                            663,875        779        (7,555)      11,526         36,428      (2,059)   702,994
Foreign currency translation        26,576         --             7           --             --          --     26,583
Net unrealized loss on  share
 investments                            --         --         7,547           --             --          --      7,547
Common shareholders' equity        133,754       (779)            1      (11,526)            --    (108,803)    12,647
----------------------------------------------------------------------------------------------------------------------

                                                               Mining
                                    Foreign                  Properties   Santa Elina
                         Canadian   Exchange      Share        Amorti-    Acquisition/    Capital    Severance     U.S.
December 31, 1997          GAAP    Contracts   Investments     zation      Write-off    Securities     Costs       GAAP
-------------------------------------------------------------------------------------------------------------------------
Long-term investments
 and other assets        $  6,558    $    --       $    --     $     --        $    --    $  2,692     $    --   $  9,250
Mining properties         107,820         --            --      (11,526)            --          --          --     96,294
Accounts payable and
 accrued liabilities       82,371         --            --           --             --          --      (4,980)    77,391
Gold and other
 financings                66,524         --            --           --             --      95,753          --    162,277
Deferred income            62,169     (5,995)           --           --             --          --          --     56,174
Other long-term
 obligations               56,607      4,134            --           --             --          --          --     60,741
Common shares             709,593         --            --           --         36,428          --          --    746,021
Capital securities         95,753         --            --           --             --     (95,753)         --         --
Deficit                   631,320     (1,861)       (6,643)      11,526         36,428      (2,692)     (4,980)   663,098
Net unrealized loss on
 share investments             --         --         6,643           --             --          --                  6,643
Common shareholders'
 equity                   153,661      1,861            --      (11,526)            --     (93,061)      4,980     55,915
-------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


The continuity of shareholders' equity from December 31, 1997 to December 31, 1998 under U.S. GAAP would have been as follows.

                                                                           1998
-------------------------------------------------------------------------------
Balance, beginning of year                                             $ 55,915
Net loss                                                                (39,896)
Common shares issued                                                      3,750
Foreign currency translation                                             (6,218)
Change in unrealized gain (loss) on share investments                      (904)
-------------------------------------------------------------------------------
Balance, end of year                                                   $ 12,647
-------------------------------------------------------------------------------

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

The following statement of comprehensive loss would be disclosed in accordance with U.S. GAAP.

                                                                             1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                 $(39,896)         $(460,570)         $(173,702)
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), after a nil income tax
 effect:
 Unrealized gain/loss on share investments:
        Net unrealized holding loss arising during the period                (904)           (11,613)            (4,860)
        Reclassification adjustment for net (gain) loss
         recognized in earnings                                               962             15,175             (4,383)
-----------------------------------------------------------------------------------------------------------------------
        Net unrealized income (loss)                                           58              3,562             (9,243)
        Foreign currency translation adjustments                           (6,218)            (5,071)              (290)
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                   (6,160)            (1,509)            (9,533)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                       $(46,056)         $(462,079)         $(183,235)
-----------------------------------------------------------------------------------------------------------------------

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                                 1998                1997
-----------------------------------------------------------------------------------------
Foreign currency translation                                 $(26,583)           $(20,365)
Net unrealized loss on share investments                       (7,547)             (6,643)
-----------------------------------------------------------------------------------------
Accumulated other comprehensive loss                         $(34,130)           $(27,008)
-----------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


U.S. GAAP tax disclosure

Significant components of the Company's deferred tax liabilities and assets under U.S. GAAP disclosure requirements would have been as follows.

                                                                     1998                             1997
-------------------------------------------------------------------------    -----------------------------
                                                         U.S.                             U.S.
millions of U.S. dollars                     Canada   and other     Total     Canada   and other     Total
-------------------------------------------------------------------------    -----------------------------
Deferred tax liabilities:
 Tax over book depreciation and depletion    $ 11.1   $      --   $  11.1     $  7.3     $   9.8   $  17.1
 Other tax liabilities                          5.1         3.3       8.4        7.0         4.1      11.1
-------------------------------------------------------------------------    -----------------------------
Total deferred tax liabilities                 16.2         3.3      19.5       14.3        13.9      28.2
-------------------------------------------------------------------------    -----------------------------
Deferred tax assets:
 Net operating loss and other carryforwards    38.1       142.8     180.9       12.0       134.9     146.9
 Book over tax depreciation and depletion      32.9        10.8      43.7       37.5          --      37.5
 Accrued liabilities                            3.9        27.5      31.4        7.0        35.4      42.4
 Other tax assets                              19.1         4.7      23.8       24.8         5.2      30.0
-------------------------------------------------------------------------    -----------------------------
Total deferred tax assets before allowance     94.0       185.8     279.8       81.3       175.5     256.8
Valuation allowance for deferred tax assets   (83.2)     (184.6)   (267.8)     (73.3)     (163.2)   (236.5)
-------------------------------------------------------------------------    -----------------------------
Total deferred tax assets                      10.8         1.2      12.0        8.0        12.3      20.3
-------------------------------------------------------------------------    -----------------------------
Net deferred tax liabilities                 $  5.4     $   2.1   $   7.5     $  6.3     $   1.6   $   7.9
-------------------------------------------------------------------------    -----------------------------

The net increase in the valuation allowance for deferred tax assets was $31.3 million for 1998 and $94.5 million for 1997.

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

Had the Company adopted Statement No. 123 for its U.S. GAAP disclosure, the following net losses would have been reported.

                                                               1998                  1997                 1996
--------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                   $(39,896)            $(460,570)           $(173,702)
Pro forma stock compensation expense,
 after a nil income tax effect                               (1,654)               (2,126)              (2,766)
--------------------------------------------------------------------------------------------------------------
Pro forma net loss under U.S. GAAP                         $(41,550)            $(462,696)           $(176,468)
--------------------------------------------------------------------------------------------------------------
Pro forma loss per share under U.S. GAAP                   $  (0.30)            $   (3.32)           $   (1.31)
--------------------------------------------------------------------------------------------------------------

The Company has utilized the Black-Scholes option valuation model to estimate the fair value of options granted, assuming a weighted average option life of 6 years, risk-free interest rates ranging from 4.87%

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


to 6.64%, dividend yields ranging from nil to 1% and volatility factor of 50% for 1998 grants and 40% for 1997, 1996 and 1995 grants. The weighted average fair value of options granted is estimated at $1.27 per share in 1998, $3.98 per share in 1997 and $4.18 per share in 1996.

Other
The estimated fair values of financial instruments are set out below and in note
16. The fair values were determined from quoted market prices or estimated using discounted cash flow analysis.

                                                                      1998                                     1997
                                       --------------------------------------   --------------------------------------
                                             Carrying            Estimated             Carrying           Estimated
millions of U.S. dollars                       Amount           Fair Value               Amount          Fair Value
-----------------------------------------------------------------------------   --------------------------------------
Cash and cash equivalents                       $ 8.0                $ 8.0                $17.0               $17.0
Short-term investments                            3.3                  3.3                 10.3                10.3
Long-term investments and other assets           16.2                 16.2                  6.6                 6.6
Currency loans                                   41.0                 41.0                 43.6                43.6
Capital securities                                4.9                  4.9                  4.2                 4.2
-----------------------------------------------------------------------------   --------------------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 1999. The impact of the new standard on the Company's financial information prepared under U.S. GAAP has not yet been determined.

Effective January 1, 1996, for the purpose of preparing U.S. GAAP financial information, the Company adopted U.S. Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. There were no material differences between Canadian and U.S. GAAP related to the provisions for asset impairment recorded in 1997 (note
8).

14.  JOINT VENTURES

Summarized below are the Company's 50% interest in the Round Mountain mine in 1998, 1997 and 1996, and 58% interest in Santa Elina in 1997 and 51% interest in Santa Elina in 1996 (note 4), accounted for by the proportionate consolidation method. In 1997, the Company wrote off its entire investment in Santa Elina of $143.6 million (note 8).

                                                              1998                 1997                  1996
-------------------------------------------------------------------------------------------------------------------
Revenues                                                  $ 87,748            $  79,864              $ 79,865
Expenses:
 Operating costs                                            51,359               48,413                45,437
 Royalties                                                   5,078                5,250                 6,482
 Production taxes                                              654                  942                   886
 Depreciation and amortization                              16,274               13,548                14,178
 Reclamation and mine closure                                1,787                1,673                   945
 Exploration                                                   613                8,615                 2,862
 Provision for impaired assets                                  --              142,056                    --
 Other                                                       3,281                2,693                   391
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                       $  8,702            $(143,326)             $  8,684
-------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


                                                                    1998                 1997                  1996
-------------------------------------------------------------------------------------------------------------------
Current assets                                                  $ 69,461            $  62,781              $ 63,171
Non-current assets                                               120,956              123,435               237,336
Current liabilities                                               (9,370)             (11,031)              (16,515)
Non-current liabilities                                          (19,965)             (29,214)              (18,632)
-------------------------------------------------------------------------------------------------------------------
Equity                                                          $161,082            $ 145,971              $265,360
-------------------------------------------------------------------------------------------------------------------

Net cash provided from (used in):
  Operating activities                                          $ 16,286            $   7,910              $ 16,738
  Investing activities                                           (12,438)             (28,383)              (20,944)
  Financing activities                                                --               15,811                (3,339)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                 $  3,848            $  (4,662)             $ (7,545)
--------------------------------------------------------------------------------------------------------------------

15.  SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In 1998, the Company had three operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; and Kettle River in Washington, USA. All are 100% owned except for Round Mountain, which is 50% owned. In January 1998, the Company temporarily suspended operations at its Lupin mine in the Northwest Territories, Canada.

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.


Gold Production (ounces)                                            1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                             255,252              238,840              205,487
McCoy/Cove                                                       167,494              187,034              271,731
Kettle River                                                     113,692              129,866              124,910
Lupin                                                                 --              165,335              166,791
------------------------------------------------------------------------------------------------------------------
Total gold                                                       536,438              721,075              768,919
------------------------------------------------------------------------------------------------------------------

Silver Production (ounces)                                          1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                               9,412,823           11,021,708            7,102,348
------------------------------------------------------------------------------------------------------------------

Cash Operating Costs per Ounce of Gold Produced                     1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------
Round Mountain                                                     $ 198                $ 207                $ 221
McCoy/Cove                                                           203                  271                  271
Kettle River                                                         244                  227                  201
Lupin                                                                 --                  284                  299
------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                              $ 208                $ 249                $ 254
------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                           1998                1997                1996
--------------------------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                              $ 51,502            $ 48,549            $ 45,580
  McCoy/Cove                                                    66,606              89,577              99,802
  Kettle River                                                  29,016              27,665              25,260
  Lupin                                                          1,645              47,329              50,484
--------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements                 148,769             213,120             221,126
Change in finished goods inventories and other                  (1,704)             10,956                  70
Co-product cost of silver produced                             (35,486)            (44,528)            (25,568)
--------------------------------------------------------------------------------------------------------------
Cash operating costs                                          $111,579            $179,548            $195,628
--------------------------------------------------------------------------------------------------------------
Gold ounces produced                                           536,438             721,075             768,919
--------------------------------------------------------------------------------------------------------------
Cash operating costs per ounce                                $    208            $    249            $    254
--------------------------------------------------------------------------------------------------------------

The Company's management generally monitors revenues on a consolidated basis. Information regarding the Company's consolidated revenues is provided below.

                                                                  1998               1997               1996
------------------------------------------------------------------------------------------------------------
Total gold and silver revenues                                $232,181           $305,429           $337,316
Average gold price realized per ounce                         $    333           $    362           $    384
Average silver price realized per ounce                       $   5.88           $   5.26           $   5.41
------------------------------------------------------------------------------------------------------------

Depreciation and amortization by minesite is as follows.

                                                                  1998               1997               1996
------------------------------------------------------------------------------------------------------------
  Round Mountain                                               $16,274            $13,548            $14,178
  McCoy/Cove                                                    29,034             36,126             43,198
  Kettle River                                                   9,315             11,438             13,045
  Lupin                                                          6,233             15,885             15,085
Depreciation of non-minesite assets                              2,430              2,319                985
------------------------------------------------------------------------------------------------------------
Total depreciation and amortization per financial
 statements                                                    $63,286            $79,316            $86,491
------------------------------------------------------------------------------------------------------------

Total assets by minesite are as follows.

                                                                  1998               1997
-----------------------------------------------------------------------------------------
Minesites:
  Round Mountain                                              $135,302           $133,540
  McCoy/Cove                                                    84,119            110,130
  Kettle River                                                  14,928             23,751
  Lupin                                                         38,010             52,187
Development properties:
  Aquarius                                                      49,527             54,112
  Paredones Amarillos                                           16,451             17,111
Non-minesite assets                                             29,739             41,936
-----------------------------------------------------------------------------------------
Total assets                                                  $368,076           $432,767
-----------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


Capital expenditures by minesite are as follows.

                                                                  1998               1997                1996
-------------------------------------------------------------------------------------------------------------
Round Mountain                                                   $12.6              $30.7               $17.5
McCoy/Cove                                                         1.3                2.2                 7.3
Kettle River                                                       1.5                3.8                 8.8
Lupin                                                               --               12.3                15.7
-------------------------------------------------------------------------------------------------------------

Financial information regarding geographic areas is set out below

                                                                  1998               1997               1996
------------------------------------------------------------------------------------------------------------
Revenue:
  Canada                                                      $ 11,360           $ 68,959           $ 63,859
  United States                                                220,821            236,470            273,457
------------------------------------------------------------------------------------------------------------
Total revenue                                                 $232,181           $305,429           $337,316
------------------------------------------------------------------------------------------------------------

                                                                  1998               1997               1996
------------------------------------------------------------------------------------------------------------
Assets:
  Canada                                                      $ 92,457           $125,346           $236,482
  United States                                                267,843            296,962            406,750
  Other                                                          7,776             10,459            188,913
------------------------------------------------------------------------------------------------------------
Total assets                                                  $368,076           $432,767           $832,145
------------------------------------------------------------------------------------------------------------

16.  HEDGING ACTIVITIES AND COMMITMENTS
In the third quarter of 1998, relating to outstanding gold and currency borrowings under a gold loan agreement, the Company opted to accelerate its repayment of gold ounces and decelerate its repayment of the currency loan from the original repayment schedule (note 5). The difference between the restructured gold loan price and the spot price on the repayment date for these accelerated ounces will be deferred and recognized in earnings in accordance with the original repayment schedule.

In the first quarter of 1998, the Company received proceeds of $8.7 million on the repurchase of a portion of its outstanding gold forward sales. The repurchased forward sales include 50,000 ounces of gold scheduled for delivery in each of the five years 1998 to 2002 at forward prices of $395 per ounce in 1998 and 1999 and $374 per ounce in years 2000 to 2002, for a total of 250,000 ounces of gold. Additionally, related to the repurchase, the Company eliminated contingent forward sales of up to an additional 75,000 ounces of gold at $400 per ounce in each of the three years 2000 to 2002. These forward sales had been contingent upon the spot gold price reaching various levels above $400 per ounce. This gain has been deferred and will be recognized in earnings as the formerly hedged production is sold. The deferred gain is scheduled to be recognized in revenue as follows: $1.8 million in 1999, $1.7 million in 2000, $1.7 million in 2001, and $1.7 million in 2002.

In the first quarter of 1998, the Company entered into gold forward sales contracts of 270,000 ounces at an average price of $319 per ounce and silver forward sales contracts of 19.0 million ounces at an average price of $6.01 per ounce. These hedge positions are designed to ensure the economic viability of

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted



the ore located beneath the portion of the Cove pit wall that had collapsed. The remediation of the Cove pit wall resumed in the second quarter of 1998 (note 7).

In January 1998, the Company temporarily suspended operations at the Lupin mine. Deferred revenue amounts related to the 1997 repurchase of Lupin gold forwards that were originally scheduled for 1998 and 1999 recognition will continue to be deferred and will be matched to production in years subsequent to 1999.

In 1997, the Company repurchased its 218,000 ounce gold commitment that hedged an $84.0 million bond obligation. The Company also repurchased all of its gold and silver forward sales positions, which consisted of 654,000 ounces of gold with delivery dates ranging from 1997 to 2002 and 8.5 million ounces of silver with delivery dates ranging from 1997 to 1999. These transactions resulted in cash proceeds of $63.1 million, which the Company used, together with existing cash, to repay the $84.0 million bond obligation 1997. This gain has been deferred and will be recognized in earnings as the formerly hedged gold and silver production is sold. The remaining deferred gain is currently expected to be recognized in revenue as follows: $9.1 million in 1999, $33.0 million in 2000, $1.9 million in 2001, and $1.4 million in 2002.

In 1997, the Company repurchased a portion of its outstanding foreign currency exchange contracts. The contracts repurchased consisted of a total commitment of C$75.6 million at an average C$ to US$1.00 exchange rate of 1.55, with purchase dates ranging from 1998 to 2000. The transactions resulted in cash proceeds of $6.0 million, which have been deferred and will be recognized as a reduction to operating costs when the hedged Canadian dollar transactions occur.

In 1997, the Company swapped a portion of its capital security interest obligation for a commitment to deliver 291,358 ounces of gold in 2002 at a price of $343 per ounce of gold (note 5). During the first quarter of 1998, the Company restructured the gold swap agreement. The restructuring resulted in a conversion of the swap ounces to forward sales commitments, as follows: 57,925 ounces at $379 per ounce in 1998, 175,509 ounces at $379 per ounce in 1999, and 57,925 ounces at $379 per ounce in 2000. Gains realized on the conversion, in the form of forward prices contracted in excess of market, will be deferred and recognized in 2002, when the formerly hedged production is sold. Revenue will be deferred related to the restructuring as follows: $4.3 million in 1998, $13.0 million in 1999, $4.3 million in 2000. The total deferral of $21.6 million will be recognized in revenue in 2002.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


Gold and silver commitments
The Company's gold and silver commitments at December 31, 1998 were as follows.

                                          Forward               Price of                                   Average
                                       Sales/(1)/     Forward Sales/(1)/         Gold Loans         Price of Loans
                                         (ounces)            (per ounce)           (ounces)            (per ounce)
---------------------------------------------------------------------------------------------------------------------
Gold
----
1999                                      255,509                 $  374             15,367                 $  393
2000                                      257,925                    341              8,658                    388
2001                                       90,000                    321                 --                     --
---------------------------------------------------------------------------------------------------------------------
                                          603,434                 $  352             24,025                 $  391
---------------------------------------------------------------------------------------------------------------------
Silver
------
1999                                    5,185,000                 $ 5.82
2000                                    6,500,000                   6.00
2001                                    6,500,000                   6.00
---------------------------------------------------------------------------
                                       18,185,000                 $ 5.95
---------------------------------------------------------------------------

/(1)/ The Company has contingent forward sales of up to 60,000 ounces of gold at $360 per ounce in each quarter from the first quarter of 2001 through the second quarter of 2008. The number of ounces in this contingent forward sale will be determined based on the spot price of gold two days before the end of the previous quarter and the quantity of gold delivered in the previous quarter. These contingent obligations have not been included above.

The delivery prices on the gold loans stated above represent the prices established per the gold loan agreements. Gold loans are remeasured at each balance sheet date, resulting in deferred gains of $2.5 million at December 31, 1998. Remeasurement gains or losses are recorded in deferred income and are included in revenue when the production related to the loans is delivered (note
5).

The Company's option position at December 31, 1998 was as follows.

          Put Options Purchased /(1)/             Put Options Sold       Call Options Purchased          Call Options Sold
        --------------------------------------------------------------------------------------------------------------------
                         Strike Price                 Strike Price                 Strike Price               Strike Price
             Ounces       per Ounce       Ounces       per Ounce       Ounces       per Ounce       Ounces       per Ounce
----------------------------------------------------------------------------------------------------------------------------
Gold
----
1999        158,400         $   304           --         $    --           --        $     --       25,000         $   300
2001         50,000             310           --              --           --              --           --              --
2002         50,000             310           --              --           --              --           --              --
2003         50,000             310           --              --           --              --           --              --
----------------------------------------------------------------------------------------------------------------------------
            308,400         $   307           --         $    --           --        $     --       25,000         $   300
----------------------------------------------------------------------------------------------------------------------------
Silver
------
1999             --         $    --    2,000,000         $  4.75    3,000,000        $   9.00    2,210,000         $  5.67
2000      1,000,000            6.00    7,500,000            4.75    6,500,000            9.00           --              --
2001      1,000,000            6.00    7,500,000            4.75    6,500,000            9.00           --              --
----------------------------------------------------------------------------------------------------------------------------
          2,000,000         $  6.00   17,000,000         $  4.75   16,000,000        $   9.00    2,210,000         $  5.67
----------------------------------------------------------------------------------------------------------------------------

/(1)/ The 50,000 of gold put options with a strike price of $310 per ounce in years 2001 to 2003 are contingent, and the Company will forfeit these options if the 60,000 ounces of contingent gold forward sales at $360 per ounce are required to be

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted



       delivered against in each of those years. The contingent options were included in the gold forward table above to reflect the minimum price the Company will receive on these ounces.

Currency position
The Company's obligations to purchase Canadian dollars at December 31, 1998 were as follows.

                     Canadian                 Exchange Rate
                      Dollars             (C$ to U.S.$1.00)
----------------------------------------------------------------
1999             $ 49,000,000                          1.36
2000               24,000,000                          1.34
----------------------------------------------------------------
                 $ 73,000,000                          1.35
----------------------------------------------------------------

Crude oil position
At December 31, 1998, the Company has a forward purchase commitment to purchase 20,000 barrels of crude oil at $17.63 per barrel in 1999.

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

Shown below are the carrying amounts and unrealized gains or losses on the Company's hedging positions at December 31, 1998 and 1997.

                                                   At December 31, 1998                        At December 31, 1997
                                        ---------------------------------------     ---------------------------------------
                                               Carrying              Fair                  Carrying              Fair
                                                 Amount             Value                    Amount             Value
-------------------------------------------------------------------------------     ---------------------------------------
Gold loans (note 5)                            $  6,900          $     --                  $ 18,600         $     --
Gold swap on capital securities (note 6)             --                --                        --            19,700
Off-balance sheet instruments:
   Gold forward sales                                --            25,400                        --            10,900
   Silver forward sales                              --            12,900                        --            (6,000)
   Gold options    -- puts purchased              1,600               400                     2,800            11,300
                   -- calls sold                     --                --                      (700)              700
   Silver options  -- puts purchased              2,500              (400)                       --                --
                   -- calls sold                 (3,400)             (500)                   (1,700)           (2,500)
                   -- puts sold                 (10,100)           (5,900)                       --                --
                   -- calls purchased            10,100             1,100                        --                --
   Foreign currency contracts                        --            (6,800)                       --            (4,100)
   Crude oil contracts                               --              (100)                       --               500
-------------------------------------------------------------------------------     ---------------------------------------
                                                                 $ 26,100                                   $  30,500
-------------------------------------------------------------------------------     ---------------------------------------

Fair values are estimated for the contract settlement dates based on market quotations of various input variables. These variables are used in valuation models that estimate the fair market value.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted


The credit risk exposure related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. To reduce counterparty credit exposure, the Company deals only with large credit-worthy financial institutions and limits credit exposure to each. In addition, to allow for situations where positions may need to be reversed, the Company deals only in markets it considers highly liquid.

Most of the Company's hedging transactions have no margin requirements. In some instances, however, mainly for the longer-term forward sales and options, margin deposits are required when the market value exceeds the contract value by a predetermined amount.

The fair value of the Company's hedged position can be affected by market conditions beyond the Company's control. The effect of changes in various market factors on the Company's outstanding hedged position at December 31, 1998 would be as follows.

                                                                                                     Effect on
                                                                               Amount of          Market Value of
                                                                                Change            Hedged Position
--------------------------------------------------------------------------------------------------------------------
Change in:
   Gold prices                                                             $ 10.00/ounce                  $ 6,500
   Silver prices                                                           $  0.25/ounce                  $ 3,800
   Canadian dollar                                                            U.S.$ 0.01                  $   700
   Interest rates (effect on gold and silver options and gold loans)                  1%                  $ 3,800
--------------------------------------------------------------------------------------------------------------------

Hedging gains and losses represent the difference between spot or market prices and realized amounts. Shown below are the hedging gains (losses) recognized in earnings.

                                                                    1998                  1997                 1996
-------------------------------------------------------------------------------------------------------------------
Revenue:
   Gold loans and swaps                                          $ 3,096                $1,891              $(3,943)
   Gold forward sales                                              7,179                 1,001                1,541
   Silver forward sales                                            3,118                   508                1,910
   Gold and silver options                                        11,122                 3,131                  534
Operating costs:
   Foreign currency contracts                                     (2,805)                1,317                1,459
   Crude oil contracts                                              (636)                1,343                1,120
Interest expense:
   Gold swap on capital securities (note 6)                           --                   156                   --
-------------------------------------------------------------------------------------------------------------------
                                                                 $21,074                $9,347              $ 2,621
-------------------------------------------------------------------------------------------------------------------

17.   OTHER COMMITMENTS AND CONTINGENCIES
Royalties
Round Mountain mine production is subject to a net smelter return royalty ranging from 3.53% at gold prices of $320 per ounce or less to 6.35% at gold prices of $440 per ounce or more. Its production is also subject to a gross revenue royalty of 3.0%, reduced to 1.5% after $75.0 million has been paid. For the period from inception through December 31, 1998, cumulative royalties of $21.5 million have been paid on the gross revenue royalty.

McCoy/Cove production is subject to a 2% net smelter return royalty. This royalty is based on sales less

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

    Tabular dollar amounts in thousands of U.S. dollars except amounts per share and per ounce or unless otherwise noted



certain deductions.

A portion of production from the Lamefoot area of the Kettle River mine is subject to a 5% net smelter return royalty. K-2 area production at Kettle River is subject to a 5% gross proceeds royalty and a net smelter return royalty ranging from 2% at gold prices of $300 per ounce or less to 3% at gold prices of $400 per ounce or more.

Operating lease commitments
The Company's principal lease commitments are for office premises and equipment. The Company incurred $2.1 million in rental expense in 1998, net of $1.0 million in rental income related to office subleases. The Company's commitments under the remaining terms of the leases are approximately $15.7 million, payable as follows: $4.9 million in 1999, $3.0 million in 2000, $2.0 million in 2001, $1.9 million in 2002, $1.5 million in 2003 and $2.4 million thereafter.

Year 2000 Issue
The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. The Company is assessing the Year 2000 issue and is in the process of modifying or upgrading portions of its software to address the issue. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of suppliers or other third parties, will be fully resolved.

                        QUARTERLY FINANCIAL HIGHLIGHTS
                                  (Unaudited)
               (millions of U.S. dollars except per share data)

                                                                       Net Earnings          Loss per
                                                         Revenue             (Loss)             Share
---------------------------------------------------------------------------------------------------------
1998
First quarter                                             $ 52.9            $  (7.6)           $(0.07)
Second quarter                                              65.3                2.1             (0.01)
Third quarter                                               55.6               (6.0)            (0.06)
Fourth quarter                                              58.4               (8.6)            (0.09)
---------------------------------------------------------------------------------------------------------
Total                                                     $232.2            $ (20.1)           $(0.23)
---------------------------------------------------------------------------------------------------------

1997
First quarter                                             $ 73.8            $ (16.8)           $(0.12)
Second quarter                                              75.8              (20.7)            (0.17)
Third quarter                                               74.5             (327.5)            (2.36)
Fourth quarter                                              81.3              (55.5)            (0.41)
---------------------------------------------------------------------------------------------------------
Total                                                     $305.4            $(420.5)           $(3.06)
---------------------------------------------------------------------------------------------------------

In 1997, these losses include provisions for impaired assets of $309.8 million ($2.22 per share) in the third quarter and $36.2 million ($0.26 per share) in the fourth quarter, and $11.2 million ($0.08 per share) for severance costs in the fourth quarter. See note 8 to the consolidated financial statements.

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

                                    PART IV

               ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial Statements included in Part II, Item 8 Echo Bay Mines Ltd.

                                                                            Page
                                                                            ----
Management's Responsibility For Financial Reporting........................   67
Report Of Independent Chartered Accountants................................   68
Consolidated Balance Sheet.................................................   69
Consolidated Statement Of Operations.......................................   70
Consolidated Statement Of Deficit..........................................   70
Consolidated Statement Of Cash Flow........................................   71
Notes To Consolidated Financial Statements.................................   72

2.   Financial Statement Schedules included in Part IV
     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits required to be filed by Item 601 of Regulation S-K
     Exhibits 10.7, 21, 23.1, 24 and 27 are filed herewith. All other exhibits are incorporated by reference as indicated below.

     Exhibit
       No.          Exhibit Description
      -----         -------------------

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

      10.1 Employee Share Incentive Plan (incorporated herein by reference to Exhibit 10(n) of Registration Statement No. 2-84687).

      10.2 Amendment dated February 18, 1986, to the Employee Share Incentive Plan described in 10.1 above (incorporated herein by reference to Exhibit 10.29 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1986).

      10.3 Director Equity Plan and amendment to Employee Share Incentive Plan (incorporated herein by reference to Registration Statement on Form S-8, file No. 33-91696).

      10.4 Employment Agreement dated May 10, 1996 with Robert L. Leclerc (incorporated herein by reference to exhibit 10.6 of the report on Form 10-K of file No. 1-8542 for the year ended December 31,
               1996).

      10.5 Employee Share Incentive Plan and Restricted Share Grant Plan (incorporated herein by reference to Registration Statement on Form S-8, file No. 333-31835).

      10.6 Registration Statement dated May 14, 1998 (incorporated herein by reference to Registration Statement on Form S-3, file No. 333-52613 and amendments thereto).

      10.7 Second Amended and Restated Gold Bullion Loan Agreement dated as of February 11, 1999.

      21       Subsidiaries of the Registrant.

      23.1     Consent of Ernst & Young LLP.

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

     Filed on November 5, 1998, regarding the Second Supplemental Indenture dated September 15, 1998 related to the capital securities.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ECHO BAY MINES LTD.


                              By:  /s/ Robert L. Leclerc
                                   ---------------------------------------------
                                   Robert L. Leclerc, Q C., Chairman,
                                   Chief Executive Officer and Director

                              Date:  February 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

    Signature                                            Title                                Date
    ---------                                            -----                                ----
/s/ Robert L. Leclerc                              Chairman, Chief Executive           February 24, 1999
-------------------------------------------
Robert L. Leclerc, Q. C.                           Officer and Director

/s/ Peter H. Cheesbrough                           Senior Vice President, Finance
-------------------------------------------
Peter H. Cheesbrough                               and Chief Financial Officer


/s/ Tom S. Q. Yip                                  Vice President, Controller and
-------------------------------------------
Tom S. Q. Yip                                      Principal Accounting Officer

* JOHN N. ABELL
* LATHAM C. BURNS
* PIERRE CHOQUETTE
* JOHN G. CHRISTY
* PETER CLARKE
* ROBERT L. LECLERC
* JOHN F. MCOUAT
* MONICA E. SLOAN
* R. GEOFFREY P. STYLES                            *  A majority of the
                                                       Board of Directors

* By /s/ Lois-Ann L. Brodrick                                                          February 24, 1999
     --------------------------------------
     Lois-Ann L. Brodrick, Attorney-in-fact

Exhibits 10.7, 21, 23.1, 24 and 27 are filed herewith. All other exhibits are incorporated by reference as indicated below.


Exhibit No.    Exhibit Description
-----------    -------------------
2.1            Share Subscription and Purchase Agreement among Sercor,
               Ltd.,Echo Bay Mines Ltd. and Kendall Gold Corporation
               (incorporated byreference to Exhibit 2.1 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).

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

10.1 Employee Share Incentive Plan (incorporated herein by reference to Exhibit 10(n) of Registration Statement No. 2-84687).

10.2 Amendment dated February 18, 1986, to the Employee Share Incentive Plan described in 10.1 above (incorporated herein by reference to Exhibit 10.29 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1986).

10.3 Director Equity Plan and amendment to Employee Share Incentive Plan (incorporated herein by reference to Registration Statement on Form S-8, file No. 33-91696).

10.4           Employment Agreement dated May 10, 1996 with Robert L.
               Leclerc (incorporated herein by reference to exhibit
               10.6 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1996).

10.5 Employee Share Incentive Plan and Restricted Share Grant Plan (incorporated herein by reference to Registration Statement on Form S-8, file No. 333-31835).

10.6 Registration Statement dated May 14, 1998 (incorporated herein by reference to Registration Statement on Form S-3, file No. 333-52613 and amendments thereto).

10.7 Second Amended and Restated Gold Bullion Loan Agreement dated as of February 11, 1999.

21             Subsidiaries of the Registrant.

23.1           Consent of Ernst & Young LLP.

24             Power of Attorney.

27             Financial Data Schedule.