Form 10-Q
period 1999-03-31
ECHO BAY MINES LTD
filed 1999-04-30
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                -----------    ------------

                  Commission File Number       1-8542
                                           --------------

                              ECHO BAY MINES LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Incorporated under the laws of Canada                             None
   -------------------------------------                     ------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


   Suite 1000, 6400 S. Fiddlers Green
          Circle Englewood, CO                                    80111-4957
------------------------------------------                        ----------
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

                                   Yes     X      No
                                        -------      -------

              Title of Class                  Shares Outstanding as of
              --------------                       April 30, 1999
               Common Shares                       --------------
       without nominal or par value                  140,607,145

================================================================================

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                                                                                Page

                                                                                                                                ----


PART I - FINANCIAL INFORMATION

     ITEM 1. Condensed Financial Statements (Unaudited).........................................................................  1

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............................. 11

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings.................................................................................................. 24

     ITEM 6. Exhibits and Reports on Form 8-K................................................................................... 24

SIGNATURE....................................................................................................................... 25

                              ECHO BAY MINES LTD.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                                                              March 31                 December 31
thousands of U.S. dollars                                                                   1999                        1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $   3,430                   $   7,987
 Short-term investments                                                                    3,396                       3,336
 Interest and accounts receivable                                                          4,278                       3,585
 Inventories (note 2)                                                                     40,919                      37,929
 Prepaid expenses and other assets                                                         7,755                       6,635
----------------------------------------------------------------------------------------------------------------------------
                                                                                          59,778                      59,472

Plant and equipment (note 3)                                                             188,413                     196,670
Mining properties (note 3)                                                                94,338                      95,738
Long-term investments and other assets                                                    26,079                      16,196
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 368,608                   $ 368,076
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                              $  33,677                   $  43,609
 Income and mining taxes payable                                                           2,956                       2,941
 Gold and other financings (note 4)                                                       11,085                      11,652
 Deferred income (note 4)                                                                 21,993                      15,182
----------------------------------------------------------------------------------------------------------------------------

                                                                                          69,711                      73,384

Gold and other financings (note 4)                                                        45,982                      41,119
Deferred income (note 4)                                                                  65,995                      64,363
Other long-term obligations                                                               48,997                      47,943
Deferred income taxes                                                                      7,641                       7,513

Commitments and contingencies (note 9)

Common shareholders' equity:
 Common shares, no par value, unlimited number authorized;
   issued and outstanding - 140,607,145 shares                                           713,343                     713,343
 Capital securities (note 5)                                                             114,244                     110,862
 Deficit                                                                                (672,201)                   (663,875)
 Foreign currency translation                                                            (25,104)                    (26,576)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         130,282                     133,754
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 368,608                   $ 368,076
============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.



CONSOLIDATED STATEMENT OF OPERATIONS                                                                        Three months ended
thousands of U.S. dollars,                                                                                            March 31
except for per share data                                                                        1999                     1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 48,782                $  52,855
Revenue
------------------------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                                                               32,413                   33,305
 Royalties                                                                                      1,748                    1,722
 Production taxes                                                                                  86                      354
 Depreciation and amortization                                                                 12,801                   13,902
 Reclamation and mine closure                                                                   1,816                    1,651
 General and administrative                                                                     1,873                    2,257
 Exploration and development                                                                    2,117                    3,180
 Interest and other (note 6)                                                                      954                    4,038
------------------------------------------------------------------------------------------------------------------------------
                                                                                               53,808                   60,409
------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                       (5,026)                  (7,554)
------------------------------------------------------------------------------------------------------------------------------
Income tax expense:
 Current                                                                                           75                       72
 Deferred                                                                                          --                       --
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   75                       72
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                     $ (5,101)               $  (7,626)
==============================================================================================================================
Net loss attributable to common shareholders (note 5)                                        $ (8,326)               $ (10,259)
==============================================================================================================================
Loss per share                                                                               $  (0.06)               $   (0.07)
==============================================================================================================================
Weighted average number of shares outstanding (thousands)                                     140,607                  139,370
==============================================================================================================================


CONSOLIDATED STATEMENT                                                                                      Three months ended
OF DEFICIT                                                                                                            March 31
thousands of U.S. dollars                                                                        1999                     1998
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                                $(663,875)               $(631,320)
Net loss                                                                                       (5,101)                  (7,626)
Interest on capital securities, net of nil tax effect (note 5)                                 (3,225)                  (2,633)
------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                      $(672,201)               $(641,579)
==============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                                                                     Three months ended
OF CASH FLOW                                                                                                         March 31
thousands of U.S. dollars                                                                            1999                1998
-----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
 Net cash flows provided from (used in) operating activities                                     $  5,487            $(16,992)
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                                                            (8,089)             (4,629)
 Proceeds on repurchase of gold forward sales                                                       1,500               8,673
 Short-term investments                                                                               485               2,414
 Long-term investments and other assets                                                            (4,999)                522
 Proceeds on the sale of plant and equipment                                                           68               2,309
 Proceeds on the sale of mining properties                                                             --               1,195
 Other                                                                                               (622)                 58
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  (11,657)             10,542
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Currency borrowings                                                                                8,000                  --
 Debt repayments                                                                                   (4,998)             (4,164)
 Other                                                                                             (1,389)               (112)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    1,613              (4,276)
-----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                          (4,557)            (10,726)
Cash and cash equivalents, beginning of period                                                      7,987              16,953
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $  3,430            $  6,227
=============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted.

1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of March 31, 1999 and December 31, 1998 and the consolidated results of operations and cash flow for the three months ended March 31, 1999 and 1998. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

2.  INVENTORIES

                                                                                       March 31                December 31
                                                                                           1999                       1998
--------------------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                                            $19,719                    $14,704
                 --  in-process                                                           6,234                      8,568
Materials and supplies                                                                   14,966                     14,657
--------------------------------------------------------------------------------------------------------------------------
                                                                                        $40,919                    $37,929
==========================================================================================================================

3.  PROPERTY, PLANT AND EQUIPMENT

Plant and equipment                                                                    March 31                December 31
                                                                                           1999                       1998
--------------------------------------------------------------------------------------------------------------------------
Cost                                                                                   $657,739                   $653,533
Less accumulated depreciation                                                           469,326                    456,863
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $188,413                   $196,670
==========================================================================================================================

Mining properties                                                                      March 31                December 31
                                                                                           1999                       1998
--------------------------------------------------------------------------------------------------------------------------

Producing mines' acquisition, exploration & development costs                          $270,799                   $270,585
Less accumulated amortization                                                           220,344                    216,810
--------------------------------------------------------------------------------------------------------------------------
                                                                                         50,455                     53,775
Development properties' acquisition, exploration & development costs                     24,334                     24,067
Deferred mining costs                                                                    19,549                     17,896
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 94,338                   $ 95,738
==========================================================================================================================

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted.


4.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                                               Financings                   Deferred Income
                                                         --------------------------------  --------------------------------
                                                                March 31      December 31         March 31      December 31
                                                                    1999             1998             1999             1998
---------------------------------------------------------------------------------------------------------------------------
Gold loans                                                       $ 3,175          $ 6,867          $ 2,707          $ 3,478
Currency loans                                                    49,035           41,035               --               --
Capital securities (note 5)                                        4,857            4,869               --               --
Repurchase of gold and silver forward contracts                       --               --           52,314           52,283
Repurchase of forward currency exchange contracts                     --               --            5,995            5,995
Deferred gain on restructuring of capital securities
 swap                                                                 --               --            7,534            4,287
Premiums received on gold and silver option contracts                 --               --           19,438           13,502
---------------------------------------------------------------------------------------------------------------------------
                                                                  57,067           52,771           87,988           79,545
Less current portion                                              11,085           11,652           21,993           15,182
---------------------------------------------------------------------------------------------------------------------------
                                                                 $45,982          $41,119          $65,995          $64,363
===========================================================================================================================

At March 31, 1999, a 11,347 ounce gold term loan and a $26.0 million currency term loan were outstanding under a gold loan agreement. Under the agreement, the aggregate gold and currency commitment must be repaid quarterly at a specified principal amount in dollars and/or the equivalent number of ounces valued at the original gold loan price of $349 per ounce. The gold loan was restructured in 1996, resulting in a restructured gold loan price of $388 per ounce. In the third and fourth quarters of 1998 and the first quarter of 1999, the Company opted to accelerate its repayment of gold ounces and decelerate its repayment of the currency loan from the original repayment schedule. The difference between the restructured gold loan price of $388 per ounce and the spot price on the repayment date for these accelerated ounces is being deferred and will be recognized in earnings in accordance with the original repayment schedule.

5.  CAPITAL SECURITIES

In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods.
During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. The Company has exercised its right to defer the April 1998, the October 1998, and the April 1999 interest payments to holders of the capital securities. The deferred interest accrued at March 31, 1999, totaling $19.1 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted.


6.  INTEREST AND OTHER

                                                                                                        Three months ended
                                                                                                                  March 31
                                                                                               1999                   1998
--------------------------------------------------------------------------------------------------------------------------
Interest income                                                                              $  (68)               $   (89)
Interest expense                                                                              1,100                  2,443
Unrealized loss on share investments                                                             23                    849
(Gain) loss on sale of share investments                                                       (485)                 1,058
Gain on sale of plant and equipment                                                              --                 (1,052)
Gain on sale of interests in mining properties                                                   --                 (1,195)
Other                                                                                           384                  2,024
--------------------------------------------------------------------------------------------------------------------------
                                                                                             $  954                $ 4,038
==========================================================================================================================

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

U.S. GAAP financial statements
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                                                            Three months ended
                                                                                                      March 31
                                                                                 1999                     1998
--------------------------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                                                  $(5,101)                $ (7,626)
Change in market value of foreign exchange contracts                            2,343                    1,456
Additional interest expense on capital securities                              (3,225)                  (2,633)
Amortization of deferred financing on capital securities                         (158)                    (158)
Unrealized/realized loss on share investments                                      23                      252
Recognition of severance expense                                                   --                   (4,980)
Amortization of mining properties                                                  --                      491
--------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                      $(6,118)                $(13,198)
==============================================================================================================
Loss per share under U.S. GAAP                                                 $(0.04)                  $(0.09)
==============================================================================================================

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted.


The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                                                    Mining
                                         Foreign                  Properties   Santa Elina
                              Canadian   Exchange      Share        Amorti-    Acquisition/    Capital      U.S.
March 31, 1999                  GAAP    Contracts   Investments     zation      Write-off    Securities     GAAP
------------------------------------------------------------------------------------------------------------------
Short-term investments        $  3,396  $      --   $       877   $       --   $         --  $       --   $  4,273
Long-term investments and
 other assets                   26,079         --            --           --             --       1,900     27,979
Mining properties               94,338         --            --      (11,526)            --          --     82,812
Gold and other financings       57,067         --            --           --             --      95,143    152,210
Deferred income                 87,988     (5,995)           --           --             --          --     81,993
Other long-term obligations     48,997      4,431            --           --             --      19,101     72,529
Common shares                  713,343         --            --           --         36,428          --    749,771
Capital securities             114,244         --            --           --             --    (114,244)        --
Deficit                        672,201     (1,564)       (7,579)      11,526         36,428      (1,900)   709,112
Foreign currency translation    25,104         --             6           --             --          --     25,110
Net unrealized loss on
 share investments                  --         --         6,696           --             --          --      6,696
Common shareholders' equity    130,282      1,564           877      (11,526)            --    (112,344)     8,853
------------------------------------------------------------------------------------------------------------------

The following statement of comprehensive loss would be disclosed in accordance with U.S. GAAP.

                                                                                                          Three months ended
                                                                                                                    March 31
                                                                                              1999                      1998
----------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                                   $(6,118)                 $(13,198)
Other comprehensive income, after a nil income tax effect:
 Unrealized gain/loss on share investments:
  Net unrealized holding gain arising during the period                                        851                       249
  Reclassification adjustment for net (gain) loss recognized in earnings                      (485)                    1,058
----------------------------------------------------------------------------------------------------------------------------
  Net unrealized income                                                                        366                     1,307
  Foreign currency translation adjustments                                                   1,473                     1,317
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                                   1,839                     2,624
----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                         $(4,279)                 $(10,574)
============================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                               March 31             December 31
                                                                   1999                    1998
-----------------------------------------------------------------------------------------------
Foreign currency translation                                   $(25,110)               $(26,583)
Net unrealized loss on share investments                         (6,696)                 (7,547)
-----------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                           $(31,806)               $(34,130)
===============================================================================================

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 1999. The impact of the new

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted.


standard on the Company's financial information prepared under U.S. GAAP has not yet been determined.

8.  SEGMENT INFORMATION

The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the first quarter of 1999, the Company had three operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; and Kettle River in Washington, USA. All are 100% owned except for Round Mountain, which is 50% owned. In January 1998, the Company temporarily suspended operations at its Lupin mine in the Nunavut Territory of Canada.

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

                                                                           Three months ended
                                                                                     March 31
Gold Production (ounces)                                            1999                 1998
---------------------------------------------------------------------------------------------
Round Mountain (50%)                                              59,685               66,067
McCoy/Cove                                                        32,114               39,853
Kettle River                                                      26,965               27,245
---------------------------------------------------------------------------------------------
Total gold                                                       118,764              133,165
=============================================================================================

Silver Production (ounces)                                          1999                 1998
---------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                               2,664,838            2,258,456
=============================================================================================

                                                                           Three months ended
                                                                                     March 31
Cash Operating Costs per Ounce of Gold Produced                     1999                 1998
---------------------------------------------------------------------------------------------
Round Mountain                                                     $ 221                $ 194
McCoy/Cove                                                           209                  203
Kettle River                                                         228                  258
---------------------------------------------------------------------------------------------
Company consolidated weighted average                              $ 216                $ 208
=============================================================================================

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted.


                                                                            Three months ended
Reconciliation of Cash Operating                                                      March 31
Costs per Ounce to Financial Statements                             1999                  1998
----------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                                $ 12,434              $  9,881
  McCoy/Cove                                                      14,490                15,784
  Kettle River                                                     5,489                 5,995
  Lupin                                                               --                 1,645
----------------------------------------------------------------------------------------------
Total operating costs per financial statements                    32,413                33,305
Change in finished goods inventories and other                     3,500                 4,012
Co-product cost of silver produced                               (10,260)               (9,689)
----------------------------------------------------------------------------------------------
Cash operating costs                                            $ 25,653              $ 27,628
==============================================================================================
Gold ounces produced                                             118,764               133,165
==============================================================================================
Cash operating costs per ounce                                  $    216              $    208
==============================================================================================

The Company's management generally monitors revenues on a consolidated basis. Information regarding the Company's consolidated revenues is provided below.

                                                                            Three months ended
                                                                                      March 31
                                                                     1999                 1998
-----------------------------------------------------------------------------------------------
Total gold and silver revenues                                    $48,782              $52,855
Average gold price realized per ounce                             $   324              $   341
Average silver price realized per ounce                           $  5.52              $  6.19
----------------------------------------------------------------------------------------------

9.  HEDGING ACTIVITIES AND COMMITMENTS

In April 1999, the Company entered into gold forward sales and purchased gold put options totaling 610,000 ounces at an average price of approximately $335 per ounce, scheduled for delivery in the five years from 2000 through 2004. The Company has also sold 185,000 ounces of gold call options at $340 per ounce expiring at various dates in 2004 and 2005. This additional hedging provides flexibility for the Company in its consideration of reopening the Lupin mine, which has been on care and maintenance since early 1998. If the Company decides not to reopen Lupin, the current hedge position, including the April 1999 transactions, would hedge approximately 70% of planned gold production from the Company's currently producing properties in the years 2000 to 2004.

In the third and fourth quarters of 1998 and the first quarter of 1999 the Company opted to accelerate its repayment of gold ounces and decelerate its repayment of a currency loan from the original repayment schedule for outstanding gold and currency borrowings under a gold loan agreement (note 4). The difference between the restructured gold loan price and the spot price on the repayment date for these accelerated ounces is being deferred and will be recognized in earnings in accordance with the original repayment schedule.

                              ECHO BAY MINES LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted.


Shown below are the carrying amounts, estimated fair values and unrealized gains on the Company's gold loans at March 31, 1999 and December 31, 1998 (note 4). Carrying amounts include deferred income recorded on the balance sheet related to gold loan remeasurement.

                                                             March 31, 1999                                        December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                            Carrying           Estimated         Unrealized          Carrying           Estimated         Unrealized
                             Amount           Fair Value            gain              Amount           Fair Value            gain
------------------------------------------------------------------------------------------------------------------------------------
Gold loans                   $4,400             $3,200             $1,200             $9,400             $6,900             $2,500
------------------------------------------------------------------------------------------------------------------------------------

Shown below are the carrying amounts and estimated fair values of the Company's other hedging instruments at March 31, 1999 and December 31, 1998.

                                                                       March 31, 1999                         December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                       Carrying             Estimated            Carrying             Estimated
                                                        Amount             Fair Value             Amount             Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Gold forward sales                                          --              $23,400                   --              $25,400
Silver forward sales                                        --               11,600                   --               12,900
Gold options    -  puts purchased                        1,600                3,000                1,600                2,400
                -  calls sold                           (1,200)                  --                   --                   --
                -  calls purchased                       1,300                  700                   --                   --
Silver options  -  puts purchased                        2,500                2,200                2,500                2,100
                -  calls sold                           (6,100)              (1,600)              (3,400)                (500)
                -  puts sold                           (12,100)              (5,700)             (10,100)              (6,100)
                -  calls purchased                      14,400                2,600               10,100                  700
Foreign currency contracts                                  --               (4,400)                  --               (6,800)
Crude oil contracts                                         --                   --                   --                 (100)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            $31,800                                   $30,000
====================================================================================================================================

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models which estimate the fair market value.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 1999
                                (U.S. dollars)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $287 per ounce during the first quarter of 1999.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

As of March 31, 1999, the Company has protected itself against gold price declines in 1999 and 2000 through its hedge portfolio. This portfolio will ensure a minimum average cash price realized of $345 per ounce for over 90% of planned 1999 gold production. For the year 2000, the Company has hedged approximately 262,000 ounces of gold at a minimum average cash price of $345 per ounce. In addition, the Company has hedged 5.6 million silver ounces at an average price of $5.72 per ounce in 1999 and 7.5 million ounces of silver at a minimum average price of $5.87 per ounce in 2000. See note 9 to the interim consolidated financial statements.

The Company's Lupin mine, located in the Nunavut Territory of Canada, continues on care and maintenance following the January 1998 temporary suspension of operations. Additionally, the Company continues to defer final construction decisions on two planned gold mines, Paredones Amarillos in Mexico and Aquarius in Canada, and continues to defer further development of the Ulu satellite deposit near the Lupin mine.

The Company's exploration efforts are focused on projects principally located in North America where the Company already has extensive gold mining infrastructure.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 5 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. The Company has exercised its right to defer the April 1998, the October 1998 and the April 1999 interest payments.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided from operating activities was $5.5 million for the first three months of 1999 compared to net cash flows used in operating activities of $17.0 million for the first three months of 1998. The 1999 results compared to 1998 reflect the absence of the 1998 payment of severance costs accrued at the end of 1997 ($9.2 million), lower payments related to vendor, payroll and interest accruals ($8.3 million), an increased volume of silver ounces sold ($2.2 million), higher cash gold price realized ($1.4 million), decreased exploration and development expenses ($1.1 million), and decreased operating costs ($0.9 million), partially offset by lower cash silver prices realized ($1.0 million) and lower volume of gold sold ($3.0 million).

Net cash used in investing activities totaled $11.7 million in the first three months of 1999, primarily related to mining properties, plant and equipment ($8.1 million) and long-term deposits for reclamation obligations ($5.0

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 1999
                                (U.S. dollars)


million), partially offset by $1.5 million received on the repurchase of gold forwards entered into in the first quarter of 1999.

Cash provided from financing activities was $1.6 million in the first three months of 1999, comprised of currency borrowings of $8.0 million, partially offset by the repayment of gold borrowings ($5.0 million) and the repayment of a capital lease obligation ($1.4 million).

The Company had $3.4 million in cash and cash equivalents and $3.4 million in short-term investments at March 31, 1999.

At March 31, 1999, the Company's total debt was $57.1 million, of which $11.1 million was current.

The Company currently has $23.0 million outstanding, and up to $27.0 million or gold equivalent, subject to covenant limitations, available until 2001, under its revolving credit facility. The Company currently has no restrictions on the borrowing capacity of this line, based on the trailing 90-day average spot price of $287 per ounce of gold. The Company's borrowing capacity under the facility is measured at the end of each quarter.

At March 31, 1999, the estimated value of the Company's hedge portfolio was $31.8 million. Margin deposits could be required if the market value exceeds the contract value by a predetermined amount.

For the full year 1999, the Company expects to incur $12 million in capital expenditures, of which $0.8 million has been incurred in the first three months of 1999. Additionally, the Company expects to incur $27 million in deferred stripping and McCoy/Cove pit wall remediation costs for the full year 1999, of which $7.0 million has been incurred in the first three months of 1999. The Company will rely on its operating cash flow and borrowing capacity under its revolving loan facility to fund the remainder of its planned 1999 spending. The Company continues to monitor its discretionary spending in view of the current low gold price environment and the cost structure at the Company's operating mines.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)


FINANCIAL REVIEW

The Company reported a net loss of $5.1 million ($0.06 per share) in the first quarter of 1999, compared to a net loss of $7.6 million ($0.07 per share) in the first quarter of 1998. The 1999 results compared to 1998 reflect a net unrealized/realized gain on the Company's share investment portfolio compared to a net loss in the prior year ($2.4 million), lower depreciation and amortization ($1.1 million), decreased exploration and development expenses ($1.1 million), decreased operating costs ($0.9 million), partially offset by lower gold and silver prices realized ($3.4 million).

Gold production decreased 11% to 118,764 ounces in the first quarter of 1999 compared to 133,165 ounces in the first quarter of 1998. Decreased production was primarily due to lower heap leach tons placed at Round Mountain and decreased mill grades at McCoy/Cove.

Cash operating costs were $216 per ounce of gold in the first quarter of 1999, versus $208 in the first quarter of 1998, reflecting lower production at Round Mountain and McCoy/Cove, partially offset by increased mill grade at Kettle River. Total production costs were $316 per ounce in the first quarter of 1999, versus $317 per ounce in the first quarter of 1998.

The term ounce as used in this Form 10-Q means "troy ounce".

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                            Three months ended
                                                                      March 31
Revenue Data                                             1999             1998
--------------------------------------------------------------------------------
Gold
----
 Ounces sold                                          109,711          118,594
 Average price realized/ounce - revenue basis      $      324       $      341
 Average price realized/ounce - cash basis /1/     $      351       $      338
 Average market price/ounce                        $      287       $      294
 Revenue (millions of U.S. $)                      $     35.6       $     40.4
 Percentage of total revenue                               73%              76%
Silver
------
 Ounces sold                                        2,393,095        2,016,097
 Average price realized/ounce - revenue basis      $     5.52       $     6.19
 Average price realized/ounce - cash basis /1/     $     5.34       $     5.76
 Average market price/ounce                        $     5.30       $     6.23
 Revenue (millions of U.S. $)                      $     13.2       $     12.5
 Percentage of total revenue                               27%              24%
--------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)           $     48.8       $     52.9
================================================================================

/1/ Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)


The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis                                      Three months ended
1999 vs. 1998                                                            March 31
-------------------------------------------------------------------------------------------------
Lower gold prices                                                        $   (1.8)
Lower silver prices                                                          (1.6)
Change in volume                                                             (0.7)
-------------------------------------------------------------------------------------------------
Decrease in revenue                                                      $   (4.1)
=================================================================================================

Production Costs
Production cost data per ounce of gold is set out below.

                                                                                                         Three months ended
Production Costs per                                                                                               March 31
Ounce of Gold Produced                                                                             1999                1998
-------------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                                                             $ 213               $ 205
 Deferred stripping and mine development costs                                                      (11)                  1
 Inventory movements and other                                                                       14                   2
-------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                                216                 208
 Royalties                                                                                           10                   9
 Production taxes                                                                                     1                   2
-------------------------------------------------------------------------------------------------------------------------------
Total cash costs                                                                                    227                 219
 Depreciation                                                                                        59                  63
 Amortization                                                                                        21                  26
 Reclamation and mine closure                                                                         9                   9
-------------------------------------------------------------------------------------------------------------------------------
Total production costs                                                                            $ 316               $ 317
===============================================================================================================================

Expenses

Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $216 per ounce of gold in the first quarter of 1999 and $208 in the first quarter of 1998. See "Operations Review."

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                                                                Three months ended
thousands of U.S. dollars,                                                                                       March 31
except per ounce amounts                                                                         1999                1998
-----------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                                                     $ 32,413            $ 33,305
Change in finished goods inventory and other                                                    3,500               4,012
Co-product cost of silver produced                                                            (10,260)             (9,689)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                         $ 25,653            $ 27,628
=============================================================================================================================
Gold ounces produced                                                                          118,764             133,165
=============================================================================================================================
Cash operating costs per ounce                                                               $    216            $    208
=============================================================================================================================

The decrease in depreciation and amortization in the first quarter of 1999 compared to the first quarter of 1998 reflects the fact that as McCoy/Cove approaches the end of its useful life, major groups of its assets are fully depreciated and are not being replaced.

Exploration and development decreased in the first quarter of 1999 compared to the first quarter of 1998 due to a decreased scope of exploration activities.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

Reserve estimates

The price used in estimating the Company's ore reserves at December 31, 1998 was $325 per ounce of gold and $5.75 per ounce of silver. The market price for gold is currently well below this level. If the Company determines that its reserves should be calculated at a significantly lower price than used at December 31, 1998, there would likely be a material reduction in the amount of gold reserves. For example, the Company estimates that, based on extrapolation of information developed in reserve calculation, but without the same degree of analysis as required for reserve calculation, if the Company's reserves at December 31, 1998 were based on a price of $300 per ounce of gold, reserves at the operating properties would decrease approximately 12%. If the Company's reserves at December 31, 1998 were calculated at $350 per ounce of gold, reserves at the operating properties would increase approximately 4%. The Company estimates that such changes in gold price assumptions would not result in material impacts to the reserve estimations for Aquarius and Paredones Amarillos. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

OPERATIONS REVIEW

Operating data by mine is set out below.

                                                                                                       Three months ended
                                                                                                                 March 31
Operating Data by Mine                                                                           1999                1998
------------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  Round Mountain (50%)                                                                     59,685              66,067
 (b)  McCoy/Cove                                                                               32,114              39,853
 (c)  Kettle River                                                                             26,965              27,245
------------------------------------------------------------------------------------------------------------------------------
Total gold                                                                                    118,764             133,165
==============================================================================================================================

Silver production (ounces)
-------------------------
 (b)  McCoy/Cove                                                                            2,664,838           2,258,456
------------------------------------------------------------------------------------------------------------------------------
Total silver                                                                                2,664,838           2,258,456
==============================================================================================================================

Gold production decreased 11% to 118,764 ounces in the first quarter of 1999 compared to 133,165 ounces in the first quarter of 1998. Decreased production was primarily due to lower heap leach tons placed at Round Mountain and decreased mill grades at McCoy/Cove. Silver production increased to 2.7 million ounces in the first quarter of 1999 from 2.3 million ounces in the first quarter of 1998, reflecting increased mill grades. For the full year 1999, the Company's gold production target is between 455,000 and 475,000 ounces and the silver production target is between 7 and 8 million ounces.

                                                                                                       Three months ended
                                                                                                                 March 31
Operating Data by Mine                                                                           1999                1998
------------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
----------------------------------------
 (a)  Round Mountain                                                                            $ 221               $ 194
 (b)  McCoy/Cove                                                                                  209                 203
 (c)  Kettle River                                                                                228                 258
------------------------------------------------------------------------------------------------------------------------------
Company average                                                                                 $ 216               $ 208
==============================================================================================================================

Cash operating costs were $216 per ounce of gold in the first quarter of 1999, compared to $208 in the first quarter of 1998. The Company has targeted consolidated cash operating costs of $235 to $245 per ounce of gold produced for the full year 1999.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

(a)  Round Mountain, Nevada (50% owned)

                                                                                                                 Three months ended
                                                                                                                           March 31
OPERATING DATA                                                                                            1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
  Heap leached - reusable pad (50%)                                                                     19,338               30,407
  Heap leached - dedicated pad (50%)                                                                    25,235               22,638
  Milled (50%)                                                                                          15,112               12,239
  Other (50%)                                                                                               --                  783
                                                                                                       -------             --------
  Total (50%)                                                                                           59,685               66,067
Ore and waste mined (million tons) (100%)                                                                 18.9                 16.1
Mining cost/ton of ore and waste                                                                       $  0.74             $   0.65
Heap leaching cost/ton of ore                                                                          $  0.75             $   0.68
Milling cost/ton of ore                                                                                $  3.32             $   3.98
Production cost per ounce of gold produced:
  Direct mining expense                                                                                $   236             $    194
  Deferred stripping cost                                                                                  (30)                  10
  Inventory movements and other                                                                             15                  (10)
                                                                                                       -------             --------
   Cash operating cost                                                                                     221                  194
  Royalties                                                                                                 20                   17
  Production taxes                                                                                           1                    2
                                                                                                       -------             --------
   Total cash cost                                                                                         242                  213
  Depreciation                                                                                              49                   40
  Amortization                                                                                              18                   18
  Reclamation and mine closure                                                                               9                    7
                                                                                                       -------             --------
   Total production costs                                                                              $   318             $    278
                                                                                                       -------             --------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                                                                       18,803               26,366
  Grade (ounce/ton)                                                                                      0.036                0.036
  Recovery rate (%)                                                                                       77.6                 74.9
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                                                                       91,648              108,297
  Grade (ounce/ton)                                                                                      0.010                0.010
  Recovery rate /1/
Milled:
  Ore processed (tons/day) (100%)                                                                        7,275                7,169
  Grade (ounce/ton)                                                                                      0.086                0.053
  Recovery rate (%)                                                                                       86.0                 72.6
===================================================================================================================================

/1/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

At the Round Mountain mine in Nevada, the Company's 50% share of production was 59,685 in the first quarter of 1999, down from 66,067 in the first quarter of 1998. Starting in late 1998, the mine entered a period of higher waste stripping as it began work on a new phase of the mine. Mining more waste tons during the first quarter of 1999 resulted in fewer ore tons being available for processing and therefore lower production. This was partially offset by the processing of higher grade ore through the mill.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

The lower production resulted in cash operating costs rising to $221 per ounce in the first quarter of 1999 from $194 per ounce in the same quarter of the previous year. Mining ore tons from the new phase will begin in the second quarter of 1999 and result in production increasing and cash costs decreasing.

Operations at Round Mountain's mill have continued to improve since its completion in 1997. During the first quarter of 1999, the mill produced 30,224 ounces of gold (Echo Bay's 50% share, 15,112 ounces), 23% better than the first quarter of 1998. The increased production was accomplished as a result of the processing of higher grade ores and improved recoveries. In the Round Mountain ore body there are small, high grade feeder structures, the grades of which are hard to determine in advance of mining. Late in the first quarter of 1999, these structures increased the grade of material available for processing at the mill. This positive variance is anticipated to continue into the second quarter of 1999.

The ore tons placed under leach on the reusable pad were down by 30% in the first quarter of 1999 compared to the same quarter the previous year. With less higher grade oxide ore tons available for loading on the reusable pad, the Company's share of production was down to 19,338 ounces during the first quarter of 1999 compared with 30,407 ounces in the first quarter of 1998.

In 1998, through extensive fieldwork, Round Mountain identified 11 targets outside the area of known resource. More drilling is planned on two of the three targets initially drilled in 1998, as well as two additional targets. This work continues to be aimed at identifying the underlying geological structures and determining their potential to host gold mineralization.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

   (b) McCoy/Cove, Nevada (100% owned)

                                                                                                                 Three months ended
                                                                                                                           March 31
OPERATING DATA                                                                                            1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                                                                 20,657               25,422
 Heap leached                                                                                           11,457               14,431
                                                                                                    ----------           ----------
 Total gold                                                                                             32,114               39,853
Silver produced (ounces):
 Milled                                                                                              2,584,340            2,136,149
 Heap leached                                                                                           80,498              122,307
                                                                                                    ----------           ----------
 Total silver                                                                                        2,664,838            2,258,456
Ore and waste mined (million tons)                                                                        11.8                  7.6
Mining cost/ton of ore and waste                                                                    $     0.72           $     0.74
Milling cost/ton of ore                                                                             $     6.74           $     6.31
Heap leaching cost/ton of ore                                                                       $     1.71           $     1.57
Production cost per ounce of gold produced:
 Direct mining expense                                                                              $      190           $      196
 Deferred stripping cost                                                                                     2                   (1)
 Inventory movements and other                                                                              17                    8
                                                                                                    ----------           ----------
   Cash operating cost                                                                                     209                  203
 Royalties                                                                                                   3                    3
 Production taxes                                                                                           --                    2
                                                                                                    ----------           ----------
   Total cash cost                                                                                         212                  208
 Depreciation                                                                                               47                   53
 Amortization                                                                                               27                   38
 Reclamation and mine closure                                                                               11                    8
                                                                                                    ----------           ----------
   Total production costs                                                                           $      297           $      307
                                                                                                    ----------           ----------
Average gold-to-silver price ratio /1/                                                                  54.3:1               47.3:1
Milled:
 Ore processed (tons/day)                                                                               11,516               10,916
 Gold grade (ounce/ton)                                                                                  0.035                0.041
 Silver grade (ounce/ton)                                                                                 3.15                 2.62
 Gold recovery rate (%)                                                                                   44.8                 55.8
 Silver recovery rate (%)                                                                                 66.3                 74.2
Heap leached:
 Ore processed (tons/day)                                                                               11,589               12,021
 Gold grade (ounce/ton)                                                                                  0.026                0.020
 Silver grade (ounce/ton)                                                                                 0.23                 0.37
 Recovery rates /2/
====================================================================================================================================

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

At McCoy/Cove in Nevada, lower gold grades processed through the mill resulted in lower first quarter 1999 production compared to the first quarter of 1998 (32,114 ounces compared with 39,853 ounces a year ago). Silver grades processed through the mill increased by 20%, helping to increase production to 2,664,838 ounces of silver in the first quarter of 1999, compared with 2,258,456 ounces in the first quarter of 1998. The lower equivalent production resulted in cash operating costs increasing to $209 per ounce in the first quarter of 1999 from $203 per ounce in the first quarter of 1998. While McCoy/Cove has done an effective job of controlling costs despite lower production, costs per ounce are expected to continue to rise over the remaining quarters of 1999.

The remediation of the Cove pit wall is anticipated to be complete by the middle of 1999. The first ore release from this area is expected to occur in the third quarter of 1999, but will be low grade leach ore. Higher grade mill ore is expected to become available beginning in early 2000.

During the first quarter of 1999, the Company began underground development of a small pod of gold and silver mineralization located off the east side of the Cove pit. Production of this material began early in the second quarter of 1999 and will continue into the fourth quarter of 1999. Though the extent of this mineralization is limited (132,000 tons), it is relatively high in grade (0.15 ounces of gold per ton and 9.8 ounces of silver per ton), making it economical to process using underground mining methods. As mining advances, exploration drilling continues in order to search for extensions of this mineralization. In addition, another area of mineralization located near the Cove pit is also being evaluated for potential underground development.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

(c)  Kettle River, Washington  (100% owned)

                                                                                                                 Three months ended
                                                                                                                           March 31
OPERATING DATA                                                                                            1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                                                                  26,965               27,245
Tons of ore mined                                                                                      154,378              193,453
Mining cost/ton of ore                                                                                $  24.19             $  20.91
Milling cost/ton of ore                                                                               $  11.11             $   9.76
Production cost per ounce of gold produced:
 Direct mining expense                                                                                $    231             $    260
 Deferred mine development cost                                                                             --                   --
 Inventory movements and other                                                                              (3)                  (2)
                                                                                                      --------             --------
   Cash operating cost                                                                                     228                  258
 Royalties                                                                                                  13                   11
 Production taxes                                                                                            1                    1
                                                                                                      --------             --------
   Total cash cost                                                                                         242                  270
 Depreciation                                                                                               67                   72
 Amortization                                                                                                8                    5
 Reclamation and mine closure                                                                               15                   12
                                                                                                      --------             --------
   Total production costs                                                                             $    332             $    359
                                                                                                      --------             --------
Milled:
 Ore processed (tons/day)                                                                                1,658                2,107
 Tons of ore milled                                                                                    150,838              191,769
 Grade (ounce/ton)                                                                                       0.207                0.176
 Recovery rate (%)                                                                                        86.3                 80.5
===================================================================================================================================

At the Kettle River mine in Washington State, first quarter 1999 gold production of 26,965 ounces was consistent with first quarter 1998 gold production of 27,245 ounces. The 21% reduction in the number of tons processed was largely offset by better recoveries and the processing of higher grade ores. Cash operating costs were lower by $30 per ounce in the first quarter of 1999 compared to the same period in 1998, resulting from lower mill tonnage, only partially offset by higher mining costs.

As mining gets deeper in the ore bodies and is therefore slower, and with more of the ore coming from K-2 with its longer trucking distances, fewer tons will be available for processing and costs per ton will be higher. The majority of the higher grade ore processed during the first quarter of 1999 was mined from the K-2 deposit, and the increased grade was sufficient to more than offset the higher mining costs.

Kettle River has had some success in identifying economic mineralization associated with extensions of the K-2 deposit to the east and south. More work will be done in the coming months to quantify the extent of this mineralization. Regional exploration opportunities continue to be evaluated as potential ore sources for the Kettle River mill.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

RECENT DEVELOPMENTS

Lupin

In January 1998, the Company announced a temporary suspension of operations at the Lupin property in the Nunavut Territory, Canada. During the first quarter of 1999, the Company incurred $1.1 million in care and maintenance costs related to Lupin. These costs are being expensed as incurred. The Company will recommission the Lupin mine only when the Company can secure a satisfactory cash margin over the cash operating costs.

Development Properties

In 1997, the Company deferred final construction decisions on its two planned gold mines, the 100% owned Aquarius gold mine in Ontario, Canada and the 60% owned Paredones Amarillos in Mexico. Development holding costs for these projects are being expensed as incurred. During the first quarter of 1999, the Company expensed a combined total of $0.1 million in holding costs related to Aquarius and Paredones Amarillos.

The Company continues exploration work in the area surrounding the Aquarius project. The Company's goal is to locate additional mineralization which could add economic value to the project.

The Company is evaluating alternatives for the development of Paredones Amarillos in light of the depressed price of gold. The existing mine plan for the project requires a $375 per ounce gold price to achieve an acceptable rate of return for the Company and its joint venture partners.

Other projects

At the 50% owned Kuranakh project located in the Sakha Republic of the Russian Federation, negotiations continue with the government committee established for defining the terms of the production sharing agreement, which will provide the producer with a fixed life-of-project tax structure in return for a portion of the ounces being delivered to the Russian government.

Exploration program

The Company's exploration program focuses on those projects located in North America where the Company already has extensive gold mining infrastructure. For the first quarter of 1999, the Company charged $1.1 million against current earnings in connection with its exploration activities.

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

Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors such as slower transaction processing and slower financial reporting to significant systems

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

failure which could affect the Company's ability to conduct normal business operations, and which may result in the interruption of metal production.

The Company is assessing the Year 2000 issue and is in the process of modifying or upgrading portions of its software to address the issue. The estimated cost of this remediation is estimated to be less than $1 million and is being expensed as incurred. To date, the Company has concluded the planned modifications to information technology, and expects the user testing of these modifications to be completed in the second quarter of 1999. The Company is also performing modifications to embedded computer systems within operating equipment. The Company plans to complete modifications to critical operating systems such as the crusher, mill and truck dispatch systems by the end of the second quarter 1999. Contingency plans have and continue to be developed for other equipment, such as the rolling back of clocks for date-sensitive equipment. Additionally, critical third party suppliers of reagents, power, fuel and other mine site supplies have been contacted to inquire about uninterrupted delivery of major operating parts and materials. The Company intends to have fully stocked inventories of critical supplies at the end of 1999. A prolonged delay in the delivery of key supplies such as electrical power, fuel and reagents could result in the interruption of metal production.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 1999
                                (U.S. dollars)

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

                              ECHO BAY MINES LTD.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is engaged in routine litigation incidental to its business.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27                   Financial Data Schedule.

(b) Reports on Form 8-K          Filed on March 18, 1999, related to the
                                 deferral of the April 1999 interest payment on the capital securities.

                              ECHO BAY MINES LTD.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ECHO BAY MINES LTD.
                                        ----------------------------------------
                                        (Registrant)



April 30, 1999
--------------
Date



                                        /s/ Tom S. Q. Yip
                                        ----------------------------------------
                                        TOM S. Q. YIP
                                        Vice President, Controller and Principal
                                        Accounting Officer