Form 10-Q
period 1999-06-30
ECHO BAY MINES LTD
filed 1999-07-30
CIK 722080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----   -----
                         Commission File Number   1-8542
                                                ----------

                              ECHO BAY MINES LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Incorporated under the laws
                       of Canada                             None
            -------------------------------           -------------------
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)


     Suite 1000, 6400 S. Fiddlers Green Circle             80111-4957
                   Englewood, CO                           ----------
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

                          Yes      X      No
                                -------       -------

           Title of Class                  Shares Outstanding as of
           --------------
           Common Shares                        July 30, 1999
   without nominal or par value                 -------------
                                                 140,607,145

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                                                 Page
                                                                                                 ----

PART I - FINANCIAL INFORMATION

  ITEM 1.  Condensed Financial Statements (Unaudited)...........................................   1

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  11

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings....................................................................  25

  ITEM 4.  Submission of Matters to a Vote of the Security Holders..............................  25

  ITEM 6.  Exhibits and Reports on Form 8-K.....................................................  25

SIGNATURE.......................................................................................  26

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                                                               June 30                 December 31
thousands of U.S. dollars                                                                   1999                        1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $   6,237                   $   7,987
 Short-term investments                                                                    2,755                       3,336
 Interest and accounts receivable                                                          2,874                       3,585
 Inventories (note 2)                                                                     39,391                      37,929
 Prepaid expenses and other assets                                                         8,296                       6,635
----------------------------------------------------------------------------------------------------------------------------
                                                                                          59,553                      59,472

Plant and equipment (note 3)                                                             182,582                     196,670
Mining properties (note 3)                                                                87,439                      95,738
Long-term investments and other assets                                                    29,960                      16,196
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 359,534                   $ 368,076
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                              $  27,267                   $  43,609
 Income and mining taxes payable                                                           2,903                       2,941
 Gold and other financings (note 4)                                                       12,128                      11,652
 Deferred income (note 4)                                                                 25,951                      15,182
----------------------------------------------------------------------------------------------------------------------------
                                                                                          68,249                      73,384

Gold and other financings (note 4)                                                        44,137                      41,119
Deferred income (note 4)                                                                  68,807                      64,363
Other long-term obligations                                                               45,246                      47,943
Deferred income taxes                                                                      7,822                       7,513

Commitments and contingencies (note 9)

Common shareholders' equity:
   Common shares, no par value, unlimited number authorized;
       140,607,145 shares issued and outstanding                                         713,343                     713,343
 Capital securities (note 5)                                                             117,538                     110,862
 Deficit                                                                                (682,656)                   (663,875)
 Foreign currency translation                                                            (22,952)                    (26,576)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         125,273                     133,754
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 359,534                   $ 368,076
============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF OPERATIONS                        Three months ended              Six months ended
thousands of U.S. dollars,                                             June 30                       June 30
except for per share data                                  1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------

Revenue                                                $ 50,862       $ 65,346       $ 99,644       $118,201
------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                         34,833         42,433         67,246         75,738
 Royalties                                                1,567          2,218          3,315          3,940
 Production taxes                                            43            329            129            683
 Depreciation and amortization                           13,616         17,416         26,417         31,318
 Reclamation and mine closure                             1,709          1,536          3,525          3,187
 General and administrative                               2,034          2,067          3,907          4,324
 Exploration and development                              1,889          2,602          4,006          5,782
 Interest and other (note 6)                              2,106         (5,423)         3,060         (1,385)
------------------------------------------------------------------------------------------------------------
                                                         57,797         63,178        111,605        123,587
------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                      (6,935)         2,168        (11,961)        (5,386)
------------------------------------------------------------------------------------------------------------
Income tax expense:
 Current                                                     96            102            171            174
 Deferred                                                    --             --             --             --
------------------------------------------------------------------------------------------------------------
                                                             96            102            171            174
------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                    $ (7,031)      $  2,066       $(12,132)      $ (5,560)
============================================================================================================

Net loss attributable to common shareholders
 (note 5)                                              $(10,455)      $ (1,458)      $(18,781)      $(11,717)
============================================================================================================

Loss per share                                         $  (0.07)      $  (0.01)      $  (0.13)      $  (0.08)
============================================================================================================

Weighted average number of shares outstanding
 (thousands)                                            140,607        139,751        140,607        139,560
============================================================================================================


CONSOLIDATED STATEMENT                                      Three months ended              Six months ended
OF DEFICIT                                                             June 30                       June 30
thousands of U.S. dollars                                 1999            1998           1999           1998
------------------------------------------------------------------------------------------------------------
Balance, beginning of period                          $(672,201)     $(641,579)     $(663,875)     $(631,320)
Net earnings (loss)                                      (7,031)         2,066        (12,132)        (5,560)
Interest on capital securities, net
 of nil tax effect (note 5)                              (3,424)        (3,524)        (6,649)        (6,157)
------------------------------------------------------------------------------------------------------------
Balance, end of period                                $(682,656)     $(643,037)     $(682,656)     $(643,037)
=============================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                    Three months ended      Six months ended
OF CASH FLOW                                                         June 30               June 30
thousands of U.S. dollars                                    1999       1998       1999       1998
--------------------------------------------------------------------------------------------------

CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
 Net cash flows provided from operating activities        $12,757    $17,834   $ 18,244    $   842
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                    (7,750)    (5,237)   (15,839)    (9,866)
 Proceeds on repurchase of gold forward sales                  --         --      1,500      8,673
 Short-term investments                                        --        604        485      3,018
 Long-term investments and other assets                       (15)      (975)    (5,014)      (453)
 Proceeds on sale of investment in Santa Elina (note 6)        --      6,252         --      6,252
 Proceeds on the sale of plant and equipment                  193        141        261      2,450
 Proceeds on the sale of mining properties                     --         --         --      1,195
 Other                                                       (605)      (610)    (1,227)      (552)
--------------------------------------------------------------------------------------------------
                                                           (8,177)       175    (19,834)    10,717
FINANCING ACTIVITIES
 Currency borrowings                                        3,000         --     11,000         --
 Debt repayments                                           (4,773)    (4,164)    (9,771)    (8,328)
 Other                                                         --       (114)    (1,389)      (226)
--------------------------------------------------------------------------------------------------
                                                           (1,773)    (4,278)      (160)    (8,554)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        2,807     13,731     (1,750)     3,005
Cash and cash equivalents, beginning of period              3,430      6,227      7,987     16,953
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $ 6,237    $19,958   $  6,237    $19,958
==================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.  GENERAL
In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of June 30, 1999 and December 31, 1998 and the consolidated results of operations and cash flow for the three and six months ended June 30, 1999 and 1998. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

2.  INVENTORIES

                                                                                        June 30                December 31
                                                                                           1999                       1998
--------------------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                                        $    18,878                $    14,704
                 --  in-process                                                           6,327                      8,568
Materials and supplies                                                                   14,186                     14,657
--------------------------------------------------------------------------------------------------------------------------
                                                                                    $    39,391                $    37,929
--------------------------------------------------------------------------------------------------------------------------

3.  PROPERTY, PLANT AND EQUIPMENT

Plant and equipment                                                                     June 30                December 31
                                                                                           1999                       1998
--------------------------------------------------------------------------------------------------------------------------
Cost                                                                                $   663,256                $   653,533
Less accumulated depreciation                                                           480,674                    456,863
--------------------------------------------------------------------------------------------------------------------------
                                                                                    $   182,582                $   196,670
--------------------------------------------------------------------------------------------------------------------------

Mining properties                                                                       June 30                December 31
                                                                                           1999                       1998
--------------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                                  $   271,364                $   270,585
Less accumulated amortization                                                           223,625                    216,810
--------------------------------------------------------------------------------------------------------------------------
                                                                                         47,739                     53,775
Development properties' acquisition and development costs                                24,726                     24,067
Deferred mining costs                                                                    14,974                     17,896
--------------------------------------------------------------------------------------------------------------------------
                                                                                    $    87,439                $    95,738
==========================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

4.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                                               Financings                   Deferred Income
                                                             ----------------------------    ------------------------------
                                                                 June 30      December 31          June 30      December 31
                                                                    1999             1998             1999             1998
---------------------------------------------------------------------------------------------------------------------------
Gold loans                                                   $     1,093      $     6,867      $     2,646      $     3,478
Currency loans                                                    50,035           41,035               --               --
Capital securities (note 5)                                        5,137            4,869               --               --
Repurchase of gold and silver forward contracts                       --               --           50,169           52,283
Repurchase of forward currency exchange contracts                     --               --            5,995            5,995
Deferred gain on restructuring of capital securities swap             --               --           10,781            4,287
Premiums received on gold and silver option contracts                 --               --           25,167           13,502
---------------------------------------------------------------------------------------------------------------------------
                                                                  56,265           52,771           94,758           79,545
Less current portion                                              12,128           11,652           25,951           15,182
---------------------------------------------------------------------------------------------------------------------------
                                                             $    44,137      $    41,119      $    68,807      $    64,363
===========================================================================================================================

At June 30, 1999, a 4,192-ounce gold term loan and a $26.0 million currency term loan were outstanding under a gold loan agreement. Under the agreement, the aggregate gold and currency commitment must be repaid quarterly at a specified principal amount in dollars and/or the equivalent number of ounces valued at the original gold loan price of $349 per ounce. The gold loan was restructured in 1996, resulting in a restructured gold loan price of $388 per ounce. Since the third quarter of 1998, the Company has opted to accelerate its quarterly gold ounce repayments and decelerate its quarterly currency repayments from the original repayment schedule. The difference between the restructured gold loan price of $388 per ounce and the spot price on the repayment date for these accelerated ounces is being deferred and will be recognized in earnings in accordance with the original repayment schedule.

5.  CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods.
During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Since April 1998, the Company has exercised its right to defer its semi-annual interest payments to holders of the capital securities. The deferred interest accrued at June 30, 1999, totaling $19.7 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

6.  INTEREST AND OTHER

                                                                        Three months ended                    Six months ended
                                                                                   June 30                             June 30
                                                                    1999              1998              1999              1998
------------------------------------------------------------------------------------------------------------------------------
Interest income                                                   $  (47)          $   (93)           $ (115)          $  (182)
Interest expense                                                   1,129             1,086             2,229             3,529
Unrealized loss on share investments                                 754               357               777             1,206
(Gain) loss on sale of share investments                              --               (95)             (485)              962
Gain on sale of plant and equipment                                  (61)             (134)              (38)           (1,186)
Gain on sale of interests in mining properties                        --                --                --            (1,195)
Gain on sale of investment in Santa Elina                             --            (6,252)               --            (6,252)
Other                                                                331              (292)              692             1,733
------------------------------------------------------------------------------------------------------------------------------
                                                                  $2,106           $(5,423)           $3,060           $(1,385)
==============================================================================================================================

Gain on sale of investment in Santa Elina
In 1998, the Company sold its investment in Santa Elina, which had no book value, for $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company assigned no book value. The Company realized no gain when it sold the Chapada property in the second quarter of 1999.

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

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                                        Three months ended                    Six months ended
                                                                                   June 30                             June 30
                                                                    1999              1998              1999              1998
------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                          $(7,031)          $ 2,066         $ (12,132)         $ (5,560)
Recognition of severance expense                                      --                --                --            (4,980)
Unrealized/realized (gain) loss on share investments                 754              (680)              777              (428)
Change in market value of foreign exchange contracts               1,475            (2,614)            3,818            (1,158)
Amortization of mining properties                                     --               542                --             1,033
Additional interest expense on capital securities                 (3,424)           (3,524)           (6,649)           (6,157)
Amortization of deferred financing on capital securities            (159)             (159)             (317)             (317)
------------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                         $(8,385)          $(4,369)        $(14,503)          $(17,567)
==============================================================================================================================
Loss per share under U.S. GAAP                                   $ (0.06)          $ (0.03)         $ (0.10)          $  (0.13)
==============================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                                                        Mining
                                            Foreign                 Properties    Santa Elina
                                Canadian   Exchange         Share      Amorti-   Acquisition/     Capital       U.S.
June 30, 1999                       GAAP  Contracts   Investments       zation      Write-off  Securities       GAAP
--------------------------------------------------------------------------------------------------------------------
Short-term investments          $  2,755  $      --      $    169     $     --       $     --    $     --   $  2,924
Long-term investments and
 other assets                     29,960         --            --           --             --       1,742     31,702
Mining properties                 87,439         --            --      (11,526)            --          --     75,913
Gold and other financings         56,265         --            --           --             --      97,863    154,128
Deferred income                   94,758     (5,995)           --           --             --          --     88,763
Other long-term obligations       45,246      2,956            --           --             --      19,675     67,877
Common shares                    713,343         --            --           --         36,428          --    749,771
Capital securities               117,538         --            --           --             --    (117,538)        --
Deficit                          682,656     (3,039)       (8,332)      11,526         36,428      (1,742)   717,497
Foreign currency translation      22,952         --           (21)          --             --          --     22,931
Net unrealized loss on  share
 investments                          --         --         8,184           --             --          --      8,184
Common shareholders' equity      125,273      3,039           169      (11,526)            --    (115,796)     1,159
--------------------------------------------------------------------------------------------------------------------

The following statement of comprehensive loss would be disclosed in accordance with U.S. GAAP.

                                                                           Three months ended        Six months ended
                                                                                      June 30                 June 30
                                                                          1999           1998        1999        1998
---------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                               $(8,385)       $(4,369)   $(14,503)   $(17,567)
Other comprehensive income (loss), after a nil income tax
 effect:
 Unrealized gain/loss on share investments:
  Net unrealized holding gain (loss) arising during the period          (1,488)           781        (637)      1,030
  Reclassification adjustment for net (gain) loss recognized in
   earnings                                                                 --            (95)       (485)        962
---------------------------------------------------------------------------------------------------------------------
  Net unrealized income (loss)                                          (1,488)           686      (1,122)      1,992
  Foreign currency translation adjustments                               2,179         (3,492)      3,652      (2,175)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                          691         (2,806)      2,530        (183)
---------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                     $(7,694)       $(7,175)   $(11,973)   $(17,750)
=====================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                     June 30             December 31
                                                        1999                    1998
------------------------------------------------------------------------------------
Foreign currency translation                        $(22,931)               $(26,583)
Net unrealized loss on share investments              (8,184)                 (7,547)
------------------------------------------------------------------------------------
Accumulated other comprehensive loss                $(31,115)               $(34,130)
====================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 2000. The impact of the new standard on the Company's financial information prepared under U.S. GAAP has not yet been determined.

8.  SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the first six months of 1999, the Company had three operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; and Kettle River in Washington, USA. All are 100% owned except for Round Mountain, which is 50% owned. In January 1998, the Company temporarily suspended operations at its Lupin mine in the Nunavut Territory of Canada.

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

                                                                       Three months ended                        Six months ended
                                                                                  June 30                                 June 30
Gold Production (ounces)                                         1999                1998                1999                1998
---------------------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                           70,765              73,020             130,450             139,087
McCoy/Cove                                                     29,576              35,591              61,690              75,444
Kettle River                                                   24,715              31,587              51,680              58,832
---------------------------------------------------------------------------------------------------------------------------------
Total gold                                                    125,056             140,198             243,820             273,363
=================================================================================================================================

Silver Production (ounces) - all from McCoy/Cove            1,918,479           2,054,173           4,583,317           4,312,629
=================================================================================================================================

                                                                       Three months ended                        Six months ended
                                                                                  June 30                                 June 30
Cash Operating Costs per Ounce of Gold Produced                  1999                1998                1999                1998
---------------------------------------------------------------------------------------------------------------------------------
Round Mountain                                             $      195          $      187          $      207          $      190
McCoy/Cove                                                        222                 221                 215                 211
Kettle River                                                      243                 225                 235                 241
---------------------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                      $      213          $      208          $      215          $      208
=================================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


                                                   Three months ended      Six months ended
Reconciliation of Cash Operating                              June 30               June 30
Costs per Ounce to Financial Statements              1999        1998       1999       1998
--------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                   $ 11,504   $ 15,974   $ 23,938   $ 25,855
  McCoy/Cove                                         17,323     18,188     31,813     33,972
  Kettle River                                        6,006      8,271     11,495     14,266
  Lupin                                                  --         --         --      1,645
--------------------------------------------------------------------------------------------
Total operating costs per financial statements       34,833     42,433     67,246     75,738
Change in finished goods inventories and other         (215)    (4,624)     3,462       (549)
Co-product cost of silver produced                   (7,981)    (8,648)   (18,287)   (18,329)
--------------------------------------------------------------------------------------------
Cash operating costs                               $ 26,637   $ 29,161   $ 52,421   $ 56,860
============================================================================================
Gold ounces produced                                125,056    140,198    243,820    273,363
============================================================================================
Cash operating costs per ounce                     $    213   $    208   $    215   $    208
============================================================================================

The Company's management generally monitors revenues on a consolidated basis. Information regarding the Company's consolidated revenues is provided below.

                                                   Three months ended      Six months ended
                                                              June 30               June 30
                                                   1999          1998       1999       1998
-------------------------------------------------------------------------------------------
Total gold and silver revenues                     $ 50.9     $  65.3       $ 99.6   $118.2
Average gold price realized per ounce              $  326     $   338       $  325   $  339
Average silver price realized per ounce            $ 5.27     $  5.59       $ 5.38   $ 5.88
-------------------------------------------------------------------------------------------

9.  HEDGING ACTIVITIES AND COMMITMENTS
In April 1999, the Company entered into gold forward sales and purchased gold put options totaling 610,000 ounces at an average price of approximately $335 per ounce, scheduled for delivery in the five years from 2000 through 2004. The Company has also sold 185,000 ounces of gold call options at $340 per ounce expiring at various dates in 2004 and 2005. This additional hedging provides flexibility for the Company in its consideration of reopening the Lupin mine, which has been on care and maintenance since early 1998. If the Company decides not to reopen Lupin, the current hedge position, including the April 1999 transactions, would hedge approximately 60% of planned gold production from the Company's currently producing properties in the years 2000 to 2004.

Since the third quarter of 1998, the Company has opted to accelerate its quarterly gold ounce repayments and decelerate its quarterly currency repayments from an original repayment schedule under a loan agreement (note 4). The difference between the restructured gold loan price and the spot price on the repayment date for these accelerated ounces is being deferred and will be recognized in earnings in accordance with the original repayment schedule.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Shown below are the carrying amounts, estimated fair values and unrealized gains on the Company's gold loans at June 30, 1999 and December 31, 1998 (note 4). Carrying amounts include deferred income recorded on the balance sheet related to gold loan remeasurement.

                                                            June 30, 1999                                        December 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
                           Carrying          Estimated         Unrealized           Carrying          Estimated         Unrealized
                             Amount         Fair Value               gain             Amount         Fair Value               gain
----------------------------------------------------------------------------------------------------------------------------------
Gold loans                   $1,600             $1,100               $500             $9,400             $6,900             $2,500
----------------------------------------------------------------------------------------------------------------------------------

Shown below are the carrying amounts and estimated fair values of the Company's other hedging instruments at June 30, 1999 and December 31, 1998.

                                                                      June 30, 1999                         December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                      Carrying            Estimated             Carrying            Estimated
                                                        Amount           Fair Value               Amount           Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Gold forward sales                                     $    --              $41,500              $    --              $25,400
Silver forward sales                                        --               10,900                   --               12,900
Gold options    - puts purchased                         3,600                8,900                1,600                2,400
                - calls sold                            (6,000)              (5,800)                  --                   --
                - calls purchased                        1,300                  200                   --                   --
Silver options  - puts purchased                         2,500                2,000                2,500                2,100
                - calls sold                            (6,100)              (1,200)              (3,400)                (500)
                - puts sold                             (9,700)              (4,700)             (10,100)              (6,100)
                - calls purchased                       14,200                2,000               10,100                  700
Foreign currency contracts                                  --               (3,000)                  --               (6,800)
Crude oil contracts                                         --                   --                   --                 (100)
-----------------------------------------------------------------------------------------------------------------------------
                                                                            $50,800                                   $30,000
=============================================================================================================================

Fair values are estimated for the contract settlement dates based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                 June 30, 1999
                                (U.S. dollars)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $281 per ounce during the first six months of 1999 and was $261 per ounce on June 30, 1999.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

As of June 30, 1999, the Company has partially protected itself against gold price declines in 1999 and 2000 through its hedge portfolio. This portfolio will ensure a minimum average cash price realized of $349 per ounce for over 90% of planned 1999 gold production. For the year 2000, the Company has hedged approximately 368,000 ounces of gold at a minimum average cash price of $338 per ounce. In addition, the Company has hedged 5.6 million silver ounces at an average cash price of $5.73 per ounce in 1999 and 7.5 million ounces of silver at a minimum average cash price of $5.87 per ounce in 2000. See note 9 to the interim consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash flow provided from operating activities was $18.2 million for the first six months of 1999 compared to $0.8 million for the first six months of 1998. The 1999 results compared to 1998 reflect the 1998 payment for severance and other costs accrued at the end of 1997 related to asset impairment ($15.0 million), lower payments related to vendor, payroll and other accruals ($10.5 million), reduced operating costs ($8.5 million), higher volume of silver sold ($5.0 million), and lower exploration and development spending ($1.8 million). These factors were partially offset by lower volume of gold sold ($18.5 million) and an increase in inventory in the first half of 1999 compared to a decrease in the same period in 1998 ($3.9 million).

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                 June 30, 1999
                                (U.S. dollars)


Net cash used in investing activities totaled $19.8 million in the first six months of 1999, primarily related to mining properties, plant and equipment ($15.8 million) and long-term deposits for reclamation obligations ($5.0 million), partially offset by $1.5 million received on the repurchase of gold forwards entered into in the first quarter of 1999.

Cash used in financing activities was $0.2 million in the first six months of 1999, comprised of gold and currency loan repayments ($9.8 million) and the repayment of a capital lease obligation ($1.4 million), largely offset by currency borrowings of $11.0 million.

The Company had $6.2 million in cash and cash equivalents and $2.8 million in short-term investments at June 30, 1999.

At June 30, 1999, the Company's total debt was $56.3 million, of which $12.1 million was current.

The Company currently has $24.0 million outstanding, and up to $26.0 million or gold equivalent, subject to covenant limitations, available until August 2001, under its revolving credit facility. The Company currently has no restrictions on the borrowing capacity of this line, based on the trailing 90-day average spot price of $273 per ounce of gold. The Company's borrowing capacity under the facility is measured at the end of each quarter.

At June 30, 1999, the estimated value of the Company's hedge portfolio was $50.8 million. Margin deposits could be required by certain counterparties if the fair value of the hedge portfolio were less than the predetermined margin threshold.

For the full year 1999, the Company expects to incur $11 million in capital expenditures, of which $3.3 million has been incurred in the first six months of 1999. Additionally, the Company expects to incur $22 million in deferred stripping and McCoy/Cove pit wall remediation costs for the full year 1999, of
which $12.1 million has been incurred in the first six months of 1999.    The
remediation of the pit wall was completed in the second quarter of 1999. The Company will rely on its operating cash flow and borrowing capacity under its revolving loan facility to fund the remainder of its planned 1999 capital and deferred mining expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price and the cost structure at the Company's operating mines.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)


FINANCIAL REVIEW
Three month results
The Company reported a net loss of $7.0 million ($0.07 per share) in the second quarter of 1999, compared to net earnings of $2.1 million (a loss of $0.01 per share after interest on the capital securities) in the second quarter of 1998. The 1999 results compared to 1998 reflect decreased gold sales volume ($15.2 million), proceeds on the sale of Santa Elina recognized in the second quarter of 1998 ($6.3 million), and lower gold and silver prices realized ($2.1 million). These factors were partially offset by lower operating costs ($7.6 million), decreased depreciation and amortization ($3.8 million), and increased volume of silver sold ($2.9 million).

Gold production decreased 11% to 125,056 ounces in the second quarter of 1999 compared to 140,198 ounces in the second quarter of 1998. Decreased production reflects lower mill grades and recoveries at McCoy/Cove and decreased mill tonnage at Kettle River.

Cash operating costs were $213 per ounce of gold in the second quarter of 1999, versus $208 in the second quarter of 1998, primarily a result of higher mining costs at Round Mountain and lower production at Kettle River. Total production costs were $314 per ounce in the second quarter of 1999, versus $315 per ounce in the second quarter of 1998.

Six month results
The Company reported a net loss of $12.1 million ($0.13 per share) in the first six months of 1999, compared to a net loss of $5.6 million ($0.08 per share) in the first six months of 1998. The 1999 results compared to 1998 reflect decreased gold sales volume ($18.2 million), proceeds on the sale of Santa Elina recognized in the second quarter of 1998 ($6.3 million), and lower gold and silver prices realized ($5.7 million). These factors were partially offset by lower operating costs ($8.5 million), increased volume of silver sold ($5.3 million), decreased depreciation and amortization ($4.9 million), lower net realized and unrealized losses on the Company's share investment portfolio ($1.9 million), decreased exploration and development ($1.8 million), and lower net interest expense ($1.2 million).

Gold production decreased 11% to 243,820 ounces in the first six months of 1999 compared to 273,363 ounces in the first six months of 1998. Decreased production was primarily due to lower mill grades and recoveries at McCoy/Cove, lower heap leach tons placed at Round Mountain and decreased mill tonnage at Kettle River.

Cash operating costs were $215 per ounce of gold in the first six months of 1999, versus $208 in the first six months of 1998, reflecting lower production at all three mines and higher mining costs at Round Mountain. Total production costs were $317 per ounce in the first six months of 1999, versus $311 per ounce in the first six months of 1998.

The term ounce as used in this Form 10-Q means "troy ounce".

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                      Three months ended          Six months ended
                                                                 June 30                   June 30
Revenue Data                                           1999         1998         1999         1998
--------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                        112,399      157,277      222,110      275,871
 Average price realized/ounce - revenue basis    $      326   $      338   $      325   $      339
 Average price realized/ounce - cash basis /(1)/ $      345   $      346   $      348   $      344
 Average market price/ounce                      $      274   $      300   $      281   $      297
 Revenue (millions of U.S. $)                    $     36.6   $     53.1   $     72.2   $     93.5
 Percentage of total revenue                             72%          81%          72%          79%
Silver
------
 Ounces sold                                      2,708,016    2,184,608    5,101,111    4,200,705
 Average price realized/ounce - revenue basis    $     5.27   $     5.59   $     5.38   $     5.88
 Average price realized/ounce - cash basis/(1)/  $     5.19   $     5.43   $     5.26   $     5.59
 Average market price/ounce                      $     5.15   $     5.74   $     5.22   $     5.98
 Revenue (millions of U.S. $)                    $     14.3   $     12.2   $     27.4   $     24.7
 Percentage of total revenue                             28%          19%          28%          21%
--------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)         $     50.9   $     65.3   $     99.6   $    118.2
==================================================================================================

/(1)/ Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis                               Three months ended            Six months ended
1999 vs. 1998                                                      June 30                     June 30
------------------------------------------------------------------------------------------------------
Lower gold prices                                                   $ (1.4)                     $ (3.2)
Lower silver prices                                                   (0.7)                       (2.5)
Change in volume                                                     (12.3)                      (12.9)
------------------------------------------------------------------------------------------------------
Decrease in revenue                                                 $(14.4)                     $(18.6)
======================================================================================================

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)

Production Costs
Production cost data per ounce of gold is set out below.

                                                                     Three months ended                        Six months ended
Production Costs per                                                            June 30                                 June 30
Ounce of Gold Produced                                         1999                1998                1999                1998
-------------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                         $ 227               $ 213               $ 220               $ 209
 Deferred stripping and mine development costs                  (16)                (10)                (14)                 (4)
 Inventory movements and other                                    2                   5                   9                   3
-------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                            213                 208                 215                 208
 Royalties                                                       10                  12                  10                  11
 Production taxes                                                --                   2                  --                   2
-------------------------------------------------------------------------------------------------------------------------------
Total cash costs                                                223                 222                 225                 221
 Depreciation                                                    60                  59                  60                  58
 Amortization                                                    20                  25                  21                  25
 Reclamation and mine closure                                    11                   9                  11                   7
-------------------------------------------------------------------------------------------------------------------------------
Total production costs                                        $ 314               $ 315               $ 317               $ 311
===============================================================================================================================

Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $213 per ounce of gold in the second quarter of 1999 and $208 in the second quarter of 1998. See "Operations Review."

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                              Three months ended                        Six months ended
thousands of U.S. dollars,                                                      June 30                                 June 30
except per ounce amounts                                       1999                1998                1999                1998
-------------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                   $ 34,833            $ 42,433            $ 67,246            $ 75,738
Change in finished goods inventory and other                   (215)             (4,624)              3,462                (549)
Co-product cost of silver produced                           (7,981)             (8,648)            (18,287)            (18,329)
-------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                       $ 26,637            $ 29,161            $ 52,421            $ 56,860
===============================================================================================================================
Gold ounces produced                                        125,056             140,198             243,820             273,363
===============================================================================================================================
Cash operating costs per ounce                             $    213            $    208            $    215            $    208
===============================================================================================================================

The decrease in depreciation and amortization in the second quarter of 1999 compared to the second quarter of 1998 reflects the fact that as McCoy/Cove approaches the end of its useful life, major groups of its assets are becoming fully depreciated and are not being replaced.

Exploration and development decreased in the second quarter of 1999 compared to the second quarter of 1998 due to a decreased scope of exploration activities.

Reserve estimates
The prices used in estimating the Company's ore reserves at December 31, 1998 were $325 per ounce of gold and $5.75 per ounce of silver. The market price for gold is currently well below this level. If the Company determines that its reserves should be estimated at a significantly lower price than that used at December 31, 1998, there could be a material reduction in the amount of gold reserves. For example, the Company estimates that based on extrapolation of information developed in reserve estimation, but without the same degree of analysis as required

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)


for reserve estimation, if the Company's reserves at December 31, 1998 were based on a price of $300 per ounce of gold, reserves at the operating properties would decrease approximately 12%. The Company estimates that such changes in gold price assumptions could have material impacts to the reserve estimations for Aquarius and Paredones Amarillos. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

OPERATIONS REVIEW
Operating data by mine is set out below.

                                                                    Three months ended                        Six months ended
                                                                               June 30                                 June 30
Operating Data by Mine                                        1999                1998                1999                1998
------------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
-----------------------
 (a)  Round Mountain (50%)                                  70,765              73,020             130,450             139,087
 (b)  McCoy/Cove                                            29,576              35,591              61,690              75,444
 (c)  Kettle River                                          24,715              31,587              51,680              58,832
------------------------------------------------------------------------------------------------------------------------------
Total gold                                                 125,056             140,198             243,820             273,363
==============================================================================================================================

Silver production (ounces)
--------------------------
 (b)  McCoy/Cove                                         1,918,479           2,054,173           4,583,317           4,312,629
------------------------------------------------------------------------------------------------------------------------------
Total silver                                             1,918,479           2,054,173           4,583,317           4,312,629
==============================================================================================================================

Gold production decreased 11% to 125,056 ounces in the second quarter of 1999 compared to 140,198 ounces in the second quarter of 1998. Decreased production was primarily due to lower mill grades and recoveries at McCoy/Cove and decreased mill tonnage at Kettle River. Silver production decreased to 1.9 million ounces in the second quarter of 1999 from 2.1 million ounces in the second quarter of 1998, reflecting slightly lower mill recoveries. For the full year 1999, the Company's gold production target is between 480,000 and 500,000 ounces and the silver production target is between 7 and 8 million ounces.

                                                                    Three months ended                        Six months ended
                                                                               June 30                                 June 30
Operating Data by Mine                                        1999                1998                1999                1998
------------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
----------------------------------------
 (a)  Round Mountain                                         $ 195               $ 187               $ 207               $ 190
 (b)  McCoy/Cove                                               222                 221                 215                 211
 (c)  Kettle River                                             243                 225                 235                 241
------------------------------------------------------------------------------------------------------------------------------
Company average                                              $ 213               $ 208               $ 215               $ 208
==============================================================================================================================

Cash operating costs were $213 per ounce of gold in the second quarter of 1999, compared to $208 in the second quarter of 1998. The Company has targeted consolidated cash operating costs of $220 to $230 per ounce of gold produced for the full year 1999.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)

(a)  Round Mountain, Nevada (50% owned)

                                                     Three months ended     Six months ended
                                                                June 30              June 30
OPERATING DATA                                          1999       1998      1999       1998
--------------------------------------------------------------------------------------------
Gold produced (ounces):
  Heap leached - reusable pad (50%)                   16,619     28,238    35,957     58,645
  Heap leached - dedicated pad (50%)                  24,198     31,308    49,433     53,946
  Milled (50%)                                        27,970     12,401    43,082     24,640
  Other (50%)                                          1,978      1,073     1,978      1,856
                                                    --------   --------  --------   --------
  Total (50%)                                         70,765     73,020   130,450    139,087
Ore and waste mined (million tons) (100%)               18.9       17.3      37.8       33.4
Mining cost/ton of ore and waste                    $   0.69   $   0.63  $   0.71   $   0.64
Heap leaching cost/ton of ore                       $   0.65   $   0.60  $   0.69   $   0.63
Milling cost/ton of ore                             $   3.03   $   3.10  $   3.17   $   3.50
Production cost per ounce of gold produced:
  Direct mining expense                             $    194   $    179  $    214   $    186
  Deferred stripping cost                                 (4)         7       (16)         8
  Inventory movements and other                            5          1         9         (4)
                                                    --------   --------  --------   --------
   Cash operating cost                                   195        187       207        190
  Royalties                                               14         21        17         19
  Production taxes                                        --          1        --          1
                                                    --------   --------  --------   --------
   Total cash cost                                       209        209       224        210
  Depreciation                                            45         41        46         40
  Amortization                                            18         18        18         18
  Reclamation and mine closure                             9          7         9          7
                                                    --------   --------  --------   --------
   Total production costs                           $    281   $    275  $    297   $    275
                                                    --------   --------  --------   --------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                     10,536     19,869    14,669     23,118
  Grade (ounce/ton)                                    0.034      0.042     0.036      0.039
  Recovery rate (%)                                     73.1       69.7      73.8       72.0
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                    118,334    128,231   104,991    118,495
  Grade (ounce/ton)                                    0.011      0.010     0.011      0.010
  Recovery rate/(1)/
Milled:
  Ore processed (tons/day) (100%)                      7,711      8,460     7,493      7,815
  Grade (ounce/ton)                                    0.079      0.043     0.083      0.048
  Recovery rate (%)                                     88.5       76.2      87.7       74.5
--------------------------------------------------------------------------------------------

/(1)/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

Late in 1998, the Round Mountain mine in Nevada entered a period of higher stripping to provide access to a new phase of mining. During this process, more of the material moved is waste with fewer tons of ore being available to place under leach. The lower level of loading on the pads resulted in a reduction in dedicated and reusable pad production in the second quarter of 1999 compared to the second quarter of 1998.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)

Despite the lower production from the leach pads, overall production was down only 3% in the second quarter of 1999 compared to the second quarter of 1998 as a result of a 126% increase in mill production. This increase is a result of the higher grade of material processed (0.079 ounces per ton in the second quarter of 1999 compared with 0.043 ounces per ton in the second quarter of
1998). The higher-grade material is associated with the ore body's feeder structures. Due to the small size of these structures, it is difficult to accurately estimate the grade in advance of mining. Cash operating costs were $195 per ounce in the second quarter of 1999, up 4% from the $187 per ounce experienced in second quarter of 1998.

With the positive influences of higher grades milled, Round Mountain has increased its targeted gold production for 1999 to 520,000 to 540,000 ounces (Echo Bay's 50% share, 260,000 to 270,000 ounces), up 10% from earlier projections. The site also anticipates a corresponding reduction in cash operating costs of approximately 5%, with a new target range of $205 to $215 per ounce.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)


(b)  McCoy/Cove, Nevada (100% owned)

                                                         Three months ended          Six months ended
                                                                    June 30                   June 30
OPERATING DATA                                            1999         1998         1999         1998
-----------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                 16,039       22,459       36,696       47,881
 Heap leached                                           13,537       13,132       24,994       27,563
                                                    ----------   ----------   ----------   ----------
 Total gold                                             29,576       35,591       61,690       75,444
Silver produced (ounces):
 Milled                                              1,848,331    1,945,022    4,432,671    4,081,171
 Heap leached                                           70,148      109,151      150,646      231,458
                                                    ----------   ----------   ----------   ----------
 Total silver                                        1,918,479    2,054,173    4,583,317    4,312,629
Ore and waste mined (million tons)                        12.7         10.9         24.5         18.5
Mining cost/ton of ore and waste                    $     0.60   $     0.67   $     0.66   $     0.69
Milling cost/ton of ore                             $     5.57   $     5.82   $     6.10   $     6.05
Heap leaching cost/ton of ore                       $     1.56   $     1.55   $     1.63   $     1.56
Production cost per ounce of gold produced:
 Direct mining expense                              $      244   $      244   $      213   $      218
 Deferred stripping cost                                   (26)         (30)         (10)         (14)
 Inventory movements and other                               4            7           12            7
                                                    ----------   ----------   ----------   ----------
   Cash operating cost                                     222          221          215          211
 Royalties                                                   2            3            2            3
 Production taxes                                           --            3           --            2
                                                    ----------   ----------   ----------   ----------
   Total cash cost                                         224          227          217          216
 Depreciation                                               52           58           50           55
 Amortization                                               27           40           27           39
 Reclamation and mine closure                               11            9           11            8
                                                    ----------   ----------   ----------   ----------
   Total production costs                           $      314   $      334   $      305   $      318
                                                    ----------   ----------   ----------   ----------
Average gold-to-silver price ratio/(1)/                 53.4:1       52.5:1       53.9:1       49.6:1
Milled:
 Ore processed (tons/day)                               13,664       12,205       12,590       11,560
 Gold grade (ounce/ton)                                  0.030        0.035        0.032        0.038
 Silver grade (ounce/ton)                                 2.46         2.43         2.77         2.52
 Gold recovery rate (%)                                   36.3         50.4         40.5         53.2
 Silver recovery rate (%)                                 58.7         71.5         62.7         72.8
Heap leached:
 Ore processed (tons/day)                               14,029       12,061       12,809       12,041
 Gold grade (ounce/ton)                                  0.019        0.019        0.022        0.020
 Silver grade (ounce/ton)                                 0.22         0.21         0.23         0.29
 Recovery rates/(2)/
-----------------------------------------------------------------------------------------------------

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)

Gold production at the McCoy/Cove mine in Nevada was down to 29,576 ounces during the second quarter of 1999 compared to 35,591 ounces in the second quarter of 1998. Silver production also decreased, to 1.9 million ounces in the second quarter of 1999 compared with 2.1 million in the second quarter of 1998. Though tons through the mill increased by almost 12% in the second quarter of 1999 compared to the same period in 1998, this only partially offset a more than 14% reduction in gold grades during the same period. Gold grade as well as the nature of the ore adversely affected mill recoveries.

The remediation of the Cove pit wall was completed during the second quarter of 1999, allowing the site to start accessing approximately 400,000 ounces of contained gold and 22 million ounces of contained silver. Mining will initially encounter lower-grade heap leach ore with higher-grade mill feed starting late in the fourth quarter of 1999. The availability of this higher-grade material is expected to increase production and significantly reduce cash operating costs in 2000.

Despite the lower production, cash operating costs were $222 per ounce in the second quarter of 1999, compared with $221 in the same quarter the previous year. The site's continuing efforts at reducing costs helped offset the effect of the drop in gold grades. In addition, the unused portion of the remediation accrual, approximately $5.8 million, has been pooled with deferred mining costs. As a result, deferred stripping costs were reduced by $7 per ounce, a benefit that will continue for the remainder of the mine life.

This success has resulted in McCoy/Cove lowering their projected cash operating costs target to $230 to $240 per ounce, down from the $245 to $255 originally targeted at the beginning of the year.

During the second quarter of 1999, underground mining continued on a small area of mineralization located in the east wall of the Cove pit. The underground workings have provided access for a developmental drift that will be used to further investigate a second, larger area of mineralization. Underground drilling and bulk sampling will be done to supplement the results of surface drilling.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)

(c)  Kettle River, Washington  (100% owned)

                                                     Three months ended     Six months ended
                                                                June 30              June 30
OPERATING DATA                                          1999       1998      1999       1998
--------------------------------------------------------------------------------------------
Gold produced (ounces)                                24,715     31,587    51,680     58,832
Tons of ore mined                                    159,424    172,057   313,802    365,510
Mining cost/ton of ore                              $  23.91   $  22.44  $  24.05   $  21.65
Milling cost/ton of ore                             $  11.21   $  10.37  $  11.16   $  10.05
Production cost per ounce of gold produced:
 Direct mining expense                              $    254   $    222  $    242   $    240
 Deferred mine development cost                           --         --        --         --
 Inventory movements and other                           (11)         3        (7)         1
                                                    --------   --------  --------   --------
   Cash operating cost                                   243        225       235        241
 Royalties                                                18         14        15         13
 Production taxes                                          1          1         1          1
                                                    --------   --------  --------   --------
   Total cash cost                                       262        240       251        255
 Depreciation                                             72         62        69         67
 Amortization                                              8          5         8          5
 Reclamation and mine closure                             15         12        15         12
                                                    --------   --------  --------   --------
   Total production costs                           $    357   $    319  $    343   $    339
                                                    --------   --------  --------   --------
Milled:
 Ore processed (tons/day)                              1,624      1,973     1,641      2,040
 Tons of ore milled                                  147,747    179,586   298,585    371,355
 Grade (ounce/ton)                                     0.200      0.210     0.204      0.193
 Recovery rate (%)                                      83.7       83.6      85.0       82.1
--------------------------------------------------------------------------------------------

At the Kettle River mine in Washington State, total spending was down in the second quarter of 1999. However, lower quarterly gold production, 24,715 ounces in the second quarter of 1999 compared with 31,587 ounces in the second quarter of 1998, resulted in an increase in cash operating costs to $243 per ounce in the second quarter of 1999 from $225 per ounce in the same period in 1998. The lower production was the result of a 7% decrease in tons mined and an over 17% decrease in tons milled in the second quarter of 1999 compared to the second quarter of 1998, due to fewer scheduled operating hours.

Kettle River continues to investigate extensions of the K-2 deposit. Mineralization has been identified but additional work is required to determine the economic viability of this ore.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)



RECENT DEVELOPMENTS
Lupin
In January 1998, the Company announced a temporary suspension of operations at the Lupin property in the Nunavut Territory, Canada. During the first six months of 1999, the Company incurred $1.5 million in care and maintenance costs related to Lupin. These costs are being expensed as incurred. The decision on whether to reopen the mine in the year 2000 will be made in the fourth quarter of 1999.

Development Properties
In 1997, the Company deferred final construction decisions on its two planned gold mines, the 100% owned Aquarius in Ontario, Canada and the 60% owned Paredones Amarillos in Mexico. Development holding costs for these projects are being expensed as incurred. During the first six months of 1999, the Company expensed a combined total of $0.2 million in holding costs related to Aquarius and Paredones Amarillos.

Alternatives continue to be evaluated for the development of the Paredones Amarillos and Aquarius projects. Different sized operations and types of processing technology are being reviewed with the aim of lowering capital requirements and operating costs. Paredones Amarillos has a mine plan that requires a gold price of $375 per ounce to achieve an acceptable rate of return for the joint venture partners. Initial indications are that the project has limited flexibility with regard to development alternatives. The Aquarius mine plan requires a gold price between $325 and $350 per ounce to make it attractive to advance into production. More work is being done on certain development alternatives for this project.

Other projects
At the 50% owned Kuranakh project located in the Sakha Republic of the Russian Federation, progress has slowed in the negotiations with the government committee established for defining the terms of the production sharing agreement, which will provide the producer with a fixed life-of-project tax structure in return for a portion of the ounces being delivered to the Russian government. Continued delays in this process have led the Company to restrict spending on the project.

Exploration program
The Company's exploration program focuses on those projects principally located in North America where the Company already has extensive gold mining infrastructure. In addition, the Company has a 50% joint venture interest in the Youga exploration project located in Burkina Faso, West Africa. The Company and its joint venture partner have agreed to undertake a feasibility study, anticipated to be complete by the end of 1999, that will include additional development drilling and metallurgical work. For the first six months of 1999, the Company charged $2.3 million against current earnings in connection with its exploration activities.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)

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

The Company has assessed the Year 2000 issue and since 1997 has been in the process of modifying or upgrading portions of its software to address the issue. The estimated cost of this remediation is estimated to be less than $1 million and is being expensed as incurred. To date, the Company has substantially completed both the planned modifications to information technology and the related user testing. The Company is also performing modifications to embedded computer systems within operating equipment. The Company has substantially completed modifications to critical operating systems such as the crusher, mill and truck dispatch systems. Other critical systems continue to be tested and modified as required. The Company expects that these modifications will be complete by the end of the third quarter of 1999. Contingency plans have been and continue to be developed for other equipment, such as the rolling back of clocks for date-sensitive equipment. Additionally, critical third party suppliers of reagents, power, fuel and other mine site supplies have been contacted to inquire about uninterrupted delivery of critical operating parts and materials. Contingency plans have been developed to address a prolonged interruption of power delivery. The Company intends to have fully stocked inventories of critical supplies at the end of 1999. A prolonged delay in the delivery of key supplies such as electrical power, fuel and reagents could result in the interruption of metal production.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 1999
                                (U.S. dollars)

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward-looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated grades and recovery rates, the ability to secure financing, and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold and silver prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, impacts of the year 2000 problem and its effect on critical third party suppliers to the Company's operations, the ability of the Company to complete remediation plans to its information technology and operating systems to address the year 2000 issue, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control.
Readers are cautioned not to put undue reliance on forward-looking statements.

                              ECHO BAY MINES LTD.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is engaged in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

(a) The Company's Annual General Meeting was held June 3, 1999.

(c) (1) Election of Directors

                                                        Votes Against
     Nominee                              Votes For       or Withheld
     -------                             ----------     -------------

     John Norman Abell                   73,174,000         1,271,652
     Latham Cawthra Burns                73,127,429         1,318,223
     Pierre Choquette                    73,136,573         1,309,080
     John Gilray Christy                 73,172,613         1,273,039
     Peter Clarke                        73,202,061         1,243,591
     Robert Leigh Leclerc, Q.C.          72,665,863         1,779,789
     John Frederick McOuat               73,156,624         1,289,028
     Monica Elizabeth Sloan              73,141,645         1,304,007
     Richard Geoffrey Pentland Styles    73,137,507         1,308,145

(c) (2) Appointment of Ernst & Young LLP as Auditors of the Company.

                                                        Votes Against
                                          Votes For       or Withheld
                                         ----------     -------------

     Appointment of Ernst & Young LLP    73,706,724           394,325

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



                                       ECHO BAY MINES LTD.
                                       -----------------------------------------
                                       (Registrant)



July 30, 1999
-------------
Date



                                       /s/ Tom S. Q. Yip
                                       -----------------------------------------
                                       TOM S. Q. YIP
                                       Vice President, Controller and Principal
                                       Accounting Officer