Form 10-Q
period 1999-09-30
ECHO BAY MINES LTD
filed 1999-11-03
CIK 722080

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number 1-8542
                                                ------

                              ECHO BAY MINES LTD.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Incorporated under the laws
                 of Canada                                     None
        -------------------------------                  -----------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)


     Suite 1000, 6400 S. Fiddlers Green Circle
                Englewood, CO                                80111-4957
     ----------------------------------------             ---------------
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

                           Yes     X      No _______
                                -------

           Title of Class                     Shares Outstanding as of
    ------------------------------                November 2, 1999
          Common Shares                      ----------------------------
     without nominal or par value                   140,607,145



=============================================================================

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                                                                Page
                                                                                                                ----
PART I -  FINANCIAL INFORMATION

  ITEM 1.   Condensed Financial Statements (Unaudited).......................................................    1

  ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation.............   14

PART II - OTHER INFORMATION

  ITEM 1.   Legal Proceedings................................................................................   29

  ITEM 6.   Exhibits and Reports on Form 8-K.................................................................   29

SIGNATURE....................................................................................................   30

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                                           September 30            December 31
thousands of U.S. dollars                                                    1999                   1998
------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $   5,423              $   7,987
 Short-term investments                                                     1,999                  3,336
 Interest and accounts receivable                                           3,771                  3,585
 Inventories (note 2)                                                      37,348                 37,929
 Prepaid expenses and other assets                                         14,320                  6,635
------------------------------------------------------------------------------------------------------------
                                                                           62,861                 59,472

Plant and equipment (note 3)                                              175,169                196,670
Mining properties (note 3)                                                 78,305                 95,738
Long-term investments and other assets                                     32,279                 16,196
------------------------------------------------------------------------------------------------------------
                                                                        $ 348,614              $ 368,076
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                               $  36,001              $  43,609
 Income and mining taxes payable                                            2,876                  2,941
 Gold and other financings (note 4)                                        13,125                 11,652
 Deferred income (note 4)                                                  33,169                 15,182
------------------------------------------------------------------------------------------------------------
                                                                           85,171                 73,384

Gold and other financings (note 4)                                         40,374                 41,119
Deferred income (note 4)                                                   64,835                 64,363
Other long-term obligations                                                46,034                 47,943
Deferred income taxes                                                       7,225                  7,513

Commitments and contingencies (note 10)

Common shareholders' equity:
Common shares, no par value, unlimited number authorized;
     140,607,145 shares issued and outstanding                            713,343                713,343
 Capital securities (note 5)                                              121,123                110,862
 Deficit                                                                 (705,968)              (663,875)
 Foreign currency translation                                             (23,523)               (26,576)
------------------------------------------------------------------------------------------------------------
                                                                          104,975                133,754
------------------------------------------------------------------------------------------------------------
                                                                        $ 348,614              $ 368,076
============================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF OPERATIONS                         Three months ended             Nine months ended
thousands of U.S. dollars,                                         September 30                  September 30
except for per share data                                   1999           1998           1999           1998
-----------------------------------------------------------------------------------------------------------------

Revenue                                                 $ 54,211       $ 55,613       $153,855       $173,814
-----------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                          35,849         34,649        103,095        110,387
 Royalties                                                 1,727          1,959          5,042          5,899
 Production taxes                                             85            369            214          1,052
 Depreciation and amortization                            13,999         14,793         40,416         46,111
 Reclamation and mine closure                              1,617          1,616          5,142          4,803
 General and administrative                                1,723          1,927          5,630          6,251
 Exploration and development                               1,892          2,462          5,898          8,244
 Loss (gain) on sale of interests in mining and
  other properties (note 6)                               13,795             --         13,795         (7,447)
 Interest and other (note 7)                               3,445          3,756          6,505          9,818
-----------------------------------------------------------------------------------------------------------------
                                                          74,132         61,531        185,737        185,118
-----------------------------------------------------------------------------------------------------------------
Loss before income taxes                                 (19,921)        (5,918)       (31,882)       (11,304)
-----------------------------------------------------------------------------------------------------------------
Income tax expense (recovery):
 Current                                                     (28)           105            143            279
 Deferred                                                     --             20             --             20
-----------------------------------------------------------------------------------------------------------------
                                                             (28)           125            143            299
-----------------------------------------------------------------------------------------------------------------

Net loss                                                $(19,893)      $ (6,043)      $(32,025)      $(11,603)
=================================================================================================================

Net loss attributable to common shareholders (note 5)   $(23,312)      $ (9,089)      $(42,093)      $(20,806)
=================================================================================================================

Loss per share                                          $  (0.17)      $  (0.06)      $  (0.30)      $  (0.15)
=================================================================================================================

Weighted average number of shares outstanding            140,607        140,607        140,607        139,909
(thousands)
=================================================================================================================


CONSOLIDATED STATEMENT                                             Three months ended         Nine months ended
OF DEFICIT                                                               September 30              September 30
thousands of U.S. dollars                                            1999        1998         1999         1998
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                    $(682,656)  $(643,037)   $(663,875)   $(631,320)
Net loss                                                          (19,893)     (6,043)     (32,025)     (11,603)
Interest on capital securities, net of nil tax effect (note 5)     (3,419)     (3,046)     (10,068)      (9,203)
-----------------------------------------------------------------------------------------------------------------
Balance, end of period                                         $(705,968)   $(652,126)   $(705,968)   $(652,126)
=================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.


CONSOLIDATED STATEMENT                                          Three months ended              Nine months ended
OF CASH FLOW                                                          September 30                   September 30
thousands of U.S. dollars                                    1999             1998            1999           1998
------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
  Net cash flows provided from operating activities       $10,628          $ 4,435        $ 28,872       $  5,277
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                    (8,060)          (7,061)        (23,899)       (16,927)
 Long-term investments and other assets                      (161)            (117)         (5,175)          (570)
 Proceeds on repurchase of gold forward sales                  --               --           1,500          8,673
 Short-term investments                                        --               --             485          3,018
 Proceeds on the sale of plant and equipment                  141              734             402          3,184
 Proceeds on sale of investment in Santa Elina (note 6)        --               --              --          6,252
 Proceeds on the sale of other mining properties               --               --              --          1,195
 Other                                                        (77)             495          (1,304)           (57)
------------------------------------------------------------------------------------------------------------------------------
                                                           (8,157)          (5,949)        (27,991)         4,768
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Currency borrowings                                           --               --          11,000             --
 Debt repayments                                           (3,285)          (4,999)        (13,056)       (13,327)
 Other                                                         --             (112)         (1,389)          (338)
------------------------------------------------------------------------------------------------------------------------------
                                                           (3,285)          (5,111)         (3,445)       (13,665)
------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                    (814)          (6,625)         (2,564)        (3,620)
Cash and cash equivalents, beginning of period              6,237           19,958           7,987         16,953
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $ 5,423          $13,333        $  5,423       $ 13,333
==============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of September 30, 1999 and December 31, 1998 and the consolidated results of operations and cash flow for the three and nine months ended September 30, 1999 and 1998. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

2.  INVENTORIES

                                                                            September 30          December 31
                                                                                    1999                 1998
----------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                                   $  16,436            $  14,704
                 --  in-process                                                    7,540                8,568
Materials and supplies                                                            13,372               14,657
----------------------------------------------------------------------------------------------------------------
                                                                               $  37,348            $  37,929
================================================================================================================

3.  PROPERTY, PLANT AND EQUIPMENT
Plant and equipment

                                                                            September 30          December 31
                                                                                    1999                 1998
----------------------------------------------------------------------------------------------------------------
Cost                                                                           $ 663,528            $ 653,533
Less accumulated depreciation                                                    488,359              456,863
----------------------------------------------------------------------------------------------------------------
                                                                               $ 175,169            $ 196,670
================================================================================================================

Mining properties                                                           September 30          December 31
                                                                                    1999                 1998
----------------------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                             $ 271,350            $ 270,585
Less accumulated amortization                                                    226,045              216,810
----------------------------------------------------------------------------------------------------------------
                                                                                  45,305               53,775
Development properties' acquisition and development costs                         13,776               24,067
Deferred mining costs                                                             19,224               17,896
----------------------------------------------------------------------------------------------------------------
                                                                               $  78,305            $  95,738
================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


4.  GOLD AND OTHER FINANCINGS AND DEFERRED INCOME

                                                                               Financings                    Deferred Income
                                                          -------------------------------     ------------------------------
                                                          September 30        December 31     September 30       December 31
                                                                  1999               1998             1999              1998
----------------------------------------------------------------------------------------------------------------------------
Gold loans                                                   $      --          $   6,867        $   2,286         $   3,478
Currency loans                                                  48,375             41,035               --                --
Capital securities (note 5)                                      5,124              4,869               --                --
Repurchase of gold and silver hedging contracts (note 10)           --                 --           41,296            52,283
Repurchase of foreign currency exchange contracts                   --                 --            5,995             5,995
Deferred gain on restructuring of capital securities swap           --                 --           14,028             4,287
Premiums received on gold and silver option contracts               --                 --           34,399            13,502
----------------------------------------------------------------------------------------------------------------------------
                                                                53,499             52,771           98,004            79,545
Less current portion                                            13,125             11,652           33,169            15,182
----------------------------------------------------------------------------------------------------------------------------
                                                             $  40,374          $  41,119        $  64,835         $  64,363
============================================================================================================================

Since the third quarter of 1998, the Company has accelerated its quarterly gold loan repayments and decelerated its quarterly currency loan repayments from the original repayment schedule related to outstanding gold and currency borrowings under a gold loan agreement. The agreement requires that the aggregate gold and currency commitment be repaid quarterly at a specified principal amount in dollars and/or the equivalent number of gold ounces valued at the original gold loan price of $349 per ounce. The gold loan was restructured in 1996 at a price of $388 per ounce. The differences between the restructured gold loan price of $388 per ounce and the spot price on the repayment dates for the accelerated ounces have been deferred and will be recognized in earnings in accordance with the original repayment schedule. The Company repaid the outstanding gold loan in the third quarter of 1999. At September 30, 1999, a $24.4 million currency term loan was still outstanding under the agreement.

5.  CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Since April 1998, the Company has exercised its right to defer its semi-annual interest payments to holders of the capital securities. The deferred interest accrued at September 30, 1999, totaling $26.2 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


6.  LOSS (GAIN) ON SALE OF INTERESTS IN MINING AND OTHER PROPERTIES

                                                                 Three months ended                    Nine months ended
                                                                       September 30                         September 30
      1997                                                       1999          1998                1999             1998
---------------------------------------------------------------------------------------------------------------------------
Loss on sale of interest in Paredones Amarillos               $13,795         $  --             $13,795        $      --
Gain on sale of investment in Santa Elina                          --            --                  --           (6,252)
Gain on sale of interests in other mining properties               --            --                  --           (1,195)
---------------------------------------------------------------------------------------------------------------------------
                                                              $13,795         $  --             $13,795        $  (7,447)
===========================================================================================================================

Loss on sale of interest in Paredones Amarillos
The Company signed an agreement in the third quarter of 1999 to sell its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner. In return, the Company will receive full ownership of a mill owned by the joint venture, valued at $2.5 million, and a 2% royalty related to Paredones Amarillos production. The joint venture partner will assume all project liabilities. In the third quarter of 1999, the Company recognized a loss on the sale of Paredones Amarillos of $13.8 million.

Gain on sale of investment in Santa Elina
In 1998, the Company sold its investment in Santa Elina, which had no book value, for $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company assigned no book value. The Company realized no gain when it sold the Chapada property in the second quarter of 1999.

7.  INTEREST AND OTHER

                                                                       Three months ended                    Nine months ended
                                                                             September 30                         September 30
                                                                  1999               1998               1999              1998
------------------------------------------------------------------------------------------------------------------------------
Interest income                                                $  (145)           $   (60)           $  (260)          $  (242)
Interest expense                                                 1,173              1,055              3,402             4,584
Unrealized loss on share investments                               731              1,608              1,508             2,814
(Gain) loss on sale of share investments                            --                 --               (485)              962
(Gain) loss on sale of plant and equipment                         338               (175)               300            (1,361)
Other                                                            1,348              1,328              2,040             3,061
------------------------------------------------------------------------------------------------------------------------------
                                                               $ 3,445            $ 3,756             $6,505           $ 9,818
==============================================================================================================================

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

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

At September 30, 1999, the Company had 105,000 ounces of gold call options sold with a strike price of $340 per ounce. The Company sold these call options in the third quarter of 1999 to obtain better prices on certain of its gold forward contracts. The Company has limited the potential loss on these call options to $60 per ounce if the spot price of gold reaches levels above $340 per ounce by purchasing 105,000 ounces of gold call options at a strike price of $400 per ounce. In accordance with U.S. GAAP, the 105,000 ounces of gold call options sold would not qualify for hedge accounting and therefore would be marked to market at September 30, 1999. As a result, the Company has recorded an unrealized loss on gold call options sold of $2.3 million in the third quarter of 1999 under U.S. GAAP.

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                                        Three months ended                     Nine months ended
                                                                              September 30                          September 30
                                                                     1999             1998               1999               1998
--------------------------------------------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                                    $(19,893)         $(6,043)         $ (32,025)         $ (11,603)
Unrealized/realized loss on share investments                        731            1,608              1,508              1,180
Change in market value of foreign exchange contracts                 548           (1,487)             4,366             (2,645)
Additional interest expense on capital securities                 (3,419)          (3,046)           (10,068)            (9,203)
Amortization of deferred financing on capital securities            (158)            (158)              (475)              (475)
Unrealized loss on gold call options sold                         (2,271)              --             (2,271)                --
Recognition of severance expense                                      --               --                 --             (4,980)
Amortization of mining properties                                     --              436                 --              1,469
-------------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                        $(24,462)         $ (8,690)        $ (38,965)         $ (26,257)
================================================================================================================================
Loss per share under U.S. GAAP                                  $  (0.17)         $  (0.06)        $   (0.28)         $   (0.19)
===============================================================================================================================

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                         Unrealized                                    Mining
                                       Loss on Call      Foreign                   Properties     Santa Elina
                             Canadian       Options     Exchange          Share       Amorti-    Acquisition/      Capital   U.S.
September 30, 1999               GAAP          Sold    Contracts    Investments        zation       Write-off    Securities  GAAP
----------------------------------------------------------------------------------------------------------------------------------
Short-term investments       $  1,999     $   --          $  --        $   71     $     --     $       --     $    --    $  2,070
Long-term investments and
 other assets                  32,279         --             --            --           --             --       1,583      33,862
Mining properties              78,305         --             --            --      (11,526)            --          --      66,779
Gold and other financings      53,499         --             --            --           --             --      94,875     148,374
Deferred income                98,004         --         (5,995)           --           --             --          --      92,009
Other long-term obligations    46,034      2,271          2,408            --           --             --      26,248      76,961
Common shares                 713,343         --             --            --           --         36,428          --     749,771
Capital securities            121,123         --             --            --           --             --    (121,123)         --
Deficit                       705,968      2,271         (3,587)       (9,064)      11,526         36,428      (1,583)    741,959
Foreign currency
 translation                   23,523         --             --           (19)          --             --          --      23,504
Net unrealized loss on
 share investments                 --         --             --         9,012           --             --          --       9,012
Common shareholders'
 equity                       104,975     (2,271)         3,587            71      (11,526)            --    (119,540)    (24,704)
----------------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce of unless otherwise noted



The following statement of comprehensive loss would be disclosed in accordance with U.S. GAAP.

                                                                            Three months ended           Nine months ended
                                                                                  September 30                September 30
                                                                        1999              1998           1999         1998
--------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                           $(24,462)         $ (8,690)      $(38,965)   $(26,257)
Other comprehensive income (loss), after a nil income tax
 effect:
 Unrealized gain/loss on share investments:
  Net unrealized holding loss arising during the period                (828)           (1,736)        (1,465)       (706)
  Reclassification adjustment for net (gain) loss recognized in
   earnings                                                              --                --           (485)        962
--------------------------------------------------------------------------------------------------------------------------
  Net unrealized income (loss)                                         (828)           (1,736)        (1,950)        256
  Foreign currency translation adjustments                             (573)           (2,421)         3,079      (4,596)
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                    (1,401)           (4,157)         1,129      (4,340)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                 $(25,863)         $(12,847)      $(37,836)   $(30,597)
==========================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                     September 30             December 31
                                                             1999                    1998
-----------------------------------------------------------------------------------------------
Foreign currency translation                            $(23,504)               $(26,583)
Net unrealized loss on share investments                  (9,012)                 (7,547)
-----------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                    $(32,516)               $(34,130)
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

9.  SEGMENT INFORMATION

The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the first nine months of 1999, the Company had three operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; and Kettle River in Washington, USA. In January 1998, the Company temporarily suspended operations at its Lupin mine in the Nunavut Territory of Canada. In November 1999, the Company announced plans to reopen the Lupin mine, with the first production expected to occur in April 2000. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

                                                                      Three months ended                 Nine months ended
                                                                            September 30                      September 30
Gold Production (ounces)                                           1999             1998             1999             1998
--------------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                             74,422           69,143          204,872          208,230
McCoy/Cove                                                       29,173           50,057           90,863          125,501
Kettle River                                                     24,400           29,363           76,080           88,195
--------------------------------------------------------------------------------------------------------------------------
Total gold                                                      127,995          148,563          371,815          421,926
==========================================================================================================================

Silver Production (ounces) - all from McCoy/Cove              1,325,650        1,993,141        5,908,967        6,305,770
==========================================================================================================================

                                                                      Three months ended                 Nine months ended
                                                                            September 30                      September 30
Cash Operating Costs per Ounce of Gold Produced                    1999             1998             1999             1998
--------------------------------------------------------------------------------------------------------------------------
Round Mountain                                               $      178       $      186       $      197       $      189
McCoy/Cove                                                          258              201              227              208
Kettle River                                                        257              241              242              241
--------------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                        $      220       $      202       $      216       $      206
==========================================================================================================================

                                                                      Three months ended                 Nine months ended
Reconciliation of Cash Operating                                            September 30                      September 30
Costs per Ounce to Financial Statements                            1999             1998             1999             1998
--------------------------------------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                             $   13,521       $   13,001       $   37,459       $   38,856
  McCoy/Cove                                                     16,477           14,127           48,290           48,099
  Kettle River                                                    5,851            7,521           17,346           21,787
  Lupin                                                              --               --               --            1,645
--------------------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements                   35,849           34,649          103,095          110,387
Change in finished goods inventories and other                     (717)           2,536            2,626            2,068
Co-product cost of silver produced                               (6,973)          (7,175)         (25,409)         (25,538)
--------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                         $   28,159       $   30,010       $   80,312       $   86,917
==========================================================================================================================
Gold ounces produced                                            127,995          148,563          371,815          421,926
==========================================================================================================================
Cash operating costs per ounce                               $      220       $      202        $     216       $      206
==========================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

                                                                     Three months ended                Nine months ended
                                                                           September 30                     September 30
                                                                   1999            1998              1999           1998
------------------------------------------------------------------------------------------------------------------------
Total gold and silver revenue                                $     54.2       $    55.6         $   153.9       $  173.8
Average gold price realized per ounce                        $      321       $     318         $     324       $    332
Average silver price realized per ounce                      $     7.10       $    6.59         $    5.87       $   6.08
------------------------------------------------------------------------------------------------------------------------

10.  HEDGING ACTIVITIES AND COMMITMENTS

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

The credit risk exposure related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. To reduce counterparty credit exposure, the Company deals only with large, credit-worthy financial institutions and limits credit exposure to each. In addition, the Company deals only in markets it considers highly liquid to allow for situations where positions may need to be reversed.

In September 1999, the market value of the Company's gold and silver hedge position, which included forward sales commitments and option positions, decreased significantly as a result of an increase in the market price of gold. The market price of gold reached a 20-year low of $253 per ounce in July 1999, but recovered to $299 per ounce on September 30, 1999.

Margin deposits are required by certain of the Company's counterparties if the fair value of the hedge position is less than the predetermined margin threshold. The Company regularly reviews its margin risk and attempts to mitigate this risk by modifying its hedge position whenever market conditions allow. The increase in the gold price in September 1999 eroded the market value of the Company's gold and silver hedge position to a point where the Company felt such modifications were appropriate. At the end of September 1999, the Company repurchased a significant portion of its gold and silver forward sales commitments and restructured its gold and silver option positions to better complement the new forward sales positions. The Company purchased 606,250 ounces of gold call options at an average strike price of $357 per ounce. These purchased call options have expiration dates that match the Company's forward sales commitments and call options sold and have strike prices ranging from $20 to $60 per ounce above the forward sales prices and call options sold strike prices. The quantity of call options purchased is equal to 70% of the Company's forward sales and call options sold in the years 2000 to 2005 and will allow the Company to participate in price rallies above the call option strike prices while reducing the Company's margin risk related to these commitments. A similar strategy has been implemented for the Company's silver hedge position. At September 30, 1999, the Company has accrued a net cost of $4.8 million related to the repurchases. The gains and losses comprising the $4.8 million will be deferred and

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


recognized in revenue as the formerly hedged gold and silver is sold. These deferred gains (losses) will be recognized as follows: $(0.1) million in 1999, $8.9 million in 2000, $1.9 million in 2001, $(2.5) million in 2002, $(2.5)
million in 2003, $(8.3) million in 2004, $(1.1) million in 2005, and $(1.1)
million in 2006.

The Company's hedge contracts require the Company to pay the three month gold lease rate on 300,000 of its 557,029 ounces of forward sales and on 105,000 of its 355,000 ounces of call options sold. The three-month gold lease rate was 4% at September 30, 1999. The gold lease payments are made on a quarterly basis. For accounting purposes, the amounts are being deferred and recognized in revenue as the hedged gold is sold. The Company has no floating silver lease rate contracts.

Gold and silver commitments
The Company's gold and silver commitments at September 30, 1999 were as follows.

                                                   Gold                                Silver
                              --------------------------    ----------------------------------
                                  Forward       Price of         Forward              Price of
                                   Sales    Forward Sale           Sales         Forward Sales
                                 (ounces)    (per ounce)        (ounces)           (per ounce)
----------------------------------------------------------------------------------------------
Remainder of 1999                  89,112   $        326         750,000            $     5.34
2000                              167,917            310       1,500,000                  5.85
2001                              105,000            315       1,500,000                  5.85
2002                               60,000            315              --                    --
2003                               60,000            315              --                    --
2004                               60,000            315              --                    --
2005                               15,000            315              --                    --
----------------------------------------------------------------------------------------------
                                  557,029    $       315       3,750,000            $     5.75
==============================================================================================

The Company's option positions at September 30, 1999 were as follows.

                          Put Options Purchased           Put Options Sold       Call Options Purchased        Call Options Sold
                          ---------------------           ----------------       ----------------------        -----------------
                                   Strike Price               Strike Price                 Strike Price             Strike Price
                          Ounces      per Ounce       Ounces     per Ounce        Ounces      per Ounce      Ounces    per Ounce
--------------------------------------------------------------------------------------------------------------------------------
Gold
----
Remainder of 1999             --   $         --       33,333      $    290        33,333      $     322          --    $       --
2000                     268,750            282       66,667           290       167,917            338     250,000           360
2001                          --             --           --            --       105,000            351          --            --
2002                          --             --           --            --        60,000            360          --            --
2003                          --             --           --            --        60,000            360          --            --
2004                          --             --           --            --        60,000            360          --            --
2005                          --             --           --            --       120,000            395     105,000           340
---------------------------------------------------------------------------------------------------------------------------------
                         268,750   $        282      100,000      $    290       606,250      $     357     355,000    $      354
=================================================================================================================================
Silver
-----
Remainder of 1999             --   $         --           --      $     --            --      $      --     835,000    $     5.50
2000                   1,000,000           6.00    2,500,000          4.75     1,500,000           6.60          --            --
2001                   1,000,000           6.00    2,500,000          4.75     1,500,000           6.60          --            --
---------------------------------------------------------------------------------------------------------------------------------
                       2,000,000   $       6.00    5,000,000      $   4.75     3,000,000      $    6.60     835,000    $     5.50
=================================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Beginning in the third quarter of 1998, the Company opted to accelerate its quarterly gold ounce repayments and decelerate its quarterly currency repayments from an original repayment schedule under a loan agreement (note 4). The gold loan was repaid in the third quarter of 1999. The differences between the restructured gold loan price and the spot price on the repayment dates for these accelerated ounces have been deferred and will be recognized in earnings in accordance with the original repayment schedule.

Shown below are the carrying amount, estimated fair value and unrealized gain on the Company's gold loans at December 31, 1998 (note 4). Carrying amounts include deferred income recorded on the balance sheet related to gold loan remeasurement. The Company had no outstanding gold loans at September 30, 1999.

                                              December 31, 1998
---------------------------------------------------------------
                         Carrying       Estimated    Unrealized
                           Amount      Fair Value          gain
---------------------------------------------------------------
Gold loans                 $9,400        $  6,900     $   2,500
===============================================================

Shown below are the carrying amounts and estimated fair values of the Company's other hedging instruments at September 30, 1999 and December 31, 1998.

                                                               September 30, 1999                    December 31, 1998
                                                  -------------------------------        -----------------------------
                                                  Carrying              Estimated        Carrying            Estimated
                                                    Amount             Fair Value          Amount           Fair Value
----------------------------------------------------------------------------------------------------------------------
Gold forward sales                                $     --             $ (5,400)         $     --           $   25,400
Silver forward sales                                    --                  700                --               12,900
Gold options    -  puts purchased                    5,300                2,100             1,600                2,400
                -  calls sold                       (7,400)              (6,700)               --                   --
                -  puts sold                        (1,900)                (700)               --                   --
                -  calls purchas                    10,400               10,600                --                   --
Silver options  -  puts purchased                    2,500                1,500             2,500                2,100
                -  calls sold                       (5,200)                (200)           (3,400)                (500)
                -  puts sold                        (9,500)                (600)          (10,100)              (6,100)
                -  calls purchased                  14,100                  300            10,100                  700
Foreign currency contracts                              --               (2,400)               --               (6,800)
Crude oil contracts                                     --                   --                --                 (100)
----------------------------------------------------------------------------------------------------------------------
                                                                       $   (800)                            $   30,000
======================================================================================================================

Fair values are estimated based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The fair value of the Company's hedge position can be affected by market conditions beyond the Company's control. The approximate effect of changes in various market factors on the Company's outstanding hedge position at September 30, 1999 would be as follows.

                                                                                                       Effect on
                                                                              Amount of          Market Value of
                                                                                 Change           Hedge Position
----------------------------------------------------------------------------------------------------------------
Change in:
 Gold prices                                                              $ 10.00/ounce                $   4,800
 Silver prices                                                            $  0.25/ounce                $   1,000
 Interest rates (effect on gold and silver forward sales and options)                 1%               $   3,500
----------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1999
                                (U.S. dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $272 per ounce during the first nine months of 1999. The gold price recovered to $299 per ounce on September 30, 1999, and on November 2, 1999 was $291 per ounce.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

Through its hedge position, the Company has ensured a minimum average cash price of $345 per ounce of gold on approximately 87% of planned 1999 gold production. The Company's hedge position as of September 30, 1999 partially protects the Company against gold price declines in the years 2000 through 2005. For the year 2000, this position includes forward sales of approximately 168,000 ounces at a forward price of $310 per ounce. Additionally, the Company has purchased put options on approximately 269,000 ounces of gold at an average strike price of $282 per ounce to provide downside protection in the year 2000. For the years 2001 through 2005, the Company has forward sales totaling 300,000 ounces of gold at a forward price of $315 per ounce. In addition, the Company has hedged 2.5 million silver ounces at a minimum average cash price of $5.91 per ounce in each of the years 2000 and 2001. See note 10 to the interim consolidated financial statements.

In September 1999, the market value of the Company's gold and silver hedge position decreased significantly as a result of an increase in the market price of gold. Margin deposits are required by certain of the Company's counterparties if the fair value of the hedge position is less than the predetermined margin threshold. The Company regularly reviews its margin risk and attempts to mitigate this risk by modifying its hedge position whenever market conditions allow. The increase in the market price of gold in September 1999 eroded the market value of the Company's hedge position to a point where the Company felt such modifications were appropriate. The Company repurchased a significant portion of its gold and silver sales commitments and restructured its gold and silver option positions to better complement the new forward positions. These changes to the Company's hedge position will allow the Company to more fully participate in future gold price rallies while reducing the Company's margin call risk. See note 10 to the interim consolidated financial statements.

In November 1999, the Company announced plans to reopen the Lupin mine, located in the Nunavut Territory of Canada. The Lupin mine was placed on care and maintenance in early 1998 due to falling gold prices and a high cost structure. A reengineering study, completed in late 1998, identified savings that helped lower costs. The Company expects that the first gold production from Lupin will occur in April 2000, assuming a five-month start-up and restaffing period.

The Company signed an agreement in the third quarter of 1999 to sell its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner. In return, the Company will receive full ownership of a mill owned by the joint venture, valued at $2.5 million, and a 2% royalty related to Paredones Amarillos production. The joint venture partner will assume all project liabilities. The Company recognized a loss on the sale of Paredones Amarillos of $13.8 million in the third quarter of 1999.

The Company continues to defer a final construction decision on Aquarius, a planned gold mine in Ontario, Canada.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1999
                                (U.S. dollars)


The Company's exploration efforts are focused on projects principally located in North America where the Company already has extensive gold mining infrastructure.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 5 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. The Company has exercised its right to defer interest payments since April 1998.

LIQUIDITY AND CAPITAL RESOURCES
Net cash flow provided from operating activities was $28.9 million for the first nine months of 1999 compared to $5.3 million for the first nine months of 1998. The 1999 results compared to 1998 reflect the 1998 payment for severance and other costs accrued at the end of 1997 related to asset impairment ($17.0 million), lower payments in 1999 related to vendor, payroll and other accruals ($14.4 million), higher volume of silver sold ($6.7 million), reduced operating costs ($7.3 million), and lower exploration and development spending ($2.3 million). These factors were partially offset by lower volume of gold sold ($23.7 million).

Net cash used in investing activities was $28.0 million in the first nine months of 1999, primarily related to mining properties, plant and equipment ($23.9 million) and long-term deposits for reclamation obligations ($5.0 million), partially offset by $1.5 million received on the repurchase of gold forwards entered into in the first quarter of 1999.

Cash used in financing activities was $3.4 million in the first nine months of 1999, comprised of gold and currency loan repayments ($13.1 million) and the repayment of a capital lease obligation ($1.4 million), largely offset by currency borrowings of $11.0 million.

The Company had $5.4 million in cash and cash equivalents and $2.0 million in short-term investments at September 30, 1999.

At September 30, 1999, the Company's total debt was $53.5 million, of which $13.1 million was current.

At September 30, 1999, Company had $24.0 million outstanding, and up to an additional $26.0 million or gold equivalent, subject to covenant limitations, available until August 2001, under its revolving credit facility. In October 1999, the Company borrowed an additional $6.0 million under its revolving credit facility primarily related to the partial repurchase and restructuring of its gold and silver hedge position (note 10 to the interim consolidated financial statements). The Company has no restrictions on the borrowing capacity of this line, based on the current trailing 90-day average spot price of gold.

At September 30, 1999, the estimated unrealized loss on the Company's hedge portfolio was $0.8 million, which is within the predetermined margin limits. Margin deposits could be required by certain counterparties if the fair value of the hedge portfolio were less than the predetermined margin threshold.

For the full year 1999, the Company expects to incur $10 million in capital expenditures, of which $6.7 million has been incurred in the first nine months of 1999. Additionally, the Company expects to incur $25 million in deferred

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 1999
                                (U.S. dollars)


stripping and McCoy/Cove pit wall remediation costs for the full year 1999, of
which $17.2 million has been incurred in the first nine months of 1999.    The
remediation of the pit wall was completed in the second quarter of 1999. The Company will rely on its operating cash flow and borrowing capacity under its revolving loan facility to fund the remainder of its planned 1999 capital and deferred mining expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price and the cost structure at the Company's operating mines.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)


FINANCIAL REVIEW
Three month results
The Company reported a net loss of $19.9 million ($0.17 per share) in the third quarter of 1999, compared to a net loss of $6.0 million ($0.06 per share) in the third quarter of 1998. The 1999 results compared to 1998 reflect the loss on the sale of the Company's interest in Paredones Amarillos ($13.8 million), lower volume of gold sold ($4.9 million) and increased operating costs ($1.2 million). These factors were partially offset by higher volume of silver sold ($2.1 million), higher gold and silver prices realized ($1.4 million), lower depreciation and amortization ($0.8 million), and decreased exploration and development ($0.6 million).

Gold production decreased 14% to 127,995 ounces in the third quarter of 1999 compared to 148,563 ounces in the third quarter of 1998. Decreased production reflects lower mill tonnage, grades and recoveries at McCoy/Cove and decreased mill tonnage at Kettle River. These factors were partially offset by increased mill tonnage and recoveries at Round Mountain.

Cash operating costs were $220 per ounce of gold in the third quarter of 1999, versus $202 in the third quarter of 1998. The increase was primarily a result of lower production at McCoy/Cove and Kettle River. Total production costs were $324 per ounce in the third quarter of 1999, versus $310 per ounce in the third quarter of 1998.

Nine month results
The Company reported a net loss of $32.0 million ($0.30 per share) in the first nine months of 1999, compared to a net loss of $11.6 million ($0.15 per share) in the first nine months of 1998. The 1999 results compared to 1998 reflect decreased volume of gold sold ($23.0 million), the loss on the sale of the Company's interest in Paredones Amarillos ($13.8 million), the absence of the 1998 gain on the sale of Santa Elina ($6.3 million), and decreased gold and silver prices realized ($4.3 million). These factors were partially offset by increased volume of silver sold ($7.4 million), reduced operating costs ($7.3 million), lower depreciation and amortization ($5.7 million) and lower exploration and development ($2.3 million).

Gold production decreased 12% to 371,815 ounces in the first nine months of 1999 compared to 421,926 ounces in the first nine months of 1998. Decreased production was primarily due to lower mill grades and recoveries at McCoy/Cove, decreased mill tonnage at Kettle River and fewer reusable heap leach tons placed at Round Mountain. These factors were partially offset by increased mill grades and recoveries at Round Mountain.

Cash operating costs were $216 per ounce of gold in the first nine months of 1999, versus $206 in the first nine months of 1998, reflecting lower production at all three mines. Total production costs were $316 per ounce in the first nine months of 1999, versus $315 per ounce in the first nine months of 1998.

The term ounce as used in this Form 10-Q means "troy ounce".

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)


Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                           Three months ended              Nine months ended
                                                                 September 30                   September 30
Revenue Data                                           1999              1998         1999              1998
------------------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                        124,492           140,044      346,602           415,915
 Average price realized/ounce - revenue basis    $      321        $      318   $      324        $      332
 Average price realized/ounce - cash basis/(1)/  $      340        $      338   $      345        $      342
 Average market price/ounce                      $      257        $      289   $      272        $      294
 Revenue (millions of U.S. $)                    $     40.0        $     44.5   $    112.2        $    138.0
 Percentage of total revenue                             74%               80%          73%               79%
Silver
------
 Ounces sold                                      2,004,113         1,681,081    7,105,224         5,881,786
 Average price realized/ounce - revenue basis    $     7.10        $     6.59   $     5.87        $     6.08
 Average price realized/ounce - cash basis/(1)/  $     5.14        $     5.18   $     5.23        $     5.47
 Average market price/ounce                      $     5.24        $     5.22   $     5.11        $     5.73
 Revenue (millions of U.S. $)                    $     14.2        $     11.1   $     41.7        $     35.8
 Percentage of total revenue                             26%               20%          27%               21%
------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)         $     54.2        $     55.6   $    153.9        $    173.8
============================================================================================================

/(1)/ Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis
1999 vs. 1998                                 Three months ended       Nine months ended
(millions of U.S. dollars)                          September 30            September 30
----------------------------------------------------------------------------------------
Higher (lower) gold prices                                 $ 0.4                  $ (2.8)
Higher (lower) silver prices                                 1.0                    (1.5)
Change in volume                                            (2.8)                  (15.6)
----------------------------------------------------------------------------------------
Decrease in revenue                                        $(1.4)                 $(19.9)
========================================================================================

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)


Production Costs
Production cost data per ounce of gold is set out below.

                                                               Three months ended                 Nine months ended
Production Costs per                                                 September 30                      September 30
Ounce of Gold Produced                                      1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------------
Direct mining expense                                  $     260         $    204         $    232        $    208
 Deferred stripping and mine development costs               (30)              (2)             (18)             (3)
 Inventory movements and other                               (10)              --                2               1
------------------------------------------------------------------------------------------------------------------
Cash operating costs                                         220              202              216             206
 Royalties                                                    11               11               10              11
 Production taxes                                              1                2               --               2
------------------------------------------------------------------------------------------------------------------
Total cash costs                                             232              215              226             219
 Depreciation                                                 63               59               61              60
 Amortization                                                 19               27               20              26
 Reclamation and mine closure                                 10                9                9              10
------------------------------------------------------------------------------------------------------------------
Total production costs                                 $     324         $    310         $    316        $    315
==================================================================================================================

Expenses

Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $220 per ounce of gold in the third quarter of 1999 and $202 in the third quarter of 1998. See "Operations Review."

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                        Three months ended                Nine months ended
thousands of U.S. dollars,                                           September 30                     September 30
except per ounce amounts                                   1999              1998             1999            1998
------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements               $ 35,849          $ 34,649         $103,095        $110,387
Change in finished goods inventory and other               (717)            2,536            2,626           2,068
Co-product cost of silver produced                       (6,973)           (7,175)         (25,409)        (25,538)
------------------------------------------------------------------------------------------------------------------
Cash operating costs                                   $ 28,159          $ 30,010         $ 80,312        $ 86,917
==================================================================================================================
Gold ounces produced                                    127,995           148,563          371,815         421,926
==================================================================================================================
Cash operating costs per ounce                         $    220          $    202         $    216        $    206
==================================================================================================================

Reserve estimates
The prices used in estimating the Company's ore reserves at December 31, 1998 were $325 per ounce of gold and $5.75 per ounce of silver. The market price for gold is currently below this level. If the Company determines that its reserves should be estimated at a significantly lower price than that used at December 31, 1998, there could be a material reduction in the amount of gold reserves. For example, the Company estimates that based on extrapolation of information developed in reserve estimation, but without the same degree of analysis as required for reserve estimation, if the Company's reserves at December 31, 1998 were based on a price of $300 per ounce of gold, reserves at the operating properties would decrease approximately 12%. The Company estimates that such changes in gold price assumptions could have material impacts to the reserve estimations for Aquarius. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

OPERATIONS REVIEW
Operating data by mine is set out below.

                                                           Three months ended                       Nine months ended
                                                                 September 30                            September 30
Operating Data by Mine                               1999                1998                1999                1998
---------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  Round Mountain (50%)                         74,422              69,143             204,872             208,230
 (b)  McCoy/Cove                                   29,173              50,057              90,863             125,501
 (c)  Kettle River                                 24,400              29,363              76,080              88,195
---------------------------------------------------------------------------------------------------------------------
Total gold                                        127,995             148,563             371,815             421,926
=====================================================================================================================

Silver production (ounces)
--------------------------
 (b)  McCoy/Cove                                1,325,650           1,993,141           5,908,967           6,305,770
---------------------------------------------------------------------------------------------------------------------
Total silver                                    1,325,650           1,993,141           5,908,967           6,305,770
=====================================================================================================================

Gold production decreased 14% to 127,995 ounces in the third quarter of 1999 compared to 148,563 ounces in the third quarter of 1998. Decreased production was primarily due to lower mill tonnage, grades and recoveries at McCoy/Cove and decreased mill tonnage at Kettle River, offset in part by increased mill tonnage and recoveries at Round Mountain. Silver production decreased to 1.3 million ounces in the third quarter of 1999 from 2.0 million ounces in the third quarter of 1998, reflecting lower mill grades and recoveries at McCoy/Cove. For the full year 1999, the Company's gold production target is between 480,000 and 500,000 ounces and the silver production target is between 7 and 8 million ounces.

                                                           Three months ended                       Nine months ended
                                                                 September 30                            September 30
Operating Data by Mine                               1999                1998                1999                1998
---------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
---------------------------------------
 (a)  Round Mountain                            $     178           $     186           $     197           $     189
 (b)  McCoy/Cove                                      258                 201                 227                 208
 (c)  Kettle River                                    257                 241                 242                 241
---------------------------------------------------------------------------------------------------------------------
Company average                                 $     220           $     202           $     216           $     206
=====================================================================================================================

Cash operating costs were $220 per ounce of gold in the third quarter of 1999, compared to $202 in the third quarter of 1998. The Company has targeted consolidated cash operating costs of $220 to $230 per ounce of gold produced for the full year 1999.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

(a)  Round Mountain, Nevada (50% owned)

                                                              Three months ended             Nine months ended
                                                                    September 30                  September 30
OPERATING DATA                                           1999               1998        1999              1998
---------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
  Heap leached - reusable pad (50%)                    14,966             18,400      50,923            77,045
  Heap leached - dedicated pad (50%)                   27,753             36,336      77,186            90,282
  Milled (50%)                                         22,580             12,962      65,662            37,602
  Other (50%)                                           9,123              1,445      11,101             3,301
                                                     --------            -------    --------          --------
  Total (50%)                                          74,422             69,143     204,872           208,230
Ore and waste mined (million tons) (100%)                20.4               18.6        58.2              52.1
Mining cost/ton of ore and waste                     $   0.69            $  0.66    $   0.70          $   0.65
Heap leaching cost/ton of ore                        $   0.70            $  0.89    $   0.70          $   0.70
Milling cost/ton of ore                              $   2.70            $  3.25    $   3.00          $   3.42
Production cost per ounce of gold produced:
  Direct mining expense                              $    206            $   199    $    211          $    190
  Deferred stripping cost                                  (7)                (7)        (13)                3
  Inventory movements and other                           (21)                (6)         (1)               (4)
                                                     --------            -------    --------          --------
   Cash operating cost                                    178                186         197               189
  Royalties                                                17                 20          17                20
  Production taxes                                         --                  2          --                 2
                                                     --------            -------    --------          --------
   Total cash cost                                        195                208         214               211
  Depreciation                                             45                 44          46                42
  Amortization                                             18                 17          18                18
  Reclamation and mine closure                              9                  7           9                 7
                                                     --------            -------    --------          --------
   Total production costs                            $    267            $   276    $    287          $    278
                                                     --------            -------    --------          --------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                      14,734             16,167      14,691            20,801
  Grade (ounce/ton)                                     0.037              0.032       0.036             0.037
  Recovery rate (%)                                      69.2               61.6        72.4              69.6
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                     137,308             88,297     115,763           108,429
  Grade (ounce/ton)                                     0.011              0.010       0.011             0.010
  Recovery rate/(1)/
Milled:
  Ore processed (tons/day) (100%)                       8,815              8,055       7,934             7,895
  Grade (ounce/ton)                                     0.043              0.044       0.068             0.047
  Recovery rate (%)                                      86.5               79.4        87.4              76.6
---------------------------------------------------------------------------------------------------------------

/(1)/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

Production in the third quarter of 1999 from the Round Mountain mine, located in central Nevada (the Company's share, 50%), was almost 8% higher than the same quarter in 1998. The Company's portion of total gold production rose to 74,422 ounces in the third quarter of 1999 from 69,143 ounces in the third quarter of 1998. The majority of the increase came from improved mill recoveries and in-process inventory carryovers from the previous quarter. The ore was associated with a high-grade feeder structure. This ore contributed to the mill producing 22,580 ounces of gold in the third quarter of 1999, compared with 12,962 ounces in the third

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

quarter of 1998. This feeder structure was also the source for over 9,000 ounces of nuggety gold that was recovered from the site's gravity plant. Cash costs were down in the third quarter of 1999 compared to the third quarter of 1998 as a result of the higher production.

Tons of ore and waste mined during the third quarter of 1999 increased by over 9% as compared to the third quarter of 1998. The expansion of the northwestern portion of the pit is nearly complete, which resulted in the strip ratio declining as mining reached ore during the third quarter of 1999. Loading of the dedicated pads increased by 55% in the third quarter of 1999 compared to the same quarter in 1998, with the majority of this ore being placed on the recently expanded west dedicated pad. Leaching will begin on this portion of the pad mid-November with production expected in the first quarter of 2000.

In July 1999 the site produced its five millionth ounce of gold (100%) since the Company took over as operator of the property in 1985. Exploration efforts are ongoing and have proven successful at adding to reserves through the years. The joint venture partners are now in the second year of a multi-year exploration program directed at identifying and exploring targets within the area of mutual interest associated with Round Mountain. Several targets have been identified and exploration drilling continues.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

(b)  McCoy/Cove, Nevada (100% owned)

                                                                Three months ended               Nine months ended
                                                                      September 30                    September 30
OPERATING DATA                                           1999                 1998          1999              1998
------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                21,997               36,504        58,693            84,385
 Heap leached                                           7,176               13,553        32,170            41,116
                                                   ----------           ----------    ----------        ----------
 Total gold                                            29,173               50,057        90,863           125,501
Silver produced (ounces):
 Milled                                             1,250,475            1,907,457     5,683,146         5,988,628
 Heap leached                                          75,175               85,684       225,821           317,142
                                                   ----------           ----------    ----------        ----------
 Total silver                                       1,325,650            1,993,141     5,908,967         6,305,770
Ore and waste mined (million tons)                        8.1                 12.2          32.6              30.7
Mining cost/ton of ore and waste                   $     0.78           $     0.68    $     0.69        $     0.69
Milling cost/ton of ore                            $     6.94           $     5.74    $     6.36        $     5.94
Heap leaching cost/ton of ore                      $     2.04           $     1.90    $     1.74        $     1.67
Production cost per ounce of gold produced:
 Direct mining expense                             $      332           $      198    $      246        $      211
 Deferred stripping cost                                  (74)                  --           (28)               (9)
 Inventory movements and other                             --                    3             9                 6
                                                   ----------           ----------    ----------        ----------
   Cash operating cost                                    258                  201           227               208
 Royalties                                                  2                    3             2                 3
 Production taxes                                          --                    2            --                 2
                                                   ----------           ----------    ----------        ----------
   Total cash cost                                        260                  206           229               213
 Depreciation                                              56                   50            51                54
 Amortization                                              26                   42            27                40
 Reclamation and mine closure                              10                    9            11                 9
                                                   ----------           ----------    ----------        ----------
   Total production costs                          $      352           $      307    $      318        $      316
                                                   ----------           ----------    ----------        ----------
Average gold-to-silver price ratio /(1)/               49.0:1               55.8:1        52.7:1            51.4:1
Milled:
 Ore processed (tons/day)                              11,251               12,675        12,144            11,932
 Gold grade (ounce/ton)                                 0.040                0.054         0.035             0.044
 Silver grade (ounce/ton)                                2.39                 2.95          2.65              2.67
 Gold recovery rate (%)                                  52.8                 63.0          44.9              57.4
 Silver recovery rate (%)                                51.3                 66.3          59.5              70.3
Heap leached:
 Ore processed (tons/day)                               9,655               11,255        11,758            11,779
 Gold grade (ounce/ton)                                 0.021                0.021         0.022             0.020
 Silver grade (ounce/ton)                                0.45                 0.23          0.29              0.27
 Recovery rates /(2)/
------------------------------------------------------------------------------------------------------------------

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

At McCoy/Cove in Nevada, gold production was down by 42% in the third quarter of 1999 compared with the same quarter in 1998. This was the result of fewer tons and lower grades being processed through the mill as well as fewer tons being placed under leach. The majority of the ore treated during the third quarter of 1999 was from stockpiles as the site was preparing the next phase of mining and was moving mostly waste. This phase of mining became accessible after completion of the remediation of the Cove high wall in June 1999.

During the third quarter of 1999, low-grade ore types, with corresponding lower recoveries, were milled. The ore types processed reduced throughput by approximately 11% compared to the third quarter of 1998. These factors, when combined with fewer tons placed under leach, resulted in cash operating costs increasing $57 per ounce in the third quarter of 1999 over the same quarter the previous year. Cost reduction efforts helped offset some of the increase from lower production. Higher-grade ores, with corresponding higher recoveries, will be accessed by the end of 1999 and are expected to improve both production and cash operating costs in 2000.

The Cove East underground will have produced over 23,000 gold-equivalent ounces when mining of this particular area is completed in the fourth quarter of 1999. Drifting done for the development of the Cove East deposit has been utilized to provide access for exploration drilling on the Cove South Deep target.

The Cove South Deep target has two zones of mineralization. The upper zone is smaller and relatively well defined. Exploration drifting has allowed the Company to verify ore continuity, obtain bulk samples for metallurgical evaluation and perform additional underground definition drilling. Economics for the upper zone appear favorable and warrant development. The Company anticipates 45,000 gold-equivalent ounces of production from this area starting in early 2000. Additional work is currently under way to determine the economic viability of the lower zone of mineralization. Other underground targets have also been identified and will be explored over the next several months.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

(c)  Kettle River, Washington  (100% owned)

                                                              Three months ended             Nine months ended
                                                                    September 30                  September 30
OPERATING DATA                                           1999               1998        1999              1998
---------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                 24,400             29,363      76,080            88,195
Tons of ore mined                                     155,011            171,932     468,813           537,442
Mining cost/ton of ore                               $  24.02           $  22.30    $  24.04          $  21.86
Milling cost/ton of ore                              $  11.79           $  11.76    $  11.37          $  10.61
Production cost per ounce of gold produced:
 Direct mining expense                               $    260           $    233    $    248          $    237
 Deferred mine development cost                            --                 --          --                --
 Inventory movements and other                             (3)                 8          (6)                4
                                                     --------           --------    --------          --------
   Cash operating cost                                    257                241         242               241
 Royalties                                                 15                 11          15                12
 Production taxes                                           3                  1           2                 1
                                                     --------           --------    --------          --------
   Total cash cost                                        275                253         259               254
 Depreciation                                              77                 86          71                73
 Amortization                                               8                  5           8                 5
 Reclamation and mine closure                              15                 12          15                12
                                                     --------           --------    --------          --------
   Total production costs                            $    375           $    356    $    353          $    344
                                                     --------           --------    --------          --------
Milled:
 Ore processed (tons/day)                               1,688              1,983       1,656             2,021
 Tons of ore milled                                   153,588            180,452     452,173           551,807
 Grade (ounce/ton)                                      0.190              0.193       0.199             0.193
 Recovery rate (%)                                       83.8               84.1        84.6              82.8
---------------------------------------------------------------------------------------------------------------

At Kettle River in the state of Washington, gold production declined to 24,400 ounces in the third quarter of 1999 from 29,363 ounces in the same quarter the previous year. Mining slows as it continues deeper in the ore bodies and as haul distances increase. This slower mining rate resulted in fewer tons available for processing, down almost 15% in the third quarter of 1999 from the same quarter the previous year. Grades and recoveries remained relatively unchanged in the third quarter of 1999 compared to the third quarter of 1998. Cost controls helped the site limit the impact of the lower production on their cost per ounce, which increased to $257 per ounce in the third quarter of 1999 from $241 per ounce in the third quarter of 1998.

Additional mineralization is being investigated to the east of the K-2 deposit. Drilling will be done on this material within the next several months. While this mineralization appears to be limited in nature, it has the potential to extend the life of Kettle River allowing additional regional exploration to continue.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

RECENT DEVELOPMENTS
Lupin
In November 1999, the Company announced plans to reopen the Lupin mine, located in the Nunavut Territory of Canada. The Lupin mine was placed on care and maintenance in early 1998 due to falling gold prices and a high cost structure. A reengineering study, completed late in 1998, identified savings that helped lower costs. The new life of mine average cash operating costs are now anticipated to be at or better than $245 per ounce. Based on current reserves of 543,000 ounces and other mineralization of 221,000 ounces, the mine plan projects production through 2004. Drilling indicates additional mineralization at depth and confirmation drilling will be done once the site is back in operation. The Ulu satellite deposit, located approximately 100 miles north of Lupin, represents the potential for additional mill feed for the site. The Company expects that the first gold production from Lupin will occur in April 2000, assuming a five-month start-up and restaffing period.

During the first nine months of 1999, the Company incurred $2.1 million in care and maintenance costs related to Lupin. These costs have been expensed as incurred.

Development Properties
In 1997, the Company deferred final construction decisions on its two planned gold mines, the 100% owned Aquarius in Ontario, Canada and the 60% owned Paredones Amarillos in Mexico.

Paredones Amarillos has a mine plan that requires a gold price of $375 per ounce to achieve an acceptable rate of return for the joint venture partners. The Company feels that the project has limited flexibility with regard to development alternatives. In the third quarter of 1999, the Company signed an agreement to sell its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner. In return, the Company will receive full ownership of a mill owned by the joint venture, valued at $2.5 million, and a 2% royalty related to Paredones Amarillos. The joint venture partner will assume all project liabilities. The Company recognized a loss on the sale of Paredones Amarillos of $13.8 million in the third quarter of 1999.

Alternatives continue to be evaluated for the development of the Aquarius project. Different sized operations and types of processing technology are being reviewed with the aim of lowering capital requirements and operating costs. The Aquarius mine plan requires a gold price greater than the current spot level to make it attractive to advance into production. More work is being done on certain development alternatives for this project.

Development holding costs are expensed as incurred. During the first nine months of 1999, the Company expensed a total of $0.4 million in holding costs related to Aquarius and Paredones Amarillos.

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

Exploration program
The Company's exploration program focuses on those projects principally located in North America where the Company already has extensive gold mining infrastructure. In addition, the Company has a 50% joint venture interest in the Youga exploration project located in Burkina Faso, West Africa. The Company and its joint venture partner have agreed to undertake a feasibility study, anticipated to be complete by the end of 1999, that will include additional development drilling and metallurgical work. For the first nine months of 1999, the Company spent $3.4 million on exploration activities. Exploration costs are expensed as incurred.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

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

Year 2000 Issue
The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors such as slower transaction processing and slower financial reporting to significant systems failure which could affect the Company's ability to conduct normal business operations, and which may result in the interruption of gold and silver production.

The Company has assessed the Year 2000 issue and in 1997 began the process of modifying or upgrading portions of its software to address the issue. The cost of this remediation was less than $1 million and has been expensed as incurred. The Company has completed the planned modifications to information technology and the related user testing. All major financial systems are now expected to be Year 2000 compliant. The Company has completed modifications to critical operating systems such as the crusher, mill and truck dispatch systems. Modifications were made where required to embedded controllers within operating equipment. Contingency plans have been and continue to be developed for other equipment, such as the rolling back of clocks for date-sensitive equipment. Additionally, critical third party suppliers of reagents, power, fuel and other mine site supplies have been contacted to inquire about uninterrupted delivery of critical operating parts and materials. Contingency plans have been developed to address a prolonged interruption of power delivery. The Company intends to have fully stocked inventories of critical supplies at the end of 1999. A prolonged delay in the delivery of key supplies such as electrical power, fuel and reagents could result in the interruption of gold and silver production.

Although the Company expects that its systems are Year 2000 compliant, it cannot predict the outcome or success of the Year 2000 compliance programs of its suppliers. The Company also cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after December 31, 1999. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of suppliers, or other third parties, have been fully resolved.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 1999
                                (U.S. dollars)

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward-looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated grades and recovery rates, the ability to secure financing, and potential acquisitions or increases, divestitures or decreases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold and silver prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, impacts of the Year 2000 problem and its effect on critical third party suppliers to the Company's operations, the ability of the Company to complete remediation plans to its information technology and operating systems to address the Year 2000 issue, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

                              ECHO BAY MINES LTD.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is engaged in routine litigation incidental to its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibit 27              Financial Data Schedule.

(b)   Reports on Form 8-K     Filed on September 30, 1999, related to the
                              deferral of the October 1999 interest payment on the capital securities.

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



                                    ECHO BAY MINES LTD.
                                    ----------------------------------------
                                    (Registrant)



November 3, 1999
--------------------------
Date



                                    /s/ David A. Ottewell
                                    ----------------------------------------
                                    DAVID A. OTTEWELL
                                    Controller and Principal
                                    Accounting Officer