Form 10-K405
period 1999-12-31
ECHO BAY MINES LTD
filed 2000-02-18
CIK 722080

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission File Number 1-8542
                                                ------

                              ECHO BAY MINES LTD.
            (Exact name of registrant as specified in its charter)

      Incorporated under the laws of Canada                    None
      -------------------------------------              ----------------
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)

      Suite 1000, 6400 S. Fiddlers Green Circle
                   Englewood, CO                            80111-4957
       --------------------------------------               ----------
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

                            Yes   X   No
                                -----    -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting securities held by non-affiliates of the registrant at February 16, 2000.....................................  U.S.$210,910,718
                                                                                 ------------

Number of common shares outstanding as of February 16, 2000................  140,607,145
                                                                             -----------
=============================================================================================

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                               PART 1

ITEMS 1 AND 2-BUSINESS AND PROPERTIES...........................................................   1
   INTRODUCTION.................................................................................   1
   OPERATIONS SUMMARY...........................................................................   2
    Gold and Silver Production..................................................................   2
    Production Costs............................................................................   2
    Revenue.....................................................................................   3
   RESERVES.....................................................................................   4
    Change in Proven and Probable Reserves......................................................   5
   OTHER MINERALIZATION.........................................................................   6
   CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
    SECURITIES LITIGATION REFORM ACT OF 1995....................................................   7
   ROUND MOUNTAIN...............................................................................   8
    Geology and Ore Reserves....................................................................   9
    Mining and Processing.......................................................................   9
   MCCOY/COVE...................................................................................  11
    Geology and Ore Reserves....................................................................  12
    Mining and Processing.......................................................................  13
   KETTLE RIVER.................................................................................  14
    Geology and Ore Reserves....................................................................  15
    Mining and Processing.......................................................................  15
   LUPIN........................................................................................  16
    Geology and Ore Reserves....................................................................  17
    Mining and Processing.......................................................................  18
    Supplies, Utilities and Transportation......................................................  18
    Water Supply and Waste Disposal.............................................................  19
   DEVELOPMENT PROGRAM..........................................................................  20
    Aquarius....................................................................................  20
   OTHER PROJECTS...............................................................................  21
    Paredones Amarillos.........................................................................  21
    Kuranakh....................................................................................  21
   EXPLORATION..................................................................................  22
   ALASKA-JUNEAU................................................................................  22
   SUNNYSIDE....................................................................................  22
   OTHER........................................................................................  22
    Precious Metal Sales and Hedging Activities.................................................  22
    Governmental and Environmental Regulation...................................................  23
    Employees...................................................................................  27
    Executive Officers of the Registrant........................................................  27
    Mining Risks and Insurance..................................................................  27
    Supplies, Utilities and Transportation......................................................  28
    Waste Disposal..............................................................................  28
    Royalties...................................................................................  28
    History of the Company......................................................................  28
   RISK FACTORS.................................................................................  30
    Recent Losses...............................................................................  30
    Mine Development Risks......................................................................  30
    Exploration Risks...........................................................................  30
    Liquidity and Capital Resources.............................................................  31
    Gold and Silver Prices......................................................................  31

    Estimation of Asset Carrying Values........................................................  32
    Uncertainty of Reserve and Other Mineralization Estimates..................................  32
    Mining and Processing......................................................................  33
    Mining Risks and Insurance.................................................................  33
    Governmental Regulation....................................................................  34
    Risk of International Operations...........................................................  34
    Title to Properties........................................................................  35
    Inflation and Currency Risks...............................................................  35
   GLOSSARY....................................................................................  36
   GOLD PRICES.................................................................................  40
   SILVER PRICES...............................................................................  40
   EXCHANGE RATES..............................................................................  40
   CONVERSION TABLE............................................................................  40
   MINE PROCESSING.............................................................................  41

ITEM 3-LEGAL PROCEEDINGS.......................................................................  44
   SUMMA.......................................................................................  44
   COLORADO SCHOOL OF MINES....................................................................  44
   OTHER.......................................................................................  44

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................  44

                                    PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS...............  45
   MARKET INFORMATION..........................................................................  45
   DIVIDENDS...................................................................................  45
   CERTAIN TAX MATTERS.........................................................................  46
    United States Federal Income Tax Considerations............................................  46
    Canadian Federal Income Tax Considerations.................................................  47

ITEM 6-SELECTED FINANCIAL DATA.................................................................  48

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  50
   SUMMARY.....................................................................................  50
   RESULTS OF OPERATIONS.......................................................................  50
    Revenue....................................................................................  50
    Operating Costs............................................................................  51
    Royalties..................................................................................  51
    Depreciation and Amortization..............................................................  51
    Reclamation and Mine Closure...............................................................  51
    General and Administrative.................................................................  51
    Exploration and Development................................................................  51
    Loss (Gain) on Sale of Mining and Other Properties.........................................  52
    Provision for Impaired Assets and Other Charges............................................  52
   LIQUIDITY AND CAPITAL RESOURCES.............................................................  52
   COMMITMENTS AND CONTINGENCIES...............................................................  53
    Hedging Activities.........................................................................  53
    Other......................................................................................  54

   YEAR 2000..................................................................................  54

ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK............................  55

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................  56
   INDEX TO FINANCIAL STATEMENTS..............................................................  56
QUARTERLY FINANCIAL HIGHLIGHTS................................................................  88

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...  88

                                   PART III

ITEM 10-DIRECTORS OF THE REGISTRANT...........................................................  88

ITEM 11-EXECUTIVE COMPENSATION................................................................  88

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................  88

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................  88

                                    PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................  89

SIGNATURES....................................................................................  91

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

The Company mines, processes and explores for gold. The Company also produces a significant amount of silver at its McCoy/Cove mine in Nevada. In 1999, the Company had three operating mines in the United States: Round Mountain in Nevada; McCoy/Cove in Nevada; and Kettle River in Washington. All are 100% owned except for Round Mountain, which is 50% owned.

The Company's operations in 1999 were, and will continue to be, materially affected by the price of gold, which averaged $388 per ounce in 1996, $332 per ounce in 1997, and $294 per ounce in 1998. In 1999, the gold price averaged $279 per ounce and reached a 20-year low of $253 per ounce in July 1999. At December 31, 1999, the gold price had recovered to $290 per ounce.

In January 1998, the Company temporarily suspended operations at its 100%-owned Lupin mine in the Nunavut Territory, Canada. In the fourth quarter of 1999, the Company announced plans to reopen Lupin. Lupin production is expected to recommence in April 2000. See "Lupin."

In 1997, in view of the drop in the gold price, the Company deferred a final construction decision on its planned Aquarius gold mine in Canada. See "Development Program-Aquarius". In the third quarter of 1999, the Company agreed to sell its investment in the Paredones Amarillos project to its joint venture partner. A final construction decision had been deferred on Paredones Amarillos in 1997. See "Other Projects-Paredones Amarillos".

The Company's exploration efforts focus principally on projects located in North America where the Company already has an extensive gold mining infrastructure.

In 1999, the Company produced a total of 499,836 ounces of gold at an average cash operating cost of $215 per ounce. 1999 silver production was 8,430,072 ounces. In 1999, the Company reported a net loss of $37.3 million on revenues of $210.4 million. At December 31, 1999, the Company had 5.3 million ounces of gold reserves and 28.2 million ounces of silver reserves.

In 2000, the Company expects to produce from 660,000 to 700,000 ounces of gold at an average cash operating cost of $200 to $210 per ounce and between 9 and 10 million ounces of silver. For a general identification of risk factors involved in the Company's business, see "Cautionary `Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995" and "Risk Factors."

OPERATIONS SUMMARY

Gold and Silver Production
--------------------------
Gold Production (ounces)                                                   1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                                    270,904             255,252             238,840
McCoy/Cove                                                              124,536             167,494             187,034
Kettle River                                                            104,396             113,692             129,866
Lupin                                                                        --                  --             165,335
-----------------------------------------------------------------------------------------------------------------------
Total gold                                                              499,836             536,438             721,075
=======================================================================================================================
Percentage decrease from prior year                                        (6.8%)             (25.6%)              (6.2%)
=======================================================================================================================

Silver Production (ounces)                                                 1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                                      8,430,072           9,412,823          11,021,708
=======================================================================================================================
Percentage increase (decrease) from prior year                            (10.4%)             (14.6%)              55.2%
=======================================================================================================================

Production Costs
----------------
Production Costs per Ounce of Gold Produced                                1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------
  Direct mining expense                                                 $   237            $    209             $   251
  Deferred stripping and mine development costs                             (23)                 (1)                 (3)
  Inventory movements and other                                               1                  --                   1
-----------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                        215                 208                 249
  Royalties                                                                  11                  11                   9
  Production taxes                                                           --                   2                   1
-----------------------------------------------------------------------------------------------------------------------
Total cash costs                                                            226                 221                 259
  Depreciation                                                               58                  62                  58
  Amortization                                                               20                  25                  32
  Reclamation and mine closure                                               11                   9                  10
-----------------------------------------------------------------------------------------------------------------------
Total production costs                                                  $   315            $    317             $   359
=======================================================================================================================
Percentage decrease from prior year                                        (0.6%)             (11.7%)              (3.8%)
=======================================================================================================================

Cash Operating Costs per Ounce of Gold Produced                            1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------
Round Mountain                                                            $ 200            $    198             $   207
McCoy/Cove                                                                  221                 203                 271
Kettle River                                                                238                 244                 227
Lupin                                                                        --                  --                 284
-----------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                                     $ 215            $    208             $   249
=======================================================================================================================
Percentage increase (decrease) from prior year                              3.4%              (16.5%)              (2.0%)
=======================================================================================================================

In 1999, the average cash operating cost per ounce was $215 compared with $208 in 1998 and $249 in 1997. Cash operating costs per ounce were higher in 1999 compared to 1998, reflecting lower production at McCoy/Cove partially offset by savings in mining and milling costs at McCoy/Cove and Kettle River. Cash operating costs per ounce were lower in 1998 compared to 1997, reflecting the third quarter 1997 write-down of deferred mining balances, cost savings at McCoy/Cove, lower costs due to higher production and due to the 1997 mine plan change at Round Mountain, and the absence of higher cost Lupin production. The Company's consolidated cash operating cost target is $200 to $210 per ounce of gold produced in 2000.

Operating costs include mining and processing costs for gold and silver sold during the year. The most significant of these costs are labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. The cost of transporting personnel and freight to the Lupin mine is also a significant cost for that operation.

The reconciliation of cash operating costs per ounce to the financial statements for the last three years is provided below.

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements
Thousands of U.S. dollars, except per ounce amounts                         1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                              $  139,816           $  148,769          $   213,120
Change in finished goods inventory and other                               2,381               (1,704)              10,956
Co-product cost of silver produced                                       (34,732)             (35,486)             (44,528)
--------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                  $  107,465           $  111,579          $   179,548
==========================================================================================================================
Gold ounces produced                                                     499,836              536,438              721,075
==========================================================================================================================
Cash operating costs per ounce                                        $      215           $      208          $       249
==========================================================================================================================

Revenue
-------
Revenue Data
Year ended December 31                                                      1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------------------
Gold
----
Ounces sold                                                              486,592              553,130              698,337
Average price realized per ounce - revenue basis                      $      325           $      333          $       362
Average price realized per ounce - cash basis/(1)/                    $      335           $      340          $       345
Average market price per ounce                                        $      279           $      294          $       332
Revenue (millions of U.S. dollars)                                    $    158.2           $    183.9          $     252.6
Percentage of total revenue                                                   75%                  79%                  83%

Silver
------
Ounces sold                                                            9,173,012            8,198,867           10,037,753
Average price realized per ounce - revenue basis                      $     5.69           $     5.88          $      5.26
Average price realized per ounce - cash basis/(1)/                    $     5.22           $     5.36          $      4.99
Average market price per ounce                                        $     5.25           $     5.54          $      4.87
Revenue (millions of U.S. dollars)                                    $     52.2           $     48.3          $      52.8
Percentage of total revenue                                                   25%                  21%                  17%
--------------------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)                              $    210.4           $    232.2          $     305.4
==========================================================================================================================

/(1)/ Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales volume and prices were:

Revenue Variances
Thousands of U.S. dollars
Year ended December 31                                                      1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------------------
Decrease in volume                                                    $  (16,438)          $  (62,291)         $   (14,501)
Lower gold prices                                                         (3,649)             (16,040)             (15,880)
Higher (lower) silver prices                                              (1,743)               5,083               (1,506)
--------------------------------------------------------------------------------------------------------------------------
Decrease in total revenue from the previous year                      $  (21,830)          $  (73,248)         $   (31,887)
==========================================================================================================================

The decrease in gold revenue from 1998 to 1999 was due to lower gold sales volume resulting primarily from lower grades at McCoy/Cove, and decreased gold prices realized. The increase in silver revenue from 1998 to 1999 was due to high silver inventories at year end 1998 more than offsetting lower silver prices realized. The decrease in gold revenue from 1997 to 1998 was due to decreased gold sales volume reflecting the absence of production from Lupin and decreased mill grades at McCoy/Cove and Kettle River in 1998, and lower gold prices realized. The decrease in silver revenues from 1997 to 1998 was due to decreased production reflecting lower mill grades, partially offset by higher silver prices realized.

RESERVES

The following table presents ore reserves by property. These reserves were estimated by the Company. A description of each mine follows the "Reserves" and "Other Mineralization" sections. See "Risk Factors" for a discussion of items that could affect the Company's reserve estimates.

--------------------------------------------------------------------------------------------------------
Ore Reserves/(1)/
(thousands, except average grades)
(proven and probable at December 31)
                                                                         1999          1998          1997
                                 --------------------------------------------  ------------  ------------
                                          Average                   Contained     Contained     Contained
                                            grade    Contained    ounces (the   ounces (the   ounces (the
                                          (ounces       ounces      Company's     Company's     Company's
                                   Tons  per ton)       (100%)         share)        share)        share)
                              ---------------------------------------------------------------------------
Gold
----
Mines:
 Round Mountain                 320,062     0.018       5,875          2,938         3,188         3,519
 McCoy/Cove                      11,832     0.043         514            514           699           915
 Kettle River                       779     0.208         162            162           237           339
 Lupin/(2)/                       1,931     0.268         518            518           543           543
                                                  -------------------------------------------------------

Total mines                                             7,069          4,132         4,667         5,316
                                                  -------------------------------------------------------

Development properties:
 Aquarius                        15,826     0.074       1,164          1,164         1,263         1,274
 Paredones Amarillos/(3)/            --        --          --             --           869           889
                                                  -------------------------------------------------------

Total development properties                            1,164          1,164         2,132         2,163
                                                  -------------------------------------------------------

Total gold                                              8,233          5,296         6,799         7,479
                                                  =======================================================

Silver
------
McCoy/Cove                       11,832     2.387      28,243         28,243        38,809        46,525
                                                  -------------------------------------------------------
Total silver                                           28,243         28,243        38,809        46,525
                                                  =======================================================

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

/(2)/ In January 1998, the Company temporarily suspended operations at the Lupin mine. The Company expects Lupin production to recommence in April 2000. See "Lupin."

/(3)/ In the third quarter of 1999, the Company agreed to sell its interest in Paredones Amarillos project. The Company's share of Paredones Amarillos' reserves of 869,000 ounces of gold was removed from the Company's estimates of reserves as of December 31, 1999. See "Other Projects-Paredones Amarillos."

The Company reports extractable (minable) ore reserves. Reserves do not reflect recovery losses in the milling or heap leaching processes, but do include allowance for dilution of ore in the mining process.

Ore reserves were estimated based on a gold price of $325 per ounce at December 31, 1999 ($325 per ounce at December 31, 1998 and $350 per ounce at December 31,
1997) and a silver price of $5.50 per ounce at December 31, 1999 ($5.75 per ounce at December 31, 1998 and $5.00 per ounce at December 31, 1997.) The market price for gold has for more than two years traded, on average, below the level used in estimating reserves at December 31, 1999. If the market price for gold were to continue at such levels and the Company determined that its reserves should be estimated at a significantly lower gold price than that used at December 31, 1999, there would be a reduction in the amount of gold reserves. For example, the Company estimates that, based on extrapolation of information developed in reserve calculation, but without the same degree of analysis as required for reserve estimation, if the Company's reserves at December 31, 1999 were based on a price of $300 per ounce of gold, while reserves at the operating properties would not decrease, the reserves at the Aquarius development property would decrease approximately 11%. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization, reclamation and closure charges may be required.

Change in Proven and Probable Reserves
--------------------------------------
The reconciliation of the change in proven and probable reserves from December 31, 1998 to December 31, 1999 is as follows.

                                                                                       (millions of ounces)
                                                                                      Gold              Silver
--------------------------------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 1998                                     6.8                38.8
 Production/(1)/                                                                     (0.7)               (9.3)
 Extensions, discoveries and adjustments
  --  Round Mountain                                                                  0.2                  --
  --  McCoy/Cove                                                                       --                (1.1)
  --  Paredones Amarillos/(2)/                                                       (0.9)                 --
  --  Aquarius                                                                       (0.1)                 --
 Change in gold and silver price assumptions                                           --                (0.2)
-------------------------------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 1999                                     5.3                28.2
=============================================================================================================

/(1)/ Production represents previously modeled, in-situ ounces mined during 1999; this amount does not reflect recovery losses from heap leaching and milling.

/(2)/ In the third quarter of 1999, the Company agreed to sell its interest in Paredones Amarillos project. The Company's share of Paredones Amarillos' reserves of 869,000 ounces of gold was removed from the Company's estimates of reserves as of December 31, 1999. See "Other Projects-Paredones Amarillos."

For further information on ore reserves for specific mines, see the mines' descriptions in "Business and Properties."

OTHER MINERALIZATION
The following table presents other mineralization by property. Other mineralization for producing mines and development properties is generally estimated by the Company.

----------------------------------------------------------------------------------------------------------------------
Other Mineralization/(1)/
(thousands, except average grades) (at December 31)
                                                           1999                      1998                       1997
                             ----------------------------------  ------------------------  -------------------------
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

                           ------------------------------------------------------------------------------------------
Gold
----
Mines:
Round Mountain               126,244      63,122          0.016      54,143          0.015      71,132          0.016
McCoy/Cove                       100         100          0.350         425          0.146         635          0.025
Kettle River                      17          17          0.235         188          0.223         149          0.174
Lupin (including Ulu)/(2)/     2,317       2,317          0.359       2,194          0.358       2,194          0.358
                           ------------------------------------------------------------------------------------------

                             128,678      65,556          0.029      56,950          0.030      74,110          0.027
                           ------------------------------------------------------------------------------------------
Development properties/(3)/:
Aquarius                         575         575          0.078         785          0.064         826          0.062
Paredones Amarillos/(4)/          --          --             --         205          0.020         399          0.018
                           ------------------------------------------------------------------------------------------

                                 575         575          0.078         990          0.055       1,225          0.048
                           ------------------------------------------------------------------------------------------

Total gold                   129,253      66,131          0.029      57,940          0.030      75,335          0.027
                           ==========================================================================================

Silver
------
Mines:
McCoy/Cove                       100         100          2.000         425          6.151         635          0.986
                           ------------------------------------------------------------------------------------------
Total silver                     100         100          2.000         425          6.151         635          0.986
                           ==========================================================================================

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

/(2)/ In January 1998, the Company temporarily suspended operations at the Lupin mine. The Company expects Lupin production to recommence in April 2000. See "Lupin."

/(3)/ The Company's construction and production decisions at its development properties is dependent on the issuance of appropriate permits and the ability of the Company to obtain required financing. See "Development Program."

/(4)/ In the third quarter of 1999, the Company agreed to sell its interest in the Paredones Amarillos project. The Company's share of Paredones Amarillos' other mineralization of 205,000 tons at an average grade of
      0.020 ounces of gold per ton was removed from the Company's estimates of other mineralization as of December 31, 1999. See "Other Projects-Paredones Amarillos."

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

ROUND MOUNTAIN
The Company owns an undivided 50% interest in and operates the Round Mountain gold mine, acquired in 1985. Homestake Mining Company and Case, Pomeroy & Company, Inc. each own an undivided 25% interest in the joint venture common operation. Mining equipment, crushing facilities, heap leaching facilities, milling facilities, gold extraction and recovery facilities, administration and maintenance buildings and other equipment are included in the joint venture.
The mine, located 60 miles north of Tonopah in Nye County, Nevada, consists of open-pit mining operations on contiguous patented and unpatented mining claims covering approximately 27,500 acres. The Company has completed all steps currently required under U.S. law to convert the minable land to patented status and has filed application for patents. The patents have not been issued to date and are currently in the process of government review. See "Other-Government Regulation and Environmental Issues."

The following table sets forth operating data for the Round Mountain operation from 1995 through 1999. The Company's share of production is 50% of the ounces shown.

                                              1999       1998       1997       1996        1995
-----------------------------------------------------------------------------------------------
Gold produced (ounces)                     541,808    510,504    477,680    410,974     344,434
Mining cost/ton of ore and waste          $   0.73   $   0.66   $   0.65   $   0.69    $   0.61
Heap leaching cost/ton of ore             $   0.68   $   0.74   $   0.61   $   0.80    $   0.65
Milling cost/ton of ore                   $   2.92   $   3.36   $   4.38         --          --
Production cost/ounce of gold produced:
   Direct mining expense                  $    221   $    209   $    208   $    228    $    218
   Deferred stripping cost                     (19)        (7)         2         (2)        (23)
   Inventory movements and other                (2)        (4)        (3)        (5)         --
                                          --------   --------   --------   --------    --------
       Cash operating cost                     200        198        207        221         195
   Royalties paid                               19         20         22         32          31
   Production taxes                             --          3          4          4           4
                                          --------   --------   --------   --------    --------
       Total cash cost                         219        221        233        257         230
   Depreciation                                 48         46         39         51          62
   Amortization                                 18         18         18         18          20
   Reclamation and mine closure                  9          7          7          5           5
                                          --------   --------   --------   --------    --------
       Total production costs             $    294   $    292   $    297   $    331    $    317
                                          --------   --------   --------   --------    --------
Capital expenditures (millions)/(1)/      $    7.7   $   12.6   $   30.7   $   17.5    $   11.7
Deferred (applied) mining
 expenditures (millions)/(1)/             $    5.1   $    1.7   $   (0.4)  $    0.4    $    4.0
Heap leached-reusable pad:
   Ore processed (tons/day)                 15,602     18,953     26,608     27,737      22,490
   Total ore processed (000 tons)            5,741      6,842      9,552      9,819       7,961
   Grade (ounce/ton)                         0.034      0.036      0.036      0.036       0.034
   Recovery rate (%)                          73.4       70.6       74.9       66.1        70.9
   Gold recovered (ounces)                 140,988    182,378    268,518    231,420     192,052
Heap leached-dedicated pad:
   Ore processed (tons/day)                120,020    101,892    107,716     87,706      66,197
   Total ore processed (000 tons)           44,167     36,783     38,670     31,048      23,434
   Grade (ounce/ton)                         0.011      0.010      0.010      0.011       0.012
   Recovery rate (%)                         /(2)/      /(2)/      /(2)/      /(2)/       /(2)/
   Gold recovered (ounces)                 215,825    221,396    195,558    167,004     138,700
Milled: /(3)/
   Ore processed (tons/day)                  8,083      7,993       n.m.         --          --
   Total ore processed (000 tons)            2,999      2,885        274         --          --
   Gold grade (ounce/ton)                    0.067      0.045      0.041         --          --
   Gold recovery rate (%)                     87.0       77.9       60.0         --          --
   Gold recovered (ounces)                 157,901     97,686      6,410         --          --
High grade ore processed:/(4)/
   Gold recovered (ounces)                  27,094      9,044      7,194     12,550      12,244
Other gold recovered (ounces)                   --         --         --         --       1,438
-----------------------------------------------------------------------------------------------

/(1)/  The Company's 50% share.

/(2)/ For dedicated leach pads, a gold recovery rate cannot be calculated until leaching is complete. The eventual recovery rate is estimated to be approximately 50%.

/(3)/ Construction of an 8,000 ton per day mill to treat higher-grade non-oxidized ore was completed in the fourth quarter of 1997.

/(4)/ A high-grade occurrence was discovered April 1992. A small gravity plant was constructed to recover these ounces.

n.m.   Not meaningful.

Geology and Ore Reserves
------------------------
Gold mineralization in the Round Mountain deposit is associated with Tertiary volcanism and Caldera Formation. The deposit is hosted by a thick sequence of rhyolitic ash-flow tuffs deposited on a Paleozoic and Cretaceous basement.

------------------------------------------------------------------------------------------------------------------------
                                                   Round Mountain Mine
                                                  Ore Reserves/(1)(2)/
                                                    December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                                            Average grade
                                                            Tonnage               of gold     Gold content/(3)/
                                                 (000's short tons)      (ounces per ton)        (000's ounces)
------------------------------------------------------------------------------------------------------------------------
Round Mountain pit                                          203,661                 0.021                 4,300
Offloads and heap leach stockpiles/(4)/                     110,286                 0.011                 1,219
Mill stockpiles                                               6,115                 0.058                   356
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1999                              320,062                 0.018                 5,875
========================================================================================================================

Proven                                                      225,968                 0.018                 4,021
Probable                                                     94,094                 0.018                 1,854
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1999                              320,062                 0.018                 5,875
========================================================================================================================

Total Proven and Probable-1998                              358,597                 0.018                 6,375
========================================================================================================================

/(1)/ The Company's share is 50% of the reserves presented.

/(2)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(3)/ Reserves include allowances for dilution in mining but do not reflect losses in the leaching process. The average leach recovery rate for the reusable pad in 1999 was 73.4%. The eventual average recovery rate for the dedicated pad is estimated to be approximately 50%. The mill recovery rate was 87.0% in 1999.

/(4)/ The offloads consist of approximately 68 million tons of previously crushed, leached and rinsed ore. The heap leach stockpiles consist of approximately 42 million tons of previously unprocessed ore. Sampling and metallurgical testing conducted in 1994 and 1995 confirmed that this material can be profitably processed on the dedicated leach pads.

The cut-off grades are 0.006 ounce of gold per ton for oxides and 0.010 ounce per ton for non-oxides. The prospective waste to ore ratio of pit ore is 0.7:1.

Mining and Processing
---------------------
Ore and waste rock was mined at a rate of 214,516 tons per day in 1999, compared to 195,629 tons per day in 1998. All material mined requires drilling and blasting prior to excavation. The open pit mining operation employs three 28-cubic yard electric mining shovels, one 23 cubic-yard front-end loader, two 15-cubic yard loaders, and twenty-one 150-ton, thirteen 190-ton and nine 85-ton mechanical haul trucks. A 22-cubic yard hydraulic mining shovel is used outside the pit to load low-grade previously leached ore.

Gold recovery from ore occurs from four independent recovery operations. Most of the ore is heap leached. These include crushed ore (reusable pad) leaching, run-of-mine ore (dedicated pad) leaching, gravity concentration, and the milling of higher-grade non-oxidized ore. Most of the ore is heap leached, with higher grade oxidized ores placed on the reusable pad and lower grade ores placed on the dedicated pad.

Heap leaching on two parallel 1.5 million square feet asphalt reusable pads is used to recover gold from oxidized ore above a cut-off grade of 0.018 ounce per ton. Most of the contained gold is released after approximately 100 days on the reusable pad, and the ore is then transferred to the dedicated pad. The remaining gold values are sufficient to justify additional leaching of the ore on the low-cost dedicated pad over a period of years. In 1999, 15,602 tons of ore per day were processed on the reusable heap leach pad, compared to 18,953 tons per day in 1998. Production from the reusable pad was 140,988 in 1999 compared to 182,378 in 1998 due to decreased mine tonnage and slightly lower grades. Reusable pad production is variable and determined by the phases of the pit being mined. For a general description of Round Mountain's mining and heap-leach recovery process see page 43.

Lower grade oxidized ore (down to a cut-off grade of 0.006 ounce per ton) and ore removed from the reusable leach pad are hauled directly to a dedicated leach pad. Ore is placed in 50-foot thick layers for leaching. After completion of an initial leaching cycle of approximately 90 days, additional layers of ore are placed until the heap reaches an ultimate height of 400 feet. The dedicated leach pad is constructed in phases as capacity is needed. The existing dedicated pad covers approximately 30.1 million square feet and has a capacity of approximately 286 million tons. In 1999, 120,020 tons of ore per day were processed on the dedicated pad, compared to 101,892 tons per day in 1998. 1999 production from the dedicated pad was 215,825, compared to 221,396 in 1998, due to increased tons and higher grades.

The 8,000 ton per day mill, constructed in 1997, recovers gold from higher-grade non-oxidized ore by employing gravity concentration and cyanide leaching. In 1999, it was shown that good recoveries could be achieved in milling higher-grade oxidized ore as well. In 1999, the mill facility achieved a recovery rate of 87% from both higher-grade oxide and non-oxidized ores. The mill processed 8,083 tons per day in 1999, compared to 7,993 tons per day in 1998. Mill production was 157,901 ounces in 1999, compared to 97,686 ounces in 1998, due to improved grades and recoveries.

Gravity concentration is applied only to the highest-grade ores containing coarse gold. A 500-ton per day gravity recovery circuit processes ore from small, high-grade veins excavated within the main Round Mountain ore body. Production from the gravity plant was 27,094 ounces in 1999, compared to 9,044 ounces in 1998.

Mining at Round Mountain is expected to be complete in 2005 (assuming no new gold discoveries), with completion of stockpile processing in 2011.

The joint venture partners continue to support an aggressive exploration program in the vicinity of the mine in order to add reserves and extend the mine life. In 1999, a total of 96 exploration holes were completed to test six target areas. A similar program has been budgeted for 2000 to explore geologic environments similar to the Round Mountain deposit.

In 2000, Round Mountain is expected to produce about 5% to 10% more gold than 1999's production of 541,808 ounces (the Company's share, 270,904 ounces) reflecting anticipated less waste and higher dedicated pad grades, offset by lower grades and recoveries from the mill and the reusable pad. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

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

The McCoy/Cove property consists of approximately 1,663 unpatented claims covering approximately 33,000 acres of United States federal land administered by the Bureau of Land Management of the Department of the Interior. The Company has completed all steps currently required under U.S. law to convert certain unpatented claims to patented status and has filed the appropriate applications for patents. The patents have not been issued to date and are currently in the process of government review. See "Other-Government Regulation and Environmental Issues."

During 1996, the Company recorded a $30.0 million provision related to the estimated costs to remove waste rock from a portion of the Cove pit wall that had collapsed. The remediation was completed in the second quarter of 1999, at a total cost of $24.2 million. The unused portion of the remediation accrual of $5.8 million has been pooled with deferred mining costs.

In 1997, as a result of the lower gold prices, the Company recorded a $47.0 million provision for impaired assets related to McCoy/Cove. The need for and the amount of the provision were determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

The following table sets forth operating data for the McCoy/Cove operation from 1995 through 1999.

                                               1999         1998          1997         1996          1995
---------------------------------------------------------------------------------------------------------
Gold produced (ounces)                      124,536      167,494       187,034      271,731       310,016
Silver produced (ounces)                  8,430,072    9,412,823    11,021,708    7,102,348    11,905,806
Mining cost/ton of ore and waste         $     0.66   $     0.71   $      0.74   $     0.72   $      0.67
Heap leaching cost/ton of ore            $     1.82   $     1.74   $      1.70   $     1.68   $      2.32
Milling cost/ton of ore                  $     6.32   $     6.09   $      8.82   $     9.50   $     10.67
Production cost/ounce of gold produced:
  Direct mining expense                  $      252   $      200   $       276   $      286   $       206
  Deferred stripping cost                       (35)          (1)          (10)         (16)           15
  Inventory movements and other                   4            4             5            1            (4)
                                         ----------   ----------   -----------   ----------   -----------
    Cash operating cost                         221          203           271          271           217
  Royalties                                       2            3             3            5             5
  Production taxes                               --            2            (1)           4             7
                                         ----------   ----------   -----------   ----------   -----------
   Total cash cost                              223          208           273          280           229
  Depreciation                                   48           52            66           71            53
  Amortization                                   27           37            44           46            46
  Reclamation and mine closure                   11            9            10            8             5
                                         ----------   ----------   -----------   ----------   -----------
  Total production cost                  $      309   $      306   $       393   $      405   $       333
                                         ----------   ----------   -----------   ----------   -----------
Average gold-to-silver price ratio/(1)/        54:1         54:1          67:1         75:1          74:1
Capital expenditures (millions)          $      1.1   $      1.3   $       2.2   $      7.3   $       8.6
Deferred (applied) mining
  expenditures (millions)                $      9.5   $      0.5   $       3.7   $      6.0   $      (7.3)
Heap leached:
  Ore processed (tons/day)                   11,262       11,296        17,840       16,671        11,966
  Total ore processed (000 tons)              4,178        4,112         6,494        6,068         4,355
  Gold grade (ounce/ton)                      0.022        0.021         0.018        0.018         0.018
  Silver grade (ounce/ton)                     0.37         0.26          0.29         0.27          0.49
  Gold recovery rate                          /(2)/        /(2)/         /(2)/        /(2)/         /(2)/
  Silver recovery rate                        /(2)/        /(2)/         /(2)/        /(2)/         /(2)/
  Gold recovered (ounces)                    45,200       53,096        55,129       66,834        59,910
  Silver recovered (ounces)                 396,428      398,006       396,928      513,227       877,463


                                         1999         1998          1997         1996          1995
----------------------------------------------------------------------------------------------------
Milled:
     Ore processed (tons/day)           12,000       11,829         9,315        9,031         7,275
     Total ore processed (000 tons)      4,452        4,306         3,391        3,287         2,648
     Gold grade (ounce/ton)              0.038        0.046         0.061        0.086         0.113
     Silver grade (ounce/ton)             3.02         2.95          4.54         3.14          5.27
     Gold recovery rate (%)               45.8         57.8          64.3         79.5          82.4
     Silver recovery rate (%)             61.3         69.8          69.7         73.5          78.8
     Gold recovered (ounces)            79,336      114,398       131,905      204,897       250,106
     Silver recovered (ounces)       8,033,644    9,014,817    10,624,780    6,589,121    11,028,343
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

-----------------------------------------------------------------------------------------------------------------
                                                         McCoy/Cove Mine
                                                        Ore Reserves/(1)/
                                                        December 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                              Tonnage           Average grade                   Content/(2)/
                                   (000's short tons)          (ounces per ton)                (000's ounces)
                                 --------------------      -----------------------         ----------------------
                                                            Gold            Silver         Gold            Silver
                                                            ----            ------         ----            ------
Cove Pit                                 8,383             0.042            2.540           353           21,291
Cove Underground                           114             0.474            0.281            54               32
West Contact of McCoy Pit                  645             0.036               --            23               --
Stockpiles                               2,690             0.031            2.572            84            6,920
-----------------------------------------------------------------------------------------------------------------
Proven and Probable-1999                11,832             0.043            2.387           514           28,243
=================================================================================================================

Proven                                   5,700             0.038            2.556           218           14,569
Probable                                 6,132             0.048            2.230           296           13,674
-----------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1999          11,832             0.043            2.387           514           28,243
=================================================================================================================

Total Proven and Probable-1998          21,684             0.032            1.790           699           38,809
=================================================================================================================

/(1)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(2)/ Reserves include allowances for dilution in mining but do not reflect losses in the recovery process. Recovery rates for the life-of-mine are estimated to be 55% for gold and 68% for silver.

The gold-equivalent cut-off grades are 0.008 ounce per ton for oxides and 0.100 ounce per ton for high- grade sulfides and 0.038 ounce per ton for low-grade sulfides. The prospective waste-to-ore ratio is 1.1:1.

Mining and Processing
---------------------
Ore and waste rock was mined at a rate of 117,641 tons per day in 1999, compared to 120,677 tons per day in 1998. In 1999, 14.2 million tons were mined as part of the Cove pit wall remediation. All material requires drilling and blasting prior to excavation. The open pit mining operation employs one 35-cubic yard hydraulic mining shovel, two 23-cubic yard hydraulic mining shovels, one 23-cubic yard wheel loader, eight 150-ton and ten 190-ton mechanical haul trucks.

The Company mines at a high rate to minimize the time and expense required to keep the Cove pit dewatered. Water pumped out of the Cove pit averaged 15,000 gallons per minute at the end of 1999. The Company uses infiltration ponds for water pumped from the mine.

The ore mined from the Cove pit was all oxide in the early years of production. Oxide ore is replaced by sulfide ore at depth. Almost all of the remaining ore at Cove is sulfide. In the second half of 1997, McCoy/Cove began processing carbonaceous ore that had in past years been mined from the Cove pit and stockpiled.

Stockpiled ore decreased from 5.5 million tons in 1998 to 2.7 million tons in 1999. Stockpiled ore fluctuates as a function of the mine plan.

Gold recovery from ore occurs from a 10,000 ton per day mill and from crushing and run-of-mine heap leaching operations.

The mill utilizes flotation and agitation leach circuits to recover gold and silver from high-grade oxide ore and sulfide ores not amenable to heap leaching. The majority of the ore processed through the mill in 1999 was from low-grade sulfide and carbonaceous stockpiles. Mill throughput averaged 12,000 tons per day in 1999 compared to 11,829 in 1998. Gold and silver mill production decreased in 1999 compared to 1998 due to lower grades and recoveries from processing stockpiled material. For a general description of McCoy/Cove's mining and mill recovery process, see page 42.

The Cove East underground contributed 133,400 tons to the mill and produced approximately 13,500 ounces of gold and 1.5 million ounces of silver. Development of the Cove East deposit has been utilized to provide access for exploration drifting and drilling on Cove South Deep.

Heap leach gold production was lower compared to 1998 due to slower recovery. Heap leach processing averaged 11,262 tons per day in 1999, down from 11,296 tons per day in 1998.

Heap leach crushing will be completed in the first half of 2000 as the remainder of the oxide ores will be mined from the McCoy and Cove pits. Rinsing and restoration on the first of three heap leach pads commenced in 1999 and the second heap leach pad is planned for 2000.

Mining operations are expected to run through 2000, with the processing of stockpiled ore continuing into 2002.

In 2000, McCoy/Cove will be mining the higher-grade ore made accessible from the completion of the pit wall remediation. As a result, McCoy/Cove is expected to produce about 60% to 70% more gold in 2000 compared to the 124,536 ounces produced in 1999. Silver production is expected to increase about 15% to 20% from the 8.4 million ounces produced in 1999. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

KETTLE RIVER
The Kettle River properties are located in Ferry County in the State of Washington and cover approximately 7,775 acres through patented and unpatented mining claims and fee lands.

Development of the Lamefoot project began during 1992 when the portal was collared. By December 1994, 17,500 feet of drifting was complete. Lamefoot commenced production in December 1994, and achieved full production in June 1995. In December 1994, surface excavation for building construction and portal clearing commenced at K-2. The portal was collared in March 1995 and a total of 10,629 feet of development was completed by the end of 1996. K-2 stope development began in the fourth quarter of 1996 and production commenced in January 1997.

In 1997, as a result of the lower gold prices, the Company recorded a $15.0 million provision for impaired assets related to Kettle River. The need for and the amount of the provision were determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

The following table sets forth operating data for the Kettle River operation from 1995 through 1999.

                                                      1999              1998             1997              1996             1995
--------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                             104,396           113,692          129,866           124,910          100,419
Mining cost/ton of ore                            $  23.57          $  21.65         $  21.53          $  21.12         $  22.60
Milling cost/ton of ore                           $  11.22          $  10.71         $  10.58          $  11.96         $  12.76
Production cost/ounce of gold produced:
   Direct mining expense                          $    239          $    238         $    231          $    190         $    237
   Deferred mine development                            --                --               --                --               --
   Inventory movements and other                        (1)                6               (4)               11               (7)
                                                  --------          --------         --------          --------         --------
       Cash operating cost                             238               244              227               201              230
   Royalties                                            15                12               14                10                8
   Production taxes                                      2                 1                2                 2                2
                                                  --------          --------         --------          --------         --------
       Total cash cost                                 255               257              243               213              240
   Depreciation                                         55                77               54                59               74
   Amortization                                          8                 5               36                45               45
   Reclamation and mine closure                         15                12               12                 8                7
                                                  --------          --------         --------          --------         --------
       Total production cost                      $    333          $    351         $    345          $    325         $    366
                                                  --------          --------         --------          --------         --------
Capital expenditures (millions)                   $    0.4          $    1.5         $    3.8          $    8.8         $    9.5
Deferred (applied) mining
 expenditures (millions)                          $     --          $     --         $     --          $     --         $     --
Milled:
   Ore processed (tons/day)                          1,698             2,017            2,118             1,652            1,504
   Total ore processed (000 tons)                      630               734              771               601              548
   Grade (ounce/ton)                                 0.198             0.187            0.197             0.240            0.212
   Recovery rate (%)                                  83.7              82.8             85.4              86.5             86.6
--------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------
                                                      Kettle River
                                                    Ore Reserves/(1)/
                                                    December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                    Average grade
                                                                     Tonnage              of gold    Gold content/(2)/
                                                          (000's short tons)     (ounces per ton)       (000's ounces)
------------------------------------------------------------------------------------------------------------------------
Lamefoot                                                                 456                 0.207                   94
K-2                                                                      323                 0.209                   68
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1999                                           779                 0.208                  162
========================================================================================================================

Proven                                                                   647                 0.209                  135
Probable                                                                 132                 0.205                   27
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1999                                           779                 0.208                  162
========================================================================================================================

Total Proven and Probable-1998                                         1,171                 0.202                  237
========================================================================================================================

/(1)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(2)/ Reserves do not reflect losses in the milling process but do include allowance for dilution in the mining process. The average mill recovery rate of gold in 1999 was 83.7%.

Cut-off grades are 0.120 ounce of gold per ton at Lamefoot and 0.125 ounce of gold per ton at K-2.

Mining and Processing
---------------------
At Kettle River, a series of deposits are mined and trucked to feed a central mill. In 1999, approximately 60% of ore milled came from Lamefoot and approximately 40% of ore milled came from K-2.

At the Lamefoot property, the mining method is longhole open stoping, with delayed backfill. Zones with ore widths of 50 feet utilize cemented backfill in primary stopes and unconsolidated fill in secondary stopes. Zones under 50 feet in width are filled with unconsolidated fill. Ore is removed from the stopes using remote control muckers and hauled to the surface using 26-ton haul trucks. Total Lamefoot ore production in 1999 was 381,603 tons compared to 435,163 in 1998 due to longer underground ore hauls related to deeper mining activity at Lamefoot.

The mining method utilized at K-2 is longhole open stoping, similar to Lamefoot, but due to the narrow widths, cemented fill is required in the South zone. Total K-2 ore production in 1999 was 257,258 tons compared to 243,867 in 1998, reflecting more material mined and hauled to the surface.

The mill processed approximately 1,698 tons of ore per day in 1999, compared to 2,017 tons per day in 1998. Total Kettle River production decreased in 1999 compared to 1998 due to fewer Lamefoot tons.

Mining operations are expected to continue through at least 2001 at Kettle River, depending upon the success of the Company's exploration activities.

In 2000, Kettle River is expected to produce about 10% to 15% less than the 104,396 ounces of gold produced in 1999, reflecting anticipated lower tonnages offset by higher grade and recovery. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

LUPIN
The Lupin mine is an underground operation located 250 miles northeast of Yellowknife in the Nunavut Territory of Canada, 56 miles south of the Arctic Circle. Production began in October 1982.

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

The Company purchased the Ulu property in 1995, located approximately 100 miles north of Lupin. The property is subject to a 5% net smelter royalty after the recovery of 675,000 ounces of gold. Ulu has approximately 1.5 million minable tons of other mineralization at an average grade of 0.374 ounce of gold per ton. The deposit is open on strike and down dip. In the third quarter of 1997, the Company deferred further development of Ulu in light of the downturn in gold prices.

The Lupin mine was placed on care and maintenance in early 1998 due to falling gold prices and a high cost structure. Annual care and maintenance costs were $3.4 million in 1999 and $4.6 million in 1998.

In the fourth quarter of 1999, the Company announced plans to reopen the Lupin mine. A reengineering study, completed late in 1998, identified savings that helped lower costs. The new life of mine average cash operating costs are now anticipated to be at or lower than $245 per ounce. Based on current reserves of 518,280 ounces and other mineralization of 0.8 million tons at an average grade of 0.332 ounces of gold per ton, the mine plan projects production through 2004. Drilling indicates additional mineralization at depth and confirmation drilling will be done once the site is back in operation. The Ulu satellite deposit represents the potential for additional mill feed for the site. The Company expects that the first gold production from Lupin will occur in April 2000, assuming a five-month start-up and restaffing period.

In 1997, as a result of the lower gold prices, the Company recorded a $65.0 million provision for impaired assets related to the Lupin and Ulu properties. The need for and the amount of the provision were determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

The table below sets forth operating data for the Lupin mine from 1995 through 1999.

                                                1999            1998            1997             1996             1995
---------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                             --             --         165,335          166,791          172,110
Mining cost/ton of ore                             --             --       C$  46.09        C$  44.08        C$  44.23
Milling cost/ton of ore                            --             --       C$  11.77        C$  12.39        C$  12.26
Production cost/ounce of gold  produced:
  Canadian dollars:
       Direct mining expense                       --             --       C$    381        C$    411        C$    423
       Deferred mine development                   --             --              13               (4)             (22)
       Inventory movements and other               --             --              (1)               1                4
                                                                            --------         --------         --------
         Cash operating cost                       --             --       C$    393        C$    408        C$    405
                                                                            --------         --------         --------
  U.S. dollars:
       Cash operating cost                         --             --      US$    284       US$    299       US$    296
       Royalties                                   --             --              --               --               --
       Production taxes                            --             --              --               --               --
                                                                            --------         --------         --------
         Total cash cost                           --             --             284              299              296
       Depreciation                                --             --              71               71               68
       Amortization                                --             --              24               21               19
       Reclamation and mine closure                --             --              14                8                7
                                                                            --------         --------         --------
       Total production cost                       --             --      US$    393       US$    399       US$    390
                                                                            --------         --------         --------
Capital expenditures (millions US$)                --             --        $   12.3         $   15.7         $   14.5
Deferred (applied) mining
  expenditures (millions US$)                      --             --        $   (1.8)        $    0.2         $    2.8
Milled:
  Ore processed (tons/day)                         --             --           2,167            2,111            1,986
  Total ore processed (000 tons)                   --             --             789              768              723
  Grade (ounce/ton)                                --             --           0.226            0.235            0.258
  Recovery rate (%)                                --             --            92.6             92.5             92.5
---------------------------------------------------------------------------------------------------------------------------

Geology and Ore Reserves
------------------------
Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age. Gold is associated with pyrrhotite, arsenopyrite and quartz.

------------------------------------------------------------------------------------------------------------------------
                                                            Lupin Mine
                                                         Ore Reserves/(1)/
                                                         December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                     Average grade
                                                                     Tonnage               of gold     Gold content/(2)/
                                                          (000's short tons)      (ounces per ton)        (000's ounces)
------------------------------------------------------------------------------------------------------------------------
Center Zone                                                              743                 0.282                   210
East Zone                                                                202                 0.221                    44
West Zone                                                                825                 0.264                   218
McPherson Zone                                                           161                 0.285                    46
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1999                                         1,931                 0.268                   518
========================================================================================================================

Proven                                                                 1,455                 0.275                   399
Probable                                                                 476                 0.249                   119
------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-1999                                         1,931                 0.268                   518
========================================================================================================================

Total Proven and Probable-1998                                         2,018                 0.269                   543
========================================================================================================================

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

During 1997, a study was completed which determined that an internal winze was feasible to access ore below the current depth of the ramp. The winze will allow the hoisting of ore from the deeper areas of the mine, reducing haulage costs.

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

All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife. Personnel are transported from these locations and from Kugluktuk (formerly Coppermine) and Cambridge Bay in the Nunavut Territory. Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine as the most economical way of transporting bulk items, including fuel, to the mine. Costs of operating the winter road during the suspension of operations has had minimal financial impact on the Company due to cost recoveries through third party user fees.

In order to operate the winter road, the Company is required to obtain certain permits from the governments of the Nunavut and Northwest Territories. To date, the Company has experienced no significant difficulties in obtaining these permits. The winter road is usable for approximately 12 weeks each year beginning in mid-January during which time tractor-trailers can transport all of the Company's annual requirements for diesel fuel, chemical reagents and certain other supplies. There are on-site facilities for the storage of approximately 5.4 million U.S. gallons of diesel fuel, which is in excess of the mine's annual requirements.

Surface facilities at the Lupin mine include a 6,300-foot compacted gravel airstrip with an instrument landing and navigation system and runway lighting. Supplies and personnel that must be brought in by air are transported principally on a Boeing 727, which carries up to 114 passengers, or up to 35,000 pounds of freight, or a combination of both passengers and freight.

Voice and data communications with the Lupin mine are maintained via satellite, which provides for uninterrupted communications regardless of weather conditions.

Water Supply and Waste Disposal
-------------------------------
Water for mining, milling and domestic use is obtained on site by pumping from Contwoyto Lake. Tailings from the mill are pumped into a tailings pond or pumped underground as part of the paste-backfill. In 1997, approximately 32% of tailings were placed underground as paste-backfill. Water from the tailings pond is processed through a water treatment plant and monitored for compliance with the Nunavut Territory's standards prior to discharge. The Company is in the process of renewing its water license, which expires May 31, 2000.

DEVELOPMENT PROGRAM
Aquarius
--------
In 1997, the Company deferred a final construction decision on its 100%-owned Aquarius project, located in Macklem Township, 40 kilometers east of Timmins, Ontario, Canada. The City of Timmins is centrally located in northeastern Ontario on Highway 101 approximately 700 kilometers, by road, northwest of Toronto. All-weather primary highways connect with Thunder Bay to the west and North Bay, Sudbury and Toronto to the south. The project site is located two kilometers south of Highway 101.

The project site is on a group of 12 patented claims that grant the Company fee simple title. The patents are part of a larger land package of leased and staked claims that cover most of the northern portion of Macklem Township. Environmental work on the project commenced in May 1995 and the Company expects completion and approval of the Comprehensive Study Review (CSR) by the Department of Fisheries & Oceans by the end of the second quarter of 2000. The Company will then send the CSR document to the Canadian Environmental Assessment Agency and to the responsible Minister. The Company anticipates full federal approval during the second quarter of 2000. This will allow the Company to proceed with obtaining all of the necessary federal and provincial permits to operate the project.

Aquarius has 1,164,000 ounces of proven and probable gold reserves at December 31, 1999 (15.8 million tons of ore at an average grade of 0.074 ounces per ton). The reserves were based on a cutoff grade of 0.017 ounce per ton. The cutoff grade was based on a price of $325 per ounce of gold. The gold recovery is expected to be 95%.

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

In 1998, the Company completed the frozen earth system around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. Similar systems have been used successfully in construction and underground mining for over 100 years. The circumference of the freeze system is 12,000 ft (2.25 miles, equivalent to 3.66 km), and includes over 600,000 linear feet of drilling in more than 2,200 holes spaced 6.3 feet apart. This will allow an adequate distance between the holes to provide a solid barrier, and it will allow the holes to penetrate the bedrock, which has little water flow. A brine solution cooled with refrigeration units is circulated through the holes, removing the heat from surrounding material and allow it to freeze. The Company expects that it will take approximately four months for this process to entirely freeze the wall to prevent water from leaking through the glacial overburden. The Company does not plan to operate the frozen earth system during the period of project deferral. All facilities and equipment are on a scheduled care and maintenance program designed to fully preserve all assets.

The Company completed a supplementary engineering review of the Aquarius project in the third quarter of 1999. This review considered an alternative processsing methodology based on semi-autogenous grinding (SAG) and ball milling and the utilization of certain mining equipment previously belonging to the Paredones Amarillos project. See "Other Projects-Paredones Amarillos". The results of the review were sufficiently encouraging for the Company to pursue a third party engineering review process in order to produce an engineering document suitable for financing purposes. The Company expects this study will be completed in the second quarter of 2000.

The first planned stage of mining will be removal of the clay and sand overburden. The rock mining stage will produce all of the ore to be milled. Due to the shape of the deposit, the pit will have two separate bottoms with a ridge of waste rock separating them. Mining will be phased to exploit the more northerly of the two segments first.

The revised processing of ore based on the supplementary engineering study utilizes a primary crushing circuit followed by SAG and ball milling. The mill would contain both gravity and leach circuits. A flotation recovery circuit is also being considered. Centrifugal separators will process the ore that is amenable to recovery by gravity separation techniques. A SAG/ball mill and a series of agitated cyanide leach tanks will process the ore not amenable to recovery by gravity separation techniques. The mill has been designed to process 7,500 tonnes per day under the revised plan.

Electrical power will be supplied to the project from Ontario Hydro, the main utility provider in the province of Ontario. The primary sub-station was installed in 1997.

There will be two sources for water supply. Fresh water will come from one or more wells located near the minesite development. Water will also be reclaimed from the tailings area.

Based on the proposed mine plan and revised processing concept, the average annual production rate is expected to be approximately 190,000 ounces. Average cash operating costs are expected to be less than $200 per ounce. Total production costs are anticipated to be approximately $300 per ounce. See "Cautionary 'Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

During the operating phase of the mine, the total site workforce is expected to consist of approximately 215 people.

Site clearing and road construction began in 1997, but completion was deferred. The remainder of the engineering, procurement, and construction activities are currently deferred.

Development holding costs are expensed as incurred. The Company expensed Aquarius holding costs of $0.5 million in 1999 and $0.5 million in 1998. At December 31, 1999, the Company has capitalized a total of $51.6 million in acquisition and construction costs related to Aquarius. The Company expects to expense approximately $1.0 million in development holding costs and $1.6 million in depreciation for Aquarius in 2000. The additional investment required to start-up the Aquarius project will be determined by the revised engineering study.

OTHER PROJECTS
Paredones Amarillos
-------------------
The Company agreed in the third quarter of 1999 to sell, and has since sold, its 60% interest in the Paredones Amarillos project to its joint venture partners, subsidiaries Viceroy Resource Corporation ("Viceroy"). In return, the Company received full ownership of a mill owned by the joint venture, valued at $2.5 million, and a 2% net profits royalty related to Paredones Amarillos production, capped at $2.0 million. The joint venture partners have assumed all project liabilities. In the third quarter of 1999, the Company recognized a loss on the sale of Paredones Amarillos of $13.8 million.

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

In 1999, efforts at Round Mountain focused on identification and exploration in the areas surrounding the minesite. Six targets were drill tested with further drilling warranted at four of those targets. At McCoy/Cove, the Cove East mineralized zone was successfully defined by drilling and mined out during the year. At Cove South Deep, the limits of a high grade underground zone of mineralization were defined with definition drilling followed by mining planned for 2000. Two other targets on the mine claims were drill tested from surface during 1999 at McCoy/Cove. During the year, exploration at Kettle River was directed at testing an area to the northeast of the K-2 deposit. Results in that area were sufficiently encouraging to warrant further definition drilling from new underground development drifts to be completed in 2000. The Company continues to evaluate opportunities within the region for extending the life of the project.

In 1999, the Company carried out extensive reviews of projects in Nevada and the western U.S. as well as in the Timmins area in Ontario, Canada. As a result of these efforts, three new properties in the U.S. and one new property in Ontario are now held under agreement with exploration activity planned on each in 2000. In addition, two new properties were acquired as a result of company regional exploration programs and work on these is also planned in 2000. Work was also carried out under terms of joint ventures to advance a number of exploration projects, such as the Ogden property located near the Aquarius project, the Kilgore property in Idaho and the Youga/Bitou property in Burkina Faso, West Africa. In 2000, other than West Africa, no exploration activity is planned outside of North America.

ALASKA-JUNEAU
In 1996, the Company wrote off its entire remaining investment in the Alaska-Juneau project of $57.1 million, and established a reserve of $20.0 million to cover estimated reclamation and closure responsibilities. In July 1997, the Company entered into an agreement which transferred certain responsibilities for the Alaska-Juneau project closure to a third party environmental firm. The third party's performance under the contract is supported by corporate guarantees and surety bonds. Total actual spending related to reclamation and closure costs as of December 31, 1999 is $18.0 million. The provision for future reclamation and closure costs is reviewed periodically and adjusted as additional information becomes available.

SUNNYSIDE
In 1996, Sunnyside Gold Corporation ("SGC"), an indirect wholly owned subsidiary of the Company, finalized a consent decree with the state of Colorado that set standards for the release of all reclamation and water treatment permits and resolved future enforcement issues regarding groundwater seeps and springs. SGC estimates that it will take a minimum of an additional four years for all of the conditions of the consent decree agreement to be fulfilled by both parties. SGC has $5.8 million accrued at December 31, 1999 for future reclamation costs at the Sunnyside mine. SGC's provision for future reclamation costs is reviewed periodically and adjusted as additional information becomes available.

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

The gold- and silver-related instruments used in these transactions include commodity loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. Forward currency transactions more closely link profitability of Canadian operations to the price of gold in U.S. dollars. The Company has also engaged in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs.

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

In 1999, the Company delivered approximately 77% of gold production against forward sales, put options and gold loans at an average commitment price of $346 per ounce. This compares with 96% of gold production at $341 per ounce in 1998 and 33% of gold production at $397 per ounce in 1997. Approximately 43% of silver production was delivered against forward sales and put options at an average cash price of $5.66 per ounce in 1999. This compares to 50% at $5.44 per ounce in 1998 and 7% at $5.32 per ounce in 1997. 1997 deliveries reflect the impact of an early 1997 repurchase of outstanding gold and silver forward sales.

The Company's hedge position as of December 31, 1999 partially protects the Company against gold price declines in the years 2000 through 2005. For 2000, this position includes forward sales of approximately 168,000 ounces at a forward price of $310 per ounce. Additionally, the Company has purchased put options on approximately 269,000 ounces of gold at an average strike price of $273 per ounce to provide downside protection in 2000. For 2001 through 2005, the Company has forward sales totaling 300,000 ounces of gold at a forward price of $315 per ounce. In addition, the Company has hedged 2.5 million silver ounces at a minimum average cash price of $5.91 per ounce in each of the years 2000 and 2001.

The Company's hedge commitments at December 31, 1999 are set out in note 18 to the Company's consolidated financial statements.

Governmental and Environmental Regulation
-----------------------------------------
Canada
The mining industry in the Nunavut Territory, where the Company's Lupin mine is situated, operates under Canadian federal and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labor standards, mine safety and other matters. The Company believes its Canadian operations are operating in substantial compliance with applicable law. The operation of the Lupin mine is subject to substantial regulation by government authorities, which is in many instances discretionary.

The Company's Lupin operation is subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development and the Nunavut Water Board. The Company is subject to the jurisdiction of the Nunavut Water Board and any further approvals or licenses will have to be obtained from that Board. In addition, any changes or additions to existing operations at Lupin may be subject to environmental assessment by the federal government under the Canadian Environmental Assessment Act (Canada). The federal Departments of Fisheries & Oceans and Environment have an enforcement role in the event of environmental incidents, but presently have no direct regulatory role in relation to the Lupin operation. Lupin is also subject to enforcement by the Nunavut Department of Sustainable Development pursuant to the Nunavut Environmental Protection Act. This Act contains requirements to obtain licenses and permits which may, in the future, affect the Lupin operation. The Company believes it is in substantial compliance with all relevant territorial environmental law.

On April 1, 1999, the Nunavut Agreement, dated May 25, 1993, between the Inuit of Canada's eastern arctic region and Her Majesty the Queen in right of Canada, came into force. Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometers of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometers of those lands. Existing third party interests in lands in the Nunavut Settlement Area are protected under the Nunavut Agreement. Where a third party was granted a mining lease under the Canada Mining Regulations in lands comprising the Nunavut Settlement Area, that interest continues in accordance with the terms and conditions on which it was granted, including any rights granted under the legislation which gave rise to the interest. However, where any successor legislation has the effect of diminishing the rights afforded to the federal government, it will not bind the Inuit without its consent. The Inuit are entitled to receive whatever compensation is payable by the interest holder for the use or exploitation of mineral rights. The federal government continues to administer the third party interest on behalf of the Inuit, unless the third party and the Inuit enter into an agreement under which the third party agrees to the administration of their interest by the Inuit. In the event such an agreement is reached, the applicable legislation will cease to apply to the third party interest. Existing subsurface interests in such lands continue to be administered in accordance with applicable legislation relating to those interests and are not affected by the Nunavut Agreement.

New third party interests in lands in the Nunavut Settlement Area are granted, in the case of surface rights, by the appropriate regional Inuit association and, in the case of subsurface rights, by Nunavut Tungavik Incorporated which will hold subsurface title to Inuit owned lands and who will be additionally responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights.

On January 1, 1994, the North American Free Trade Agreement ("NAFTA") between Canada, the United States and Mexico came into force. NAFTA amends the Investment Canada Act and its regulations and guidelines in that the investors of the United States and Mexico are treated more favorably than all other "non-Canadian" investors with respect to reviews by Investment Canada. Direct acquisitions of Canadian businesses by investors from the United States or Mexico are only subject to review if the acquisitions exceed a certain threshold which is adjusted annually in accordance with a formula set out in Annex I to NAFTA. However, indirect acquisitions of Canadian businesses by investors from the United States or Mexico are not subject to review.

The Competition Act (Canada) ("the Act") obliges parties to proposed transactions in the nature of mergers and acquisitions which exceed prescribed party size and transaction size thresholds to notify the Commissioner of Competition (the "Commissioner"), provide prescribed information about the parties and the transaction, and prohibits the parties from completing the transaction until the prescribed waiting period (either 14 or 42 days, depending on the form of the notification used) has expired. The party size threshold is exceeded when the transacting parties, together with their affiliates, have assets in Canada or have gross annual revenues from sales in, from or into Canada that exceed Cdn.$400 million. The transaction size threshold depends on the type of transaction. For asset acquisitions, pre-notification is required where the assets in Canada or gross annual revenues from sales in or from Canada generated by those assets exceeds Cdn.$35 million. For share acquisitions, pre-notification is required if the corporation, the shares of which are being acquired, has assets in Canada or gross revenues from sales in or from Canada generated from those assets that exceed Cdn.$35 million, and where the person or persons acquiring the shares acquire voting rights that exceed 20% for public companies and 35% for private companies. The purpose of the pre-notification provisions is to provide the Commissioner with information to assess whether he should challenge the transaction under the merger provisions of the Act on the grounds that they are likely to prevent or lessen competition substantially.

United States
The Company's U.S. operations are subject to comprehensive regulation with respect to operational, environmental, safety and similar matters by federal agencies including the U.S. Department of the Interior (Bureau of Land Management), the U.S. Department of Agriculture (U.S. Forest Service), the U.S. Environmental Protection Agency ("EPA"), the U.S. Mine Safety and Health Administration ("MSHA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations in accordance with the National Environmental Policy Act (NEPA) or state law counterparts. The Company spends substantial time, effort and funds in planning, constructing and operating its facilities to ensure compliance with U.S. environmental and other regulatory requirements. Such efforts and expenditures are common throughout the U.S. mining industry and generally should not have a material adverse effect on the Company's competitive position.

The Company believes its U.S. operations are in substantial compliance with applicable air and water quality laws and regulations, including reporting requirements under the Emergency Planning Community Right to Know Act, and that it has acquired or applied for all permits required under such laws or requested by the states in which it is operating.

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

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on the Company's results of operations and financial condition, although the results of such actions are speculative. For example, during the 1999 legislative session, legislation was considered in the United States Congress which proposed a number of modifications to the General Mining Law of 1872, which has traditionally governed the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals which would have (i) imposed a royalty on production from unpatented mining claims, (ii) increased the cost of holding and maintaining such claims, and (iii) imposed more specific reclamation requirements and standards for operations on such claims. None of these proposed modifications was enacted into law. The same or similar proposals may be considered by Congress in 2000 as well. In addition, the Bureau of Land Management is currently working on proposed administrative revisions to federal regulations which govern surface activities (including reclamation and financial assurance requirements) on unpatented mining claims. Those regulations are likely to be finalized during 2000. The potential impact on the

Company as a result of such congressional or administrative action is difficult to predict. See "Risk Factors-Governmental Regulation."

A material direct economic impact of potential mining law revision could be from the imposition of royalties on production from the McCoy/Cove mine and the 50%-owned Round Mountain mine in Nevada, as a material portion of the reserves from these mines are from unpatented lode mining claims on federal land. However, the Company has completed all of the steps currently required under U.S. law to convert critical McCoy/Cove and Round Mountain claims to patented status. The Company's applications for patents are being processed, and the Company expects the government to complete its administrative review in accordance with applicable law and regulations, although the Company can not predict with certainty whether those patents will be issued or the time frame for such issuance. See "Risk Factors -Government Regulations."

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

The Stibnite property near Yellow Pine, Idaho was the subject of a preliminary investigation/site assessment ("PI/SA") by the Environmental Protection Agency indicating that the site may be eligible for inclusion on the National Priorities List ("NPL") under CERCLA. During 1985, Copper Range Company, then an acquired subsidiary of the Company, and from November 1985 to December 1989, Round Mountain Gold Corporation, a subsidiary of the Company, owned a 20% interest in a joint venture that controlled several claims in the Stibnite area. Copper Range Company, a subsidiary of the Company from January 1985 until November 1985, is on the list of present and former owners or operators of properties at the Stibnite site. Round Mountain Gold Corporation, because it owned 20% of the joint venture between November 1985 and December 1989, also may be alleged to have liability for a share of the cleanup costs at the site. At this time, it is not possible to estimate the size of the potential cost of cleanup, or to state how much of that liability, if any, might be the responsibility of Round Mountain Gold Corporation. However, in 1997 a voluntary Administrative Order on Consent was entered into between the State of Idaho Division of Environmental Quality and the three principal companies involved in the site pursuant to which remediation studies have been conducted, and some remediation of the site has subsequently been performed. No CERCLA cost recovery action against Round Mountain Gold Corporation or the Company is presently anticipated.

Various types of dust control, revegetation and similar reclamation-related measures are generally required for the Company's U.S. operations under specific state or federal air, water quality and mine reclamation rules and permits. The Bureau of Land Management ("BLM") and Forest Service permits and Plans of Operations for the Company's operations also contain reclamation-related requirements. The Company believes its operations are in substantial compliance with these reclamation requirements.

The Company believes that all of its U.S. operations are currently being conducted in substantial compliance with applicable MSHA and similar state labor, health and safety rules.

Employees
---------
At December 31, 1999, the Company employed 1,212 persons excluding temporary employees directly involved in short-term programs, broken down as follows.


Round Mountain, including ancillary services                         670
McCoy/Cove                                                           275
Kettle River                                                         149
Lupin                                                                 74
Technical and corporate staff and other                               44
                                                                   -----
                                                                   1,212
                                                                   =====

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

                                                   Position with the Company and business experience within the
Name                                      Age      last five years
---------------------------------------------------------------------------------------------------------------
LOIS-ANN L. BRODRICK                      56       Vice President and Corporate Secretary of the Company since
                                                   March 1998; Corporate Secretary of the Company from May 1996 to
                                                   March 1998; prior thereto Assistant Corporate Secretary of the
                                                   Company

DONALD C. EWIGLEBEN                       46       Vice President, Environmental and Public Affairs of the Company
                                                   since August 1994

ROBERT L. LECLERC                         55       Chairman and Chief Executive Officer of the Company since April
                                                   1997; Chairman of the Company from May 1996 to April 1997; prior thereto Chairman and Chief Executive Officer and partner, Milner
                                                   Fenerty (barristers and solicitors)

JERRY L.J. MCCRANK                        49       Vice President, Operations of the Company since March 1998;
                                                   prior thereto various senior operations positions with the
                                                   Company

TOM S.Q. YIP                              42       Vice President, Finance and Chief Financial Officer of the
                                                   Company since August 1999; Vice President, Controller and
                                                   Principal Accounting Officer of the Company from March 1998 to
                                                   August 1999; Controller and Principal Accounting Officer of the
                                                   Company from September 1997 to March 1998; prior thereto various corporate financial positions with the Company
------------------------------------------------------------------------------------------------------------------

Mining Risks and Insurance
--------------------------
The Company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability insurance of a total of $50 million per occurrence, which is available to all operations. The Company carries special liability policies applicable to aircraft and motor vehicles. It is also insured against dishonesty and gold and silver bullion thefts, as well as losses of goods in transit. The property damage and boiler and machinery insurance policies include coverage for business interruption, resulting from an insured physical loss, subject to a five day waiting period and a maximum indemnification period of one year.

Risks not insured against include mine cave-ins, mine flooding and other uninsurable underground hazards, ground failure in open-pit mines and most types of environmental pollution against which the Company cannot insure or against which it has elected not to insure.

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

During 1997, the Company recorded $346.0 million in provisions for impaired assets and recorded $16.7 million for related severance costs as described in note 11 to the Company's consolidated financial statements.

In January 1998, the Company temporarily suspended operations at the Lupin mine. In the fourth quarter of 1999, the Company announced its decision to reopen the Lupin mine, with production expected to recommence in April 2000.

The Company agreed in the third quarter of 1999 to sell its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner, and recognized a loss of $13.8 million.

RISK FACTORS
Recent Losses
-------------
The Company incurred net losses of $37.3 million in 1999, $20.1 million in 1998, and $420.5 million in 1997. The loss in 1999 compared to 1998 reflects lower gold sales volumes, the 1999 loss on the sale of the Company's interest in Paredones Amarillos of $13.8 million versus the 1998 gain on the sale of Santa Elina and other mining properties of $7.4 million, and decreased average gold and silver prices realized. These factors were partially offset by decreased operating costs, lower depreciation and amortization, increased silver sales volumes and decreased exploration and development spending. The loss in 1998 reflects reduced operating costs and decreased exploration and development expense compared to 1997, partially offset by lower revenues resulting from lower gold and silver volumes and decreased average gold price realized. The loss in 1997 reflects a $362.7 million provision for impaired assets and other charges, primarily comprised of write-offs related to the Kingking project ($50.0 million) and the investment in Santa Elina ($143.6 million); and the reduction of carrying values at certain operating properties ($127.0 million). The Company incurred exploration and development expenses of $8.8 million in 1999, $12.0 million in 1998, and $34.9 million in 1997. The Company's profitability depends on, among other things, the price of gold and silver, the profitability of production at existing and new mines, a successful restart of the Lupin mine, and the ability to bring into commercial production the projects that have been the subject of the Company's exploration and development programs. See "Liquidity," "Gold and Silver Prices," "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Values" for additional disclosure with respect to factors which may affect the carrying values of the Company's assets, and the Company's results of operations and financial condition generally.

Mine Development Risks
----------------------
The Company's ability to maintain, or increase, its annual production of gold and silver will be dependent in significant part on its ability to bring new mines into production, such as the Aquarius project in Canada, and to expand existing mines. In 1997, the Company deferred a final construction decision on Aquarius and deferred further development of the Ulu satellite deposit in Canada. Although the Company utilizes the operating history of its existing mines to derive estimates of future operating costs and capital requirements, such estimates may differ materially from actual operating results at new mines or at expansions of existing mines. The economic feasibility analysis with respect to any individual project is based upon, among other things, the interpretation of geological data obtained from drill holes and other sampling techniques, feasibility studies (which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed), precious metals price assumptions, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climatic conditions, estimates of labor productivity, royalty or other ownership burdens and other factors. In addition, many of the risks identified below under "Exploration Risks" are also applicable to the Company's development projects. Such development projects are also subject to the successful completion of final feasibility studies, issuance of necessary permits and receipt of adequate financing. Although the Company's feasibility studies are completed with the Company's knowledge of the operating history of similar ore bodies in the region, the actual operating results of its development projects may differ materially from those anticipated, and uncertainties related to operations are even greater in the case of development projects.

Exploration Risks
-----------------
Since mines have limited lives based on proven and probable reserves, the Company continually seeks to replace and expand its reserves. Moreover, two of the Company's mines, McCoy/Cove and Kettle River are nearing the end of their mine lives, which has led to significant emphasis on the Company's exploration program. Mineral exploration, at both newly acquired properties and existing mining operations, is highly speculative in nature, involves many risks and frequently does not result in the discovery of minable reserves. There can be no assurance that the Company's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the Company's proven or probable reserves. If proven or probable reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. For example, the feasibility study on the Kingking project completed in 1997 indicated that the project was uneconomic with the option agreement in place and the Company recorded a $50.0 million provision to write off its entire investment in the project. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines. In the event that new reserves are not developed, the Company will not be able to sustain any mine's current level of gold or silver production beyond the life of its existing reserve estimates.

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

Liquidity and Capital Resources
-------------------------------
The cash operating costs at the Company's three operating mines averaged $215 per ounce in 1999, and are expected to decrease to between $200 and $210 per ounce in 2000. Total production costs were $315 per ounce in 1999. In the current low gold price environment, the Company's cost structure has significant implications for the Company's liquidity and flexibility to invest funds in exploration and development. While the Company continues to generate cash flow from operations at current gold prices, the amount of cash flow available for acquisitions, investments, exploration and development is very limited. As a result, the Company is carefully monitoring its discretionary spending, though it intends to continue to conduct exploration and development activities consistent with a more focused program.

The Company's existing credit facilities provide some additional liquidity. The Company currently has $38 million outstanding, and up to $12 million or gold equivalent, subject to covenant limitations, available until August 2001, under its revolving credit facility. The Company has no restrictions on the borrowing capacity of this line, based on the current trailing 90-day average spot price of gold. A depressed gold price can limit the Company's ability to borrow under the revolving credit facility. While management believes existing loan facilities and other capital resources are adequate for 2000, the Company may be required to seek additional external financing and to further reduce discretionary spending. There can be no assurance that the Company would be successful in attracting external financing on terms and conditions favorable to it.

Certain regulatory agencies may require security to be provided for some or all of the cost to restore land disturbed during operations. The Company has provided letters of credit, surety bonds and corporate guarantees as security for these future reclamation costs. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and the related costs. See note 8 to the consolidated financial statements. These estimates may change based on future changes in operations, costs, reclamation activities and regulatory requirements. See "Governmental and Environmental Regulation." The Company is currently in compliance with all reclamation bonding requirements. In the event that the Company is unable to secure the necessary letters of credit or surety bonds or to provide the necessary corporate guarantees to secure reclamation obligations, the Company could be in violation of its operating permits which could have a significant impact on the Company's ability to continue operating at the specific location. Future reclamation obligations are expected to be funded from operating cash flows.

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

The current demand for, and supply of, gold and silver affect the prices of such metals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold or silver prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its mines. For example, in January 1998, the Company temporarily suspended operations at the Lupin mine. Although the Company has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the Company's hedging strategies will be successful. See "Other-Precious Metal Sales and Hedging Activities" and "Management's Discussion and Analysis - Commitments and Contingencies." Furthermore, should the Company experience a prolonged period of depressed gold prices and prepare its reserve calculations and/or life-of-mine plans at significantly lower prices than those used at year-end 1999, the Company could experience material write-downs of its investment in mining properties. See "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Value."

Estimation of Asset Carrying Values
-----------------------------------
The Company periodically undertakes a detailed review of the life-of-mine plans for its operating properties and an evaluation of the Company's portfolio of development projects, exploration projects and other assets. The recoverability of the Company's carrying values of its operating and development properties are assessed by comparing carrying values to estimated future net cash flows from each property. The 1999 analysis used price assumptions of $325 per ounce of gold and $5.50 per ounce of silver for purposes of estimating future cash flows. No asset impairments were evident in 1999 or 1998 based on the Company's analyses in those years. The 1997 analysis resulted in the Company recording a $346.0 million provision for impaired assets in 1997. See note 11 to the consolidated financial statements.

The Company assesses the carrying values of its assets on an ongoing basis as required by generally accepted accounting principles. Factors which may affect carrying values include, but are not limited to, gold and silver prices, capital cost estimates, mining, processing and other operating costs, grade and metallurgical characteristics of ore, mine design and timing of production. In the event of a prolonged period of depressed gold prices, the Company may be required to take additional material write-downs of its operating and development properties.

Uncertainty of Reserve and Other Mineralization Estimates
---------------------------------------------------------
There are numerous uncertainties inherent in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the Company. The estimation of reserves and other mineralization involves subjective judgments about many relevant factors, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Assumptions about prices are subject to great uncertainty and gold and silver prices have fluctuated widely in recent years and are currently at depressed levels. See "Gold and Silver Prices." No assurance can be given that the volume and grade of reserves mined and processed and recovery rates will be as anticipated. Declines in the market price of gold and related precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization uneconomic to exploit. The prices used in estimating the Company's ore reserves at December 31, 1999 were $325 per ounce of gold and $5.50 per ounce of silver. The market prices were $290 per ounce of gold and $5.40 per ounce of silver at December 31, 1999. The market price of gold has for more than two years traded, on average, below the price at which the Company estimates its reserves. If the Company were to determine that its reserves and future cash flows should be estimated at a significantly lower gold price than that used at December 31, 1999, there would likely be a reduction in the amount of gold reserves. For example, the Company estimates that, based on extrapolation of information developed in reserve estimation, but without the same degree of analysis as required for reserve estimation, if the Company's reserves at December 31, 1999 were based on a price of $300 per ounce of gold, while the reserves at the operating properties would not decrease, the reserves at Aquarius would decrease approximately 11%. Under certain such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. For example, in 1997 the Company deferred a final construction decision on the planned gold mine Aquarius and deferred further development of the Ulu satellite deposit. Additionally, in January 1998, the Company temporarily suspended operations at the Lupin mine. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

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

Governmental Regulation
-----------------------
The Company's mining operations and exploration and development activities are subject to extensive Canadian, U.S. or other foreign federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection and remediation of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances, reporting and other matters. See "Other-Governmental Regulation and Environmental Issues." The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the Company's mines and other facilities in compliance with such laws and regulations are significant. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or operation of a mine.

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

The Company is required to obtain governmental permits to develop its reserves and for expansion or advanced exploration activities at its operating properties and its exploration properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous Canadian, U.S. or foreign federal, state, provincial, territorial and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the Company's control. In the case of foreign operations, governmental approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. In the context of environmental protection permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. The failure to obtain certain permits and associated financial assurance, or the imposition of extensive conditions upon certain permits, could have a material adverse effect on the Company's business, operations and prospects.

Risk of International Operations
--------------------------------
Many of the mineral rights and interests of the Company are subject to governmental approvals, licenses, agreements and permits. Such approvals, licenses, agreements and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. No assurance can be given that the Company will be successful in obtaining any or all of the various approvals, licenses, agreements, and permits it seeks, that it will obtain them in a timely fashion, or on terms favorable to it, or that it will be able to maintain them in full force and effect without modification or revocation.

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

Title to Properties
-------------------
Certain of the Company's United States property rights, including at the Round Mountain and McCoy/Cove properties, consist of unpatented lode mining claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and may be either lode claims or placer claims depending upon the nature of the deposit within the claim. In addition, unpatented millsite claims, which may be used for processing operations or other activities ancillary to mining operations, may be located on U.S. federal public lands that are non-mineral in character. The validity of unpatented mining claims and millsites, from which a material portion of the reserves at each of the Company's Round Mountain and McCoy/Cove mines are derived, and upon which some of the Company's surface facilities and facilities ancillary to it mining operations are located, is often uncertain and may be contested and subject to title defects. Unpatented mining claims and millsites are generally considered to be subject to greater title risk than other real property interests. The validity of an unpatented mining claim or millsite, in terms of its location and maintenance, and the uses thereof, is dependent on strict compliance with a complex body of federal and state statutory and decisional law, administrative interpretation of that law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims or millsites. While the Company has obtained various reports, opinions and certificates of title with respect to certain of the unpatented mining claims and millsites it owns or to which it has rights in accordance with what the Company believes is industry practice, and the uses being made by the Company of the mining claims and millsites it owns or controls are in accordance with what the Company believes is industry practice, there can be no assurance that title to any of its unpatented mining claims or millsites may not be defective.

Inflation and Currency Risks
----------------------------
The Company has historically held direct or indirect mining interests in countries having unstable currencies as a result of inflation, currency controls or other reasons. Although the production resulting from such mining interests would be generally sold in U.S. dollars, the Company would be vulnerable to the effects of inflation in its operations in certain countries, and profitability levels may be eroded by unfavorable exchange rates. None of the countries in which the Company holds mineral interests currently restricts the repatriation of profits, other than through the requirement to register such distributions. While recent years have seen a generally positive trend toward lowering inflation and stabilizing exchange rates in these countries, there is no assurance that governments will continue with current economic policies or that inflation will be lower than it has been historically. See "Exchange Rates."

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

                                                                          Year ended December 31,
                                                           -------------------------------------------------------------
                                            2000*          1999          1998          1997          1996          1995
                                    -------------          -----         -----         -----         -----         -----
High                                        $ 313          $ 326         $ 313         $ 367         $ 415         $ 396
Low                                           279            253           273           283           367           372
Average                                       290            279           294           332           388           384
End of Period                                 303            290           286           293           369           387

* Through February 16, 2000

SILVER PRICES
The following table sets forth annual high, low, average and end of period noon prices in U.S. dollars per troy ounce as quoted by Handy & Harman.

                                                                          Year ended December 31,
                                                           -------------------------------------------------------------
                                            2000*           1999          1998          1997          1996          1995
                                    -------------          -----         -----         -----         -----         -----
High                                      $  5.53          $5.77         $7.31         $6.13         $5.79         $6.01
Low                                          5.14           4.91          4.72          4.18          4.67          4.36
Average                                      5.28           5.25          5.54          4.87          5.18          5.20
End of Period                                5.32           5.40          4.87          6.13          4.87          5.11

* Through February 16, 2000

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

                                                                      Year ended December 31,
                                                ------------------------------------------------------------------------------
                              2000*               1999              1998              1997              1996              1995
                   ----------------             ------            ------            ------            ------            ------
High                     C$  1.4341         C$  1.4433        C$  1.4075        C$  1.3353        C$  1.3310        C$  1.3285
Low                          1.4600             1.5514            1.5765            1.4358            1.3822            1.4238
Average                      1.4488             1.4864            1.4823            1.3838            1.3638            1.3689
End of Period                1.4516             1.4433            1.5512            1.4352            1.3697            1.3655

* Through February 16, 2000

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

MINE PROCESSING
Milling is the traditional method of recovering gold from ore. All of the Company's producing mines including Lupin use milling. Details of the process vary from mine to mine, but the principles remain the same. The mill recovery process at the McCoy/Cove operation, where both oxide ores and sulfide ores are processed, is illustrated on page 42.

Heap leaching is a low-cost gold recovery process that can only be successfully applied to certain oxidized, permeable ores. It has a lower recovery rate than milling but is a less expensive process. Heap leaching is particularly suited to large, low-grade oxide ore deposits. Both Round Mountain and McCoy/Cove use heap leaching. Details of the process vary from mine to mine, but the principles remain the same. To describe how the heap leach process works, the Round Mountain mine's reusable leach pad process is illustrated on page 43.

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

                           ITEM 3-LEGAL PROCEEDINGS

SUMMA
In 1995, the Summa Corporation commenced a lawsuit against the Company and the predecessor owner of the McCoy/Cove and Manhattan mines, claiming more than $13.0 million resulting from alleged improper deductions in the calculation of royalties payable over several years of production at McCoy/Cove and the former Manhattan mine. The matter was tried in the Nevada State court in April 1997, and, in September 1997, judgement was rendered for the Company, holding the Company's method of calculation was correct and that it was not in breach of the governing agreement. The court also awarded substantial costs and attorneys' fees to the Company. The decision was appealed by Summa to the Nevada Supreme Court, which heard the matter on November 9, 1999. A decision is expected within 180 days of that date. The Company continues to believe that the appeal should be dismissed and the finding of the lower court upheld. The Company has $1.6 million accrued related to the Summa litigation.

COLORADO SCHOOL OF MINES
On January 24, 2000, a subsidiary of the Company was served with a complaint in the case of Colorado School of Mines vs. AK Steel, et al., Civil Action 99-N-1863 (USDC Colorado). This lawsuit seeks contribution from numerous parties for environmental cleanup costs at a federal Comprehensive Environmental Response, Compensation and Liability Act site. Discovery has yet to commence, but the Company will vigorously pursue the defense of this claim. The Company at this time does not have sufficient information to reasonably estimate an amount, if any, for which the Company's subsidiary may be liable in this matter.

OTHER
The Company is also engaged in routine litigation incidental to its business.


          ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

The following table sets forth for the period from January 1, 1998 through January 31, 2000 the high and low reported prices and trading volume of the common shares on The Toronto Stock Exchange and the American Stock Exchange.

                                     The Toronto Stock Exchange                     American Stock Exchange
                                     --------------------------                     -----------------------
                                                              Volume                                       Volume
                                High             Low        (shares in         High          Low         (shares in
                                 (Canadian Dollars)         thousands)           (U.S. Dollars)           thousands)
---------------------------------------------------------------------------------------------------------------------
1998
----
First Quarter                   3.70            2.20             9,716         2.63         1.25              40,234
Second Quarter                  5.60            3.15             5,622         3.88         2.19              20,497
Third Quarter                   4.05            2.40             5,221         2.69         1.56              19,041
Fourth Quarter                  4.30            2.65             3,398         2.94         1.69              14,862
1999
----
First Quarter                   3.18            2.46             2,116         2.19         1.63               7,239
Second Quarter                  2.80            2.05             2,054         1.94         1.38               6,701
Third Quarter                   4.00            1.78             3,675         2.63         1.19              12,232
October                         3.69            2.40             1,131         2.50         1.63               3,868
November                        2.80            2.12               790         1.81         1.50               2,477
December                        2.40            1.75               800         1.56         1.13               3,402
2000
----
January                         2.10            1.76               938         1.44         1.25               1,818
---------------------------------------------------------------------------------------------------------------------

On February 16, 2000, the closing price of the common shares on The Toronto Stock Exchange and on the American Stock Exchange was C$2.10 and U.S. $1.50, respectively.

On February 16, 2000 the Company had 140,607,145 common shares outstanding held by approximately 66,000 registered and nominee shareholders.

DIVIDENDS

The Company suspended payment of dividends beginning in 1997. The declaration and payment of future dividends is dependent upon the Company's capital requirements, earnings and economic outlook. Additionally, since April 1998, the Company has exercised its right to defer its interest payment to holders of the capital securities. During the deferral period, the Company is prohibited from paying dividends.

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

Selected Financial Data/(1)/
Year ended December 31
millions of U.S. dollars except
for gold price and per share data                                     1999        1998         1997         1996         1995
-----------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
Revenue                                                            $ 210.4      $232.2      $ 305.4      $ 337.3      $ 360.7
Average gold price realized per ounce                              $   325      $  333      $   362      $   384      $   388
Loss before taxes/(2)/                                             $ (37.1)     $(19.8)     $(418.7)     $(176.1)     $ (44.7)
Effective tax rate                                                    (0.6%)      (1.8%)       (0.4%)       (0.4%)        7.2%
Loss before preferred share dividends/(2)/(4)/                     $ (37.3)     $(20.1)     $(420.5)     $(176.7)     $ (41.6)
Net loss/(2)/                                                      $ (37.3)     $(20.1)     $(420.5)     $(176.7)     $ (50.1)
Net loss attributable to common shareholders/(2)/(3)/              $ (51.0)     $(32.6)     $(426.2)     $(176.7)     $ (50.1)
Loss per common share/(2)/                                         $ (0.36)     $(0.23)     $ (3.06)     $ (1.31)     $ (0.43)
Weighted average common shares outstanding (millions)                140.6       140.1        139.4        134.4        116.2
Balance Sheet Data
Working capital (deficiency)                                       $   4.0      $ (0.5)     $ (28.7)     $ (52.9)     $ 109.6
Current ratio                                                         1.07        0.99         0.73         0.74         1.84
Total assets                                                       $ 339.9      $368.1      $ 432.8      $ 832.1      $ 871.2
Gold, silver and currency financings                               $  56.7      $ 52.8      $  66.5      $ 182.9      $ 152.8
Deferred income taxes                                              $   7.4      $  7.5      $   7.9      $   8.4      $   8.1
Common shareholders' equity                                        $ 101.1      $133.8      $ 153.7      $ 492.3      $ 588.9
Common shares outstanding (millions)                                 140.6       140.6        139.4        139.4        129.9
Other Data
Dividends paid on common shares - total                            $    --      $   --      $    --      $  10.1      $   9.0
                                - per share                        $    --      $   --      $    --      $0.0750      $0.0750
Dividends paid on convertible preferred
   shares of subsidiary/(4)/ - total                               $    --      $   --      $    --      $    --      $   8.5
                             - per share                           $    --      $   --      $    --      $    --      $  1.75
Net cash flows provided from (used in) operating activities        $  37.7      $ 14.1      $  (9.2)     $  29.9      $  67.3
Capital and exploration spending                                   $  14.7      $ 24.1      $ 151.1      $ 161.7      $ 138.3
-----------------------------------------------------------------------------------------------------------------------------

/(1)/ This information should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes. Commitments and contingencies are described in notes 18 and 19 to the Company's consolidated financial statements. The Company's consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. Had the consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would be disclosed as follows. See also note 15 to the Company's consolidated financial statements.

                                                      1999            1998             1997            1996            1995
----------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                            $(48.0)         $(40.4)         $(499.9)        $(173.1)         $(39.2)
Net loss                                            $(48.2)         $(40.8)         $(454.7)        $(173.7)         $(44.6)
Loss per common share                               $(0.34)         $(0.29)         $ (3.26)        $ (1.29)         $(0.38)
Total assets                                        $341.3          $370.1          $ 435.5         $ 919.6          $881.3
Gold and other financings                           $154.3          $147.9          $ 162.3         $ 182.9          $152.8
Deferred income taxes                               $  7.4          $  7.5          $   7.9         $  55.0          $  8.1
Common shareholders' equity                         $(19.5)         $ 24.2          $  67.4         $ 533.1          $599.0
----------------------------------------------------------------------------------------------------------------------------

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

/(3)/ After interest expense on the equity portion of the capital securities, issued in 1997. See note 7 to the consolidated financial statements.

/(4)/ All of the outstanding shares of preferred stock of subsidiary were redeemed or converted into common shares of the Company during 1995.

                ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial results of the Company's operations for the years 1997 through 1999 should be read in conjunction with the financial data and the Company's consolidated financial statements, included elsewhere in this report. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Except as described in note 15 to the Company's consolidated financial statements, they conform in all material respects to those principles generally accepted in the United States.

Material changes in the Company's reserves may significantly impact results of operations and asset carrying values. See the discussion of reserves in "Business and Properties-Reserves."

The following contains statements that are, by their nature, forward-looking and uncertain. See "Cautionary 'Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995", "Business and Properties-Risk Factors" and "Commitments and Contingencies" for a discussion of certain factors which should be considered in evaluating these statements.

SUMMARY
The Company had a net loss of $37.3 million ($0.36 per share) in 1999, compared with losses of $20.1 million ($0.23 per share) in 1998 and $420.5 million ($3.06 per share) in 1997. The 1999 results compared to 1998 reflect lower gold sales volumes ($22.1 million), the 1999 loss on the sale of the Company's interest in Paredones Amarillos ($13.8 million), the 1998 gain on the sale of Santa Elina and other mining properties ($7.4 million) and decreased average gold and silver prices realized ($5.4 million). These factors were partially offset by decreased operating costs ($9.0 million), lower depreciation and amortization ($8.3 million), increased silver sales volumes ($5.7 million) and decreased exploration and development spending ($3.3 million). The 1998 results compared to 1997 reflect reduced operating costs, decreased exploration and development spending and the 1997 provision for asset impairment of $346.0 million.

The Company produced 499,836 ounces of gold and 8.4 million ounces of silver in 1999. Production targets for 2000 are 660,000 to 700,000 ounces of gold and 9 to 10 million ounces of silver.

The average gold price realized by the Company in 1999 was $325 per ounce. This was above the average market price of $279 per ounce in 1999, but lower than the $333 per ounce average price realized in 1998. To help protect against gold price declines, the Company has forward sales contracts on approximately 25% of its estimated 2000 gold production at an average price of $310 per ounce. Additionally, the Company has purchased put options on approximately 40% of its estimated 2000 gold production at an average strike price of $273 per ounce.

In 1999, net cash flows provided from operating activities were $37.7 million.

RESULTS OF OPERATIONS
Revenue
-------
Revenue declined to $210.4 million in 1999 from $232.2 million in 1998, reflecting lower gold sales volume ($22.1 million), resulting primarily from lower grades at McCoy/Cove, and decreased gold and silver prices realized ($5.4 million). These factors were partially offset by a higher volume of silver sales ($5.7 million), reflecting high silver inventories at year end 1998. The decrease in revenue in 1998 from 1997 reflected lower gold and silver sales volume resulting from lower grades at McCoy/Cove and Kettle River and the absence of Lupin production. 1998 revenue was also affected by lower gold prices realized compared to 1997.

Operating Costs
---------------
Consolidated cash operating costs per ounce of gold produced were $215 in 1999, $208 in 1998 and $249 in 1997. Cash operating costs generally reflect mining and processing costs, most significantly labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. 1999 cash operating costs per ounce increased compared to 1998, largely due to lower production at McCoy/Cove, partially offset by savings in mining and milling costs at McCoy/Cove and Kettle River. 1998 cash operating costs per ounce decreased from 1997, reflecting the 1997 write-down of deferred mining balances, cost savings at McCoy/Cove, lower costs due to higher production and due to the 1997 mine plan change at Round Mountain, and the absence of Lupin's higher-cost production.

The Company's cash operating cost target for 2000 is $200 to $210 per ounce of gold produced, reflecting an anticipated 30% to 40% increase in production in 2000, largely due to increased grades at McCoy/Cove and the Lupin mine recommencing production in the second quarter of 2000.

Royalties
---------
Royalties decreased to $7.2 million in 1999 from $7.5 million in 1998 and $8.3 million in 1997, primarily due to lower precious metals prices. The Company's royalty expense target for 2000 is $7 to $8 million. See note 19 to the consolidated financial statements.

Depreciation and Amortization
-----------------------------
Depreciation expense was $40.9 million in 1999, $45.8 million in 1998, and $51.9 million in 1997. The decrease in 1999 and 1998 depreciation expense compared to 1997 was due to reduced Lupin depreciation rates during the temporary suspension of operations. Depreciation expense also decreased in 1999 and 1998 from 1997 due to the fact that as McCoy/Cove and Kettle River approach the end of their useful lives, major groups of assets are being fully depreciated and not replaced. Depreciation per ounce was $58 in 1999, $62 in 1998 and $58 in 1997.

Amortization varies with the quantity of gold and silver sold and the mix of production from the various mines. The quantities of the Company's proven and probable reserves also affect amortization expense, as the Company's investment is amortized over these ounces. Amortization expense of $14.0 million in 1999 and $17.5 million in 1998 compared to $27.4 million in 1997 reflect the impact of the 1997 write-down of ore body carrying values at Kettle River and decreased production. Amortization per ounce was $20 in 1999, $25 in 1998 and $32 in 1997.

For 2000, the Company expects depreciation and amortization expense to be in the range of $55 to $60 million, compared to $54.9 million in 1999.

Reclamation and Mine Closure
----------------------------
Reclamation and mine closure expense increased in 1999 compared to 1998, as a result of increases in reclamation and mine closure rates in 1999. 1998's decrease in reclamation and mine closure expense compared to 1997 reflects the absence of Lupin production in 1998. For 2000, the Company expects this expense to be in the range of $10 to $11 million.

General and Administrative
--------------------------
Decreases in general and administrative costs over the past three years reflect downsizings and cost reduction initiatives. For 2000, the Company expects general and administrative costs to be in the range of $7 to $8 million.

Exploration and Development
---------------------------
Exploration and development expense was $8.8 million in 1999 and $12.0 million in 1998, down from $34.9 million in 1997. For 2000, the Company expects exploration and development expenditures to total $9 to $10 million, including Lupin start-up costs. The Company has reduced exploration and development programs in response to market conditions, which may limit the discovery and development of new reserves. This could have adverse implications on the Company as McCoy/Cove and Kettle River near the end of their mine lives.

Loss (Gain) on Sale of Mining and Other Properties
--------------------------------------------------
In 1999, the Company recognized a $13.8 million loss on the sale of its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner. In 1998, the Company recognized a total gain of $7.4 million on the sale of its investment in Santa Elina and interests in other mining properties. The Company sold interests in various other mining properties in 1997, recognizing a total gain of $3.9 million.

Provision for Impaired Assets and Other Charges
-----------------------------------------------
1997's provision for impaired assets and other charges of $362.7 million consisted of a $346.0 million provision for impaired assets and $16.7 million for severance costs. The $346.0 million provision was primarily comprised of $50.0 million to write off the Kingking project; $143.6 million to write off the Company's investment in Santa Elina; and $127.0 million to reduce the carrying values of certain of its operating properties. See note 11 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The gold price reached a 20-year low of $253 per ounce in July 1999. In 1999, the market price of gold averaged $279 per ounce. A depressed gold price significantly affects the Company's ability to proceed with construction of the Aquarius mine, to expand its exploration activities, to make interest payments on the capital securities or to pursue new acquisitions or investments.

Net cash flows provided from operating activities were $37.7 million in 1998, compared with net cash flows provided from operating activities of $14.1 million in 1998, and net cash flows used in operating activities of $9.2 million in 1997. The 1999 results reflect decreased cash operating costs and decreased exploration and development spending, partially offset by lower gold and silver cash prices realized and decreased gold sales volume.

Net cash used in investing activities in 1999 totaled $41.7 million, largely related to investments in mining properties, plant and equipment.

Net cash used in financing activities was $0.6 million in 1999, reflecting debt repayments of $17.6 million offset by currency borrowings of $17.0 million.

At December 31, 1999, the Company had $3.4 million in cash and cash equivalents and $2.0 million in short-term investments.

At December 31, 1999, the Company's current debt was $13.8 million and its long-term debt was $42.9 million.

The Company currently has $38.0 million outstanding, and up to $12.0 million or gold equivalent, subject to covenant limitations, available until August 2001, under its revolving credit facility. The Company has borrowed an additional $8.0 million under the facility since December 31, 1999. The Company has no restrictions on the borrowing capacity of this line based on the current trailing 90-day average spot price of gold. A depressed gold price can limit the Company's ability to borrow under the revolving credit facility. The Company believes it is currently in compliance with the credit facility covenants.

At December 31, 1999, the estimated fair value of the Company's hedge portfolio was $3.6 million, which is within the predetermined margin limits. Margin deposits could be required by certain counterparties if the fair value of the hedge portfolio were less than the predetermined margin threshold.

In 1997, the Company issued $100.0 million of 11% capital securities due 2027 (note 7 to the consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to a trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities. Deferred interest of $27.0 million was accrued at December 31, 1999.

The Company expects to spend $12 million for capital expenditures in 2000, funded by its operating cash flow and credit facilities. The Company will continue to monitor its discretionary spending in view of the current gold market and the cost structure of its operating mines.

COMMITMENTS AND CONTINGENCIES
Hedging Activities
------------------
The Company's profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices. To reduce the impact of such changes, the Company attempts to lock in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

The gold- and silver-related instruments used in these transactions include commodity loans, fixed and floating forward contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The Company has also engaged in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs.

Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item. When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement. Gains or losses on foreign currency and crude oil hedging activities are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollars are purchased and when crude oil supplies are used in operations. Gains and losses on early termination of hedging contracts are deferred until the hedged items are recognized in earnings. Premiums paid or received on gold and silver option contracts purchased or sold are deferred and recognized in earnings on the option expiration dates.

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

In 1999, the Company delivered approximately 77% of gold production against forward sales, put options and gold loans at an average commitment price of $346 per ounce. This compares with 96% of gold production at $341 per ounce in 1998 and 33% of gold production at $397 per ounce in 1997. Approximately 43% of silver production was delivered against forward sales and put options at an average cash price of $5.66 per ounce in 1999. This compares to 50% at $5.44 per ounce in 1998 and 7% at $5.32 per ounce in 1997. 1997 deliveries reflect the impact of an early 1997 repurchase of outstanding gold and silver forward sales.

The Company's hedge position as of December 31, 1999 partially protects the Company against gold price declines in the years 2000 through 2005. For the year 2000, this position includes forward sales of approximately 168,000 ounces at a forward price of $310 per ounce. Additionally, the Company has purchased put options on approximately 269,000 ounces of gold at an average strike price of $273 per ounce to provide downside protection in the year 2000. For the years 2001 through 2005, the Company has forward sales totaling 300,000 ounces of gold at a forward price of $315 per ounce. In addition, the Company has hedged 2.5 million silver ounces at a minimum average cash price of $5.91 per ounce in each of the years 2000 and 2001.

The Company's hedging commitments are described in note 18 to the Company's consolidated financial statements. See also "Qualitative and Quantitative Disclosures about Market Risk."

Other
-----
The Company's operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing future costs. See "Business and Properties-Other-Government Regulation and Environmental Issues."

The Company's operations are subject to certain royalty obligations as described in note 19 to the Company's consolidated financial statements.

Lease commitments are described in note 19 to the Company's consolidated financial statements.

The Company's provisions for future reclamation and closure costs at the former Sunnyside mine in Colorado and the Alaska-Juneau property in Alaska are reviewed periodically and may be adjusted as additional information becomes available.

Other commitments and contingencies are discussed in notes 18 and 19 to the consolidated financial statements.

YEAR 2000
The Year 2000 issue did not produce any adverse effects to the Company's systems before, on or after January 1, 2000. Additionally, the Company did not experience any interruptions in delivery of critical supplies due to any effects of the Year 2000 issue on its third party suppliers.

               ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES
                               ABOUT MARKET RISK

See "Management's Discussion and Analysis-Results of Operations" for a discussion of market risks related to the Company's hedging activities.

The following table provides information as of December 31, 1999 about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in commodity prices, interest rates and exchange rates.

                                                         Expected Year of Maturity
                                     --------------------------------------------------------------
(Amounts in millions of U.S.                                                                           Fair Value
dollars, except amounts per ounce or                                                         There-   of Financial
unless otherwise noted)                    2000       2001      2002      2003      2004      after    Instruments
------------------------------------------------------------------------------------------------------------------
Assets:
 Short-term investments                $    2.0         --        --        --        --         --          $ 2.4
Liabilities:
 Currency loans                        $   13.8   $   37.5   $    --        --        --         --          $51.3
 Capital securities/(1)/                                                                                     $ 5.4
 Principal                                                                                   $100.0
 Fixed interest rate/(2)/                    11%        11%       11%       11%       11%        11%
Derivative financial instruments:
 Gold forward sales                                                                                          $(0.9)
    Ounces                              167,917    105,000    60,000    60,000    60,000     15,000
    Price per ounce                    $    310   $    315   $   315   $   315   $   315   $    315
 Silver forward sales                                                                                        $ 1.0
    Ounces (000's)                        1,500      1,500        --        --        --         --
    Price per ounce                    $   5.85   $   5.85        --        --        --         --
 Gold put options purchased                                                                                  $ 1.7
    Ounces                              268,750         --        --        --        --         --
    Price per ounce                    $    273         --        --        --        --         --
 Gold call options sold                                                                                      $(5.6)
    Ounces                              187,500         --        --        --        --    105,000
    Price per ounce                    $    360         --        --        --        --   $    340
 Gold call options purchased                                                                                 $ 8.0
    Ounces                              167,917    105,000    60,000    60,000    60,000    120,000
    Price per ounce                    $    338   $    351   $   360   $   360   $   360   $    395
 Gold put options sold                                                                                       $(0.6)
    Ounces                               66,667         --        --        --        --         --
    Price per ounce                    $    290         --        --        --        --         --
 Silver put options purchased                                                                                $ 1.4
    Ounces (000's)                        1,000      1,000        --        --        --         --
    Price per ounce                    $   6.00   $   6.00        --        --        --         --
 Silver call options purchased                                                                               $ 0.3
    Ounces (000's)                        1,500      1,500        --        --        --         --
    Price per ounce                    $   6.60   $   6.60        --        --        --         --
 Silver put options sold                                                                                     $(0.5)
    Ounces (000's)                        2,500      2,500        --        --        --         --
    Price per ounce                    $   4.75   $   4.75        --        --        --         --
 Foreign currency contracts                                                                                  $(1.2)
    Canadian dollars (000's)             24,000         --        --        --        --         --
    Exchange rate (C$ to US$1.00)          1.34         --        --        --        --         --
------------------------------------------------------------------------------------------------------------------

/(1)/ At December 31, 1999, the present value of the $100.0 million principal payment in 2027 is $5.4 million. At December 31, 1999, the fair value of the entire capital securities obligation, including the interest component, is $60.0 million.

/(2)/ During a period of interest deferral, the interest rate on the capital securities is 12%, compounded semi-annually.

              ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
Management's Responsibility For Financial Reporting......................  57
Report Of Independent Chartered Accountants..............................  58
Consolidated Balance Sheet...............................................  59
Consolidated Statement Of Operations.....................................  60
Consolidated Statement Of Deficit........................................  60
Consolidated Statement Of Cash Flow......................................  61

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



                              /s/ Robert L. Leclerc
                              ------------------------------------------------
                              Robert L. Leclerc
                              Chairman and Chief Executive Officer and Director



                              /s/ Tom S.Q. Yip
                              ------------------------------------------------
                              Tom S.Q. Yip
                              Vice President, Finance and
                              Chief Financial Officer

January 25, 2000

Report of Independent Chartered Accountants

The Board of Directors
Echo Bay Mines Ltd.

We have audited the consolidated balance sheets of Echo Bay Mines Ltd. as at December 31, 1999 and 1998 and the consolidated statements of operations, deficit and cash flow for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in accordance with accounting principles generally accepted in Canada.



Edmonton, Canada                                /S/ Ernst & Young LLP
January 25, 2000                                Chartered Accountants

                              ECHO BAY MINES LTD.

                           CONSOLIDATED BALANCE SHEET

                                  December 31

thousands of U.S. dollars                                                        1999                      1998
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $   3,401                 $   7,987
   Short-term investments                                                       2,042                     3,336
   Interest and accounts receivable                                             2,942                     3,585
   Inventories (note 2)                                                        37,204                    37,929
   Prepaid expenses and other assets                                           15,621                     6,635
---------------------------------------------------------------------------------------------------------------
                                                                               61,210                    59,472

Plant and equipment (note 3)                                                  167,438                   196,670
Mining properties (note 3)                                                     81,959                    95,738
Long-term investments and other assets (note 4)                                29,255                    16,196
---------------------------------------------------------------------------------------------------------------
                                                                            $ 339,862                 $ 368,076
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                 $  29,961                 $  43,609
   Income and mining taxes payable                                              3,004                     2,941
   Gold and other financings (note 5)                                          13,750                    11,652
   Deferred income (note 6)                                                    10,525                     1,727
---------------------------------------------------------------------------------------------------------------
                                                                               57,240                    59,929

Gold and other financings (note 5)                                             42,919                    41,119
Deferred income (note 6)                                                       83,374                    77,818
Other long-term obligations (note 8)                                           47,847                    47,943
Deferred income taxes                                                           7,381                     7,513

Commitments and contingencies (notes 18 and 19)

Common shareholders' equity:
   Common shares (note 14), no par value, unlimited number
    authorized; issued and outstanding - 140,607,145 shares                   713,343                   713,343
   Capital securities (note 7)                                                124,616                   110,862
   Deficit                                                                   (714,844)                 (663,875)
   Foreign currency translation                                               (22,014)                  (26,576)
---------------------------------------------------------------------------------------------------------------
                                                                              101,101                   133,754
---------------------------------------------------------------------------------------------------------------
                                                                            $ 339,862                 $ 368,076
===============================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             Year ended December 31

thousands of U.S. dollars,
except for per share data                                        1999            1998            1997
-----------------------------------------------------------------------------------------------------

Revenue                                                     $ 210,351       $ 232,181      $  305,429
-----------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                              139,816         148,769         213,120
 Royalties (note 19)                                            7,197           7,547           8,304
 Production taxes                                                 256           1,618             865
 Depreciation and amortization                                 54,941          63,286          79,316
 Reclamation and mine closure                                   7,025           6,295           8,819
 General and administrative                                     7,429           8,027          10,948
 Exploration and development                                    8,754          12,010          34,927
 Interest and other (note 9)                                    8,194          11,845           9,068
 Loss (gain) on sale of interests in mining and other
  properties (note 10)                                         13,795          (7,447)         (3,877)
 Provision for impaired assets and other charges (note 11)         --              --         362,665
-----------------------------------------------------------------------------------------------------
                                                              247,407         251,950         724,155
 -----------------------------------------------------------------------------------------------------
Loss before income taxes                                      (37,056)        (19,769)       (418,726)
Income tax expense (note 12)                                      216             354           1,782
-----------------------------------------------------------------------------------------------------
Net loss                                                    $ (37,272)      $ (20,123)     $ (420,508)
=====================================================================================================

Net loss attributable to common shareholders (note 7)       $ (50,969)      $ (32,555)     $ (426,222)
=====================================================================================================

Loss per share                                              $   (0.36)      $   (0.23)     $    (3.06)
=====================================================================================================

Weighted average number of shares outstanding (thousands)     140,607         140,084         139,367
=====================================================================================================


                       CONSOLIDATED STATEMENT OF DEFICIT

                             Year ended December 31

thousands of U.S. dollars                                                   1999             1998              1997
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                          $   (663,875)     $  (631,320)      $  (201,931)
Net loss                                                                 (37,272)         (20,123)         (420,508)
Interest on capital securities, net of nil tax effect (note 7)           (13,697)         (12,432)           (5,714)
Issue costs related to capital securities (note 7)                            --               --            (3,167)
----------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                $   (714,844)     $  (663,875)      $  (631,320)
======================================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                            Year ended December 31

thousands of U.S. dollars                                                                 1999          1998           1997
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net loss                                                                             $ (37,272)    $ (20,123)    $ (420,508)
Add (deduct):
  Depreciation                                                                          40,957        45,792         51,887
  Amortization                                                                          13,984        17,494         27,429
  Loss (gain) on sale of interests in mining properties and other                       13,795        (7,447)        (3,877)
  Non-cash portion of provision for impaired assets and other charges (note 11)             --            --        355,782
  Unrealized losses on share investments                                                 1,508         3,013          6,643
  Deferred income included in revenue (note 6)                                         (11,129)       (5,381)       (14,079)
  Deferral of gains on restructuring of hedge commitments (note 6)                      14,014         5,236             --
  Net gain on sale of other assets (note 9)                                               (736)         (495)        (2,759)
  Other                                                                                    961           (90)          (991)
Change in cash invested in operating assets and liabilities:
  Interest and accounts receivable                                                         864         1,898          2,178
  Inventories                                                                              882         3,743         (5,753)
  Prepaid expenses and other assets                                                        290        (2,309)         2,812
  Accounts payable and accrued liabilities                                                (459)      (26,748)        (8,824)
  Income and mining taxes payable                                                           13          (512)           856
---------------------------------------------------------------------------------------------------------------------------
                                                                                        37,672        14,071         (9,204)
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Mining properties, plant and equipment                                                 (33,265)      (26,971)      (112,001)
Net proceeds from (cost of) repurchase of gold and silver hedging contracts             (3,334)        8,673         63,070
Proceeds from repurchase of foreign exchange contracts                                      --            --          5,995
Long-term investments and other assets                                                  (5,135)         (534)       (21,626)
Proceeds on sale of plant and equipment                                                    972         3,763          1,920
Proceeds on sale of investment in Santa Elina (note 10)                                     --         6,252             --
Proceeds on sale of short-term investments                                                 485         3,018          3,089
Proceeds on sale of mining properties                                                       --         1,195             --
Proceeds on sale of long-term investments                                                   --            --          7,894
Other                                                                                   (1,411)          342         (1,362)
---------------------------------------------------------------------------------------------------------------------------
                                                                                       (41,688)       (4,262)       (53,021)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Currency borrowings                                                                     17,000            --         15,538
Debt repayments                                                                        (16,181)      (18,327)      (131,749)
Capital securities issued, net of issuance costs (note 7)                                   --            --         96,700
Equity portion of interest on capital securities (note 7)                                   --            --         (4,270)
Common share issues, net of issuance costs (note 14)                                        --            --             59
Other                                                                                   (1,389)         (448)          (296)
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (570)      (18,775)       (24,018)
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                               (4,586)       (8,966)       (86,243)
Cash and cash equivalents, beginning of year                                             7,987        16,953        103,196
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                               $   3,401     $   7,987     $   16,953
===========================================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Echo Bay Mines Ltd. mines, processes and explores for gold and silver. Gold accounted for 75% of 1999 revenue and silver 25%. In 1999 and 1998, the Company had three operating mines in the United States: Round Mountain in Nevada; McCoy/Cove in Nevada; and Kettle River in Washington. In January 1998, the Company temporarily suspended operations at its Lupin mine in the Nunavut Territory, Canada. In the fourth quarter of 1999, the Company announced plans to reopen the Lupin mine, with the first production expected to occur in April 2000. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

The Company's financial position and operating results are directly affected by the market price of gold in relation to the Company's production costs. Silver price fluctuations also affect the Company's financial position and operating results, although to a lesser extent. Gold and silver prices fluctuate in response to numerous factors beyond the Company's control.

The consolidated financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada and, in all material respects, conform with accounting principles generally accepted in the United States, except as described in note 15. The statements are expressed in U.S. dollars.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain of the comparative figures have been reclassified to conform to the current year's presentation.

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

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

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

Revenue recognition
Revenue is recognized when title to delivered gold or silver and the risks and rewards of ownership pass to the buyer.

Earnings (loss)  per share
Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the year. For per share calculations, the amount of capital securities interest that is charged directly to the deficit decreases the earnings, or increases the loss, attributable to common shareholders. Fully diluted earnings (loss) per share is the same as basic earnings (loss) per share because the Company's outstanding options are not dilutive.

Cash and cash equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

Mining properties - producing mines' acquisition and development costs
Mining properties are recorded at cost of acquisition. Mine development costs include expenditures incurred to develop new ore bodies, to define further mineralization in existing ore bodies and to expand the capacity of operating mines. These expenditures are amortized against earnings on the unit-of-production method over the expected economic life of each mine.

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

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

For underground mining operations, these costs include the cost of accessing and developing new production areas.

Development properties
At properties identified as having the potential to add to the Company's proven and probable reserves, the direct costs of acquisition and development are capitalized as they are incurred. Determination as to reserve potential is based on results of feasibility studies which indicate whether a property is economically feasible. After drilling has confirmed the shape and continuity of mineralization, initial feasibility studies are then optimized. If production commences, these costs are transferred to "producing mines' acquisition and development costs" and amortized against earnings as described above. If a project is determined not to be commercially feasible, unrecovered costs are expensed in the year in which the determination is made.

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

Review of life-of-mine plans and carrying values
Plant and equipment are depreciated and mining properties are amortized over their anticipated economic lives. Each year, the Company estimates ore reserves and prepares a comprehensive mining plan for the then-anticipated remaining life of each property. The prices used in estimating the Company's ore reserves at December 31, 1999 were $325 per ounce of gold and $5.50 per ounce of silver. Based on year-end ore reserves and the current life-of-mine plan for each of the Company's properties, the Company reviews its accounting estimates and makes needed adjustments. This complex process continues for the life of every mine.

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

Reserve risks
If the Company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than the $325 per ounce price used at December 31, 1999, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by the Company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience material write-downs of its investment in its mining properties (note 11). Under certain of such circumstances, the Company might discontinue the development of a project or mining at one or more of its properties or might temporarily suspend operations at a producing property and place that property in a "care and

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

maintenance" mode. Reserves could also be materially and adversely affected by changes in operating and capital costs and other factors, including but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types.

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

Stock-based compensation plans
The Company has three stock-based compensation plans, which are described in note 14. No compensation expense is recognized for these plans when the stock or stock options are issued to employees. Any consideration paid by employees on the exercise of stock options is credited to share capital.

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

The gold- and silver-related instruments used in these transactions include commodity loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The Company has also engaged in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs.

Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item. When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement. Gains or losses on foreign currency and crude oil hedging activities are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollar transactions occur and when crude oil supplies are used in operations. Gains and losses on early termination of hedging contracts are deferred until the formerly hedged items are recognized in earnings. Premiums paid or received on gold and silver option contracts purchased or sold are deferred and recognized in earnings on the option expiration dates.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

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

2. INVENTORIES
                                               1999       1998
-----------------------------------------------------------------
Precious metals  --  bullion                $16,033    $14,704
                 --  in-process               7,538      8,568
Materials and supplies                       13,633     14,657
-----------------------------------------------------------------
                                            $37,204    $37,929
=================================================================


3. PROPERTY, PLANT AND EQUIPMENT

Net book value                                                  1999       1998
--------------------------------------------------------------------------------
                                   Plant and       Mining   Net Book   Net Book
Property and percentage owned      Equipment   Properties      Value      Value
--------------------------------------------------------------------------------
Round Mountain (50%)                $ 67,384      $47,942   $115,326   $121,987
McCoy/Cove (100%)                     29,267       19,199     48,466     65,230
Lupin (100%)                          27,539           --     27,539     30,873
Kettle River (100%)                    1,600          698      2,298      8,443
Aquarius (100%)                       37,515       14,120     51,635     49,481
Paredones Amarillos (60%) (note 10)       --           --         --     13,432
Other                                  4,133           --      4,133      2,962
--------------------------------------------------------------------------------
                                    $167,438      $81,959   $249,397   $292,408
================================================================================


Plant and equipment                                   1999                 1998
--------------------------------------------------------------------------------
                                                  Net Book             Net Book
                                           Cost      Value      Cost      Value
--------------------------------------------------------------------------------
Land improvements and utility systems  $ 74,018   $  8,245  $ 77,151   $ 13,950
Buildings                               153,128     37,544   149,442     46,343
Equipment                               389,360     78,707   386,161     95,598
Construction in progress                 44,542     42,942    40,779     40,779
--------------------------------------------------------------------------------
                                       $661,048   $167,438  $653,533   $196,670
================================================================================

Mining properties                                               1999       1998
--------------------------------------------------------------------------------
Producing mines' acquisition and development costs          $272,362   $270,585
Less accumulated amortization                                230,470    216,810
--------------------------------------------------------------------------------
                                                              41,892     53,775
Development properties' acquisition and development costs     14,065     24,067
Deferred mining costs                                         26,002     17,896
--------------------------------------------------------------------------------
                                                            $ 81,959   $ 95,738
================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

4. LONG-TERM INVESTMENTS AND OTHER ASSETS
                                                               1999        1998
--------------------------------------------------------------------------------
Premiums paid on gold and silver option contracts            $34,103    $14,090
Other                                                          7,634      4,421
--------------------------------------------------------------------------------
                                                              41,737     18,511
Less current portion included in prepaid expenses and other
 assets                                                       12,482      2,315
--------------------------------------------------------------------------------
                                                             $29,255    $16,196
================================================================================

Premiums paid on gold and silver option contracts
Premiums paid on gold and silver option contracts purchased are deferred and recognized in earnings on the option expiration dates. These deferred premiums are expected to be recognized as follows: $12.5 million in 2000, $11.4 million in 2001, $1.0 million in 2002, $1.4 million in 2003, $2.1 million in 2004, and $5.7 million thereafter. Refer to note 6 for a discussion of the deferral of premiums received on gold and silver option contracts sold.

5. GOLD AND OTHER FINANCINGS

                                           1999          1998
----------------------------------------------------------------
Gold loans                              $    --       $ 6,867
Currency loans                           51,250        41,035
Capital securities (note 7)               5,419         4,869
----------------------------------------------------------------
                                         56,669        52,771
Less current portion                     13,750        11,652
----------------------------------------------------------------
                                        $42,919       $41,119
================================================================


Gold term loan and currency loans
The Company has a term and revolving facility with a syndicate of commercial banks under which the Company can borrow either gold or dollars. The facility is convertible between gold and dollar borrowings. Interest on gold borrowings is calculated at the banks' gold rate plus 1.75%, and interest on dollar borrowings at LIBOR plus 1.75%. At December 31, 1999, a $21.3 million currency term loan was outstanding under the facility, with an effective interest rate of 7.94%. The Company repaid an outstanding gold term loan under the agreement in the third quarter of 1999 (18,502 ounces were outstanding at December 31, 1998).

The facility requires that the aggregate gold and currency commitment be repaid quarterly at a specified principal amount in dollars and/or the equivalent number of ounces valued at the original gold loan price of $349 per ounce. The gold loan was restructured at a price of $388 per ounce in 1996. Beginning in the third quarter of 1998, the Company opted to accelerate its repayment of gold ounces and decelerate its repayment of the currency loan from the original repayment schedule, which called for quarterly installments through the second quarter of 2001. The difference between the restructured gold loan price of $388 per ounce and the spot price on the repayment date for these accelerated ounces has been deferred and will be recognized in earnings in accordance with the original repayment schedule.

At December 31, 1999, the Company had $30.0 million outstanding, and up to $20.0 million or gold equivalent, subject to covenant limitations, available until August 2001, under the revolving credit facility. The Company has no restrictions on the borrowing capacity of this line, based on the current

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

trailing 90-day average spot price of gold. At December 31, 1999, the effective interest rate on the revolving loan was 7.94%. Annual commitment fees on the unutilized credit facility are 0.5%.

Gold loan
At December 31, 1998, a 5,523-ounce gold loan priced at $403 per ounce was outstanding, which the Company repaid in the first quarter of 1999.

Other information
For financial statement presentation, outstanding gold loans at December 31, 1998 were remeasured to the ending gold price for the period ($286 per ounce). Unrealized remeasurement gains or losses are recorded in deferred income and included in revenue upon delivery of the gold production related to the loans (note 6).

Certain of the Company's financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The Company is in compliance with these ratios and other covenant requirements.

The Company had $30.2 million in outstanding surety bonds and letters of credit at December 31, 1999, primarily related to the bonding of future reclamation obligations. At December 31, 1999, annual fees on the letters of credit range from 0.50% to 1.75%.

Interest payments were $5.0 million in 1999, $7.2 million in 1998 and $9.4 million in 1997.

Future gold and silver delivery commitments are summarized by year in note 18.

6. DEFERRED INCOME

                                                             1999      1998
-----------------------------------------------------------------------------
Modification of hedging contracts                         $61,382   $62,565
Premiums received on gold and silver option contracts      30,835    13,502
Other                                                       1,682     3,478
-----------------------------------------------------------------------------
                                                           93,899    79,545
Less current portion                                       10,525     1,727
-----------------------------------------------------------------------------
                                                          $83,374   $77,818
=============================================================================

Modification of hedging contracts
Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred until the formerly hedged items are recognized in earnings. These deferred gains (losses) are expected to be recognized as follows: $26.3 million in 2000, $20.8 million in 2001, $26.4 million in 2002, $(2.3) million in 2003, $(8.1) million in 2004, and $(1.7)
million thereafter.

Premiums received on gold and silver option contracts
Premiums received on gold and silver option contracts sold are deferred and recognized in earnings on the option expiration dates. These deferred premiums are expected to be recognized as follows: $10.5 million in 2000, $9.7 million in 2001, $1.4 million in 2002, $1.4 million in 2003, $3.3 million in 2004, and $4.5 million thereafter. Refer to note 4 for a discussion of the deferral of premiums paid on gold and silver option contracts purchased.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

7. CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The effective interest rate on the capital securities is 11%, or 12% compounded semi-annually during a period of interest deferral.

The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities. The present value of the capital securities' principal amount, $5.4 million, has been classified as debt within gold and other financings (note 5). The present value of the future interest payments of $94.6 million plus deferred accrued interest at December 31, 1999 of $27.0 million has been classified within a separate component of shareholders' equity as the Company has the unrestricted ability to settle the future interest payments by issuing its own common shares to the trustee for sale. Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings, and interest on the equity portion of the capital securities has been charged directly to deficit on the consolidated balance sheet. For purposes of per share calculations, the equity portion increases the loss attributable to common shareholders. See note 15 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

8. OTHER LONG-TERM OBLIGATIONS
                                                    1999          1998
----------------------------------------------------------------------------
Accrued reclamation and mine closure              $47,749       $42,891
Provision for McCoy/Cove pit wall remediation          --        15,183
Other                                               4,302         4,612
----------------------------------------------------------------------------
                                                   52,051        62,686
Less current portion included in accounts payable
and accrued liabilities                             4,204        14,743
----------------------------------------------------------------------------
                                                  $47,847       $47,943
============================================================================

Reclamation and mine closure
At December 31, 1999, the Company's future reclamation and mine closure costs are estimated to be $79.5 million. The aggregate obligation accrued to December 31, 1999 was $47.7 million, including accruals of $7.0 million in 1999, $6.3 million in 1998, and $8.8 million in 1997. The remaining $31.8 million will be accrued on the unit-of-production method over the remaining life of each mine. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and related costs. These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

Provision for McCoy/Cove pit wall remediation
In 1996, the Company recorded a $30.0 million provision related to the estimated costs to remove waste rock from a portion of the Cove pit wall that had collapsed at the McCoy/Cove mine in Nevada. Remediation work to permit mining in the affected portion of the Cove pit began in 1997 and was completed during the second quarter of 1999. Total spending for the pit wall remediation was $24.2

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

million. The unused portion of the remediation accrual of $5.8 million has been pooled with deferred mining costs.

9.   INTEREST AND OTHER

                                                                             1999                1998                1997
-------------------------------------------------------------------------------------------------------------------------
Interest income                                                          $   (166)          $    (328)          $  (2,517)
Interest expense                                                            4,723               5,559               5,686
Interest capitalized                                                           --                  --                (523)
Unrealized loss on share investments                                        1,508               3,013               6,643
(Gain) loss on sale of share investments                                     (485)                962                (466)
Gain on sale of plant and equipment                                          (251)             (1,457)             (2,293)
Other                                                                       2,865               4,096               2,538
-------------------------------------------------------------------------------------------------------------------------
                                                                         $  8,194           $  11,845           $   9,068
=========================================================================================================================

10.  LOSS (GAIN) ON SALE OF INTERESTS IN MINING AND OTHER PROPERTIES

                                                                             1999                1998                1997
-------------------------------------------------------------------------------------------------------------------------
Loss on sale of interest in Paredones Amarillos                          $ 13,795           $      --           $      --
Gain on sale of investment in Santa Elina                                      --              (6,252)                 --
Gain on sale of interests in other mining properties                           --              (1,195)             (3,877)
-------------------------------------------------------------------------------------------------------------------------
                                                                         $ 13,795           $  (7,447)          $  (3,877)
=========================================================================================================================

Loss on sale of interest in Paredones Amarillos
The Company agreed in the third quarter of 1999 to sell its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner. In return, the Company will receive full ownership of a mill owned by the joint venture, valued at $2.5 million, and a 2% net profits royalty related to Paredones Amarillos production, capped at $2.0 million. The joint venture partner will assume all project liabilities. In the third quarter of 1999, the Company recognized a loss on the sale of Paredones Amarillos of $13.8 million.

Gain on sale of investment in Santa Elina
In 1997, the Company recorded $143.6 million in provisions for impaired assets related to its investment in Santa Elina, which effectively eliminated the carrying value of the investment (note 11). In 1998, the Company sold its investment in Santa Elina, which had no book value, for $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company assigned no book value. The Company realized no gain when it sold the Chapada property in the second quarter of 1999.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

11.  PROVISION FOR IMPAIRED ASSETS AND OTHER CHARGES
The recoverability of the Company's carrying values of its operating and development properties are assessed each year by comparing carrying values to estimated future net cash flows from each property. The Company recorded a $346.0 million provision for impaired assets in 1997, as follows.

                                                Acquisition
                                   Deferred    and develop-      Plant and            Other       Legal and        Total
                                     mining      ment costs      equipment     assets (net)   closure costs         1997
------------------------------------------------------------------------------------------------------------------------
Operating properties:
   McCoy/Cove                        $47,000      $      --       $     --      $      --       $    --       $ 47,000
   Lupin                              17,198         43,435          4,367             --            --         65,000
   Kettle River                           --         11,220          3,780             --            --         15,000
------------------------------------------------------------------------------------------------------------------------
                                      64,198         54,655          8,147             --            --        127,000
------------------------------------------------------------------------------------------------------------------------
Other properties:
   Kingking                               --         46,183            314          3,467            --         49,964
   Santa Elina                            --        138,878          5,873         (1,133)           --        143,618
------------------------------------------------------------------------------------------------------------------------
                                          --        185,061          6,187          2,334            --        193,582
------------------------------------------------------------------------------------------------------------------------
Share investments                         --             --             --         15,641            --         15,641
Other                                     --             --             --          2,116         7,690          9,806
------------------------------------------------------------------------------------------------------------------------
Provision for impaired assets        $64,198      $ 239,716       $ 14,334      $  20,091       $ 7,690     $  346,029
------------------------------------------------------------------------------------------------------------------------
Severance expense                                                                                               16,636
------------------------------------------------------------------------------------------------------------------------
Provision for impaired assets and other charges                                                             $  362,665
========================================================================================================================

In 1997, the Company wrote off the carrying value of the Kingking project after electing not to exercise its option interest. In 1998, the Company issued 1,237,114 common shares at $3.03 per share to Nationwide Development Corporation ("Nadecor"), which held an ownership interest in the Kingking project. The share issuance settled any obligations of the Company owed to Nadecor.

In 1997, the Company wrote off its $143.6 million investment in Santa Elina, which included a copper/gold project, a number of small gold exploration properties, a significant land position and a hydro-power project in the feasibility stage.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


12.    INCOME TAX EXPENSE
Geographic components
The geographic components of earnings before income tax expense and income tax expense were as follows.

                                                                           1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
   Canada                                                              $(22,386)           $(23,471)          $(131,289)
   United States and other                                              (14,670)              3,702            (287,437)
-----------------------------------------------------------------------------------------------------------------------
                                                                       $(37,056)           $(19,769)          $(418,726)
=======================================================================================================================
Current income tax expense (recovery):
   Canada                                                              $    216            $    354           $     559
   United States and other                                                   --                  --               1,559
-----------------------------------------------------------------------------------------------------------------------
                                                                            216                 354               2,118
-----------------------------------------------------------------------------------------------------------------------
Deferred income tax expense (recovery):
   Canada                                                                    --                  --                  --
   United States and other                                                   --                  --                (336)
-----------------------------------------------------------------------------------------------------------------------
                                                                             --                  --                (336)
-----------------------------------------------------------------------------------------------------------------------
Income tax expense                                                     $    216            $    354           $   1,782
=======================================================================================================================

Effective tax rate
The effective tax rate on the Company's earnings differed from the combined Canadian federal and provincial corporate income tax rates of 43.5% for 1999 and 43.2% for 1998 and 1997 for the following reasons.

                                                                           1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                               $(37,056)           $(19,769)          $(418,726)
=======================================================================================================================
Income tax effect of:
   Expected Canadian federal and provincial corporate
         income taxes                                                  $(16,115)           $ (8,540)          $(180,890)
   Operating loss from which no tax benefit is derived                     (838)             12,720             161,385
   Canadian resource allowance and earned depletion                      (2,153)             (2,349)             (2,081)
   Foreign losses subject to different income tax rates                  18,182              (1,687)             23,978
   Other items                                                            1,140                 210                (610)
-----------------------------------------------------------------------------------------------------------------------
Income tax expense                                                     $    216            $    354           $   1,782
=======================================================================================================================
Effective tax rate (current and deferred)                                  (0.6%)              (1.8%)              (0.4%)
=======================================================================================================================

Loss carryforwards
At December 31, 1999, the Company had U.S. net operating loss carryforwards of approximately $382 million to apply against future taxable income and $193 million to apply against future alternative minimum taxable income. These loss carryforwards do not include the provisions for impaired assets (note 11), which have not yet been recognized fully for income tax purposes. The net operating loss carryforwards expire at various times from 2001 to 2018. Additionally, the Company has Canadian non-capital loss carryforwards of approximately $47 million and net capital loss carryforwards of approximately $36 million. The non-capital loss carryforwards expire at various times from 2003 to 2005. The net capital loss carryforwards have no expiration date.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Income tax payments
Income tax payments were $0.2 million in 1999, $1.6 million in 1998 and $0.2 million in 1997.

13.  PREFERRED SHARES
The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series is to consist of such number of shares and to have such designation, rights, privileges, restrictions and conditions as may be determined by the directors. No preferred shares are currently issued.

14.  COMMON SHARES
Changes in the number of common shares outstanding during the three years ended December 31, 1999 were as follows.

                                                                                        Number of
                                                                                           Shares            Amount
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                                            139,355,781          $709,534
1997:  Exercise of share options                                                           14,250                59
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                                            139,370,031           709,593
1998:  Issuance of shares to Nationwide Development Corporation (note 11)               1,237,114             3,750
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 and 1999                                                   140,607,145          $713,343
===================================================================================================================

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

A "permitted bid," which does not trigger the entitlement to acquire shares under the plan, is one that complies with applicable securities law in all jurisdictions where at least 5% of the Company's common shares are owned; is made to all shareholders for all outstanding shares; is open for a minimum of 60 days; takes up no shares until at least two-thirds of the outstanding shares have been tendered to the bid, including those owned by the acquiring person or group; and meets certain other conditions.

Unless confirmed by the shareholders of the Company at the annual meeting planned for May 2000, the shareholder rights plan will expire at that time.

Restricted share grant plan
Effective February 1997, the Company adopted a restricted share grant plan to provide incentive to officers of the Company. An aggregate of 750,000 common shares of the Company have been reserved for issuance under the plan, but no grants are outstanding. The vesting of any shares which may be granted under this plan is at the discretion of the Compensation Committee of the Board of Directors.

                              ECHO BAY MINES LTD

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Employee Share Incentive Plan and Director Equity Plan

These plans provide for the granting of options to purchase common shares to officers and employees (under the employee share incentive plan) and to eligible directors (under the director equity plan). Outstanding share options under the plans are exercisable at prices equal to the market value on the date of grant. The option holder may exercise each share option over a period of 10 years from the date of grant. Options generally vest in 25% increments on the first, second, third and fourth year anniversaries following the grant date. Option prices are denominated in Canadian dollars. No more grants are to be made under the director equity plan.

Changes in the number of options outstanding during the three years ended December 31, 1999 were as follows.

                                                   Employee Share Incentive Plan                    Director Equity Plan
                                                   -----------------------------           -----------------------------
                                                                         Weighted                               Weighted
                                                    Number of             Average          Number of             Average
                                                       Shares      Exercise Price             Shares      Exercise Price
------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1996              4,338,667        C$     12.85            157,900         C$    14.67
1997:   Options granted                             1,414,060                8.00             52,000                8.00
        Options exercised                             (14,250)               5.75                 --                  --
        Options expired                               (13,760)               9.75                 --                  --
        Options forfeited                            (732,598)              12.25            (14,950)              14.91
------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1997              4,992,119        C$     11.60            194,950         C$    12.87
1998:   Options granted                               857,906                3.59             45,500                3.70
        Options expired                               (78,700)               9.75                 --                  --
        Options forfeited                            (794,005)              10.35                 --                  --
------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1998              4,977,320         C$    10.44            240,450         C$    11.14
1999:   Options granted                             1,170,000                2.55                 --                  --
        Options expired                               (34,937)               9.75                 --                  --
        Options forfeited                            (618,697)               9.94                 --                  --
------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1999              5,493,686         C$     8.82            240,450         C$    11.14
========================================================================================================================

The number of shares reserved for future grants at December 31, 1999 are 4,118,816 under the Employee Share Incentive Plan. The number and weighted average price of shares exercisable under the Employee Share Incentive Plan are 3,521,787 at C$11.66 at December 31, 1999; 3,352,269 at C$12.29 at December 31,
1998; and 2,746,121 at C$12.78 at December 31, 1997. The number and weighted average price of shares exercisable under the Director Equity Plan are 171,575 at C$12.73 at December 31, 1999; 123,825 at C$13.69 at December 31, 1998; and
74,800 at C$14.22 at December 31, 1997.

                              ECHO BAY MINES LTD

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Options outstanding at December 31, 1999 had the following characteristics.

                                           Weighted       Weighted                              Weighted
   Number of                       Average Exercise        Average        Number of     Average Exercise
      Shares            Exercise    Price of Shares    Years Until           Shares      Price of Shares
 Outstanding         Price Range        Outstanding     Expiration      Exercisable          Exercisable
--------------------------------------------------------------------------------------------------------
 Employee Share Incentive Plan
 -----------------------------
   1,887,043     C$2.55 - C$3.59         C$    2.95              9          183,888           C$    3.59
   1,291,888       5.75 -   8.88               7.99              5        1,131,136                 7.99
   1,725,119      10.70 -  15.75              13.11              5        1,624,238                13.26
     589,636      16.25 -  19.63              16.92              4          582,525                16.89
 Director Equity Plan
 --------------------
      97,500     C$3.70 - C$8.00         C$    5.99              8           37,375           C$    6.70
     142,950      12.50 -  18.25              14.64              5          134,200                14.41
--------------------------------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States, as described below.

In accordance with Canadian GAAP, the present value of the principal amount of the capital securities issued in 1997 is classified as debt within gold and other financings, while the present value of the future interest payments is classified as a separate component of shareholders' equity (note 7). The deferred accrued interest is classified within this equity component as the Company has the option to satisfy the deferred interest by delivering common shares. The related issuance costs were allocated proportionately to deferred financing charges and retained earnings based on the debt and equity classifications. Interest on the capital securities has been allocated proportionately to interest expense and deficit based on the debt and equity classifications. Under U.S. GAAP, the face value of the securities would be classified entirely as debt within gold and other financings; the related issuance costs would be classified as deferred financing charges within long-term investments and other assets and would be amortized to interest expense over the life of the securities; and the interest on the capital securities would be classified entirely as interest expense.

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

At December 31, 1999, the Company had 105,000 ounces of gold call options sold with a strike price of $340 per ounce. The Company sold these call options in the third quarter of 1999 to enhance prices on certain of its gold forward contracts. The Company has limited the potential loss on these call options to $60 per ounce if the spot price of gold reaches levels above $340 per ounce by purchasing 105,000 ounces of gold call options at a strike price of $400 per ounce. In accordance with U.S. GAAP, the

                              ECHO BAY MINES LTD

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

105,000 ounces of gold call options sold would not qualify for hedge accounting and therefore would be marked to market at December 31, 1999. As a result, the Company has recorded an unrealized loss on gold call options sold of $2.1 million in 1999 under U.S. GAAP.

In accordance with Canadian GAAP, the severance costs associated with the temporary suspension of operations at Lupin were recognized on the commitment date (generally defined as the date the severance plan is established and approved by management) which occurred in 1997. Conditions for recognizing involuntary termination benefits under U.S. GAAP include similar criteria as Canadian GAAP. Additionally, however, the benefit arrangement must also have been communicated to employees. As the Lupin severance activities were not communicated to employees prior to December 31, 1997, under U.S. GAAP the related costs would be recognized in 1998.

The Company previously disclosed a difference of $36.4 million between Canadian and U.S. GAAP regarding the cost of the 1996 Santa Elina acquisition, which under U.S. GAAP would have increased mining properties and common shares by $36.4 million. Additionally, the Company disclosed a difference between Canadian and U.S. GAAP regarding Santa Elina resulting from differences between the allocated values and the tax bases of assets acquired and liabilities assumed. Under U.S. GAAP, this would result in an increased allocation to mining properties of $46.6 million and a corresponding deferred income tax liability related to the tax effect of the future amortization resulting from the increased basis. The valuation difference of $36.4 million and the deferred tax difference of $46.6 million have been eliminated following the write-off of the Santa Elina assets in 1997 (note 11). Due to the increased basis in Santa Elina under U.S. GAAP, the 1997 write-off under U.S. GAAP would exceed the write-off of $143.6 million recognized under Canadian GAAP by $36.4 million, comprised of the original valuation difference ($36.4 million) and the deferred tax difference ($46.6 million), offset by the recognition of a deferred tax benefit ($46.6 million).

In accordance with Canadian GAAP, certain of the Company's mining properties are amortized over proven and probable reserves and other mineralization. Under U.S. GAAP, only proven and probable reserves would be used as the basis for amortization.

Certain 1998 and 1997 U.S. GAAP financial information has been adjusted to amend the reconciling amounts originally presented for mining properties and share investments. As a result, in comparison to amounts previously reported, net loss under U.S. GAAP has been increased by $0.9 million in 1998 and decreased by $5.8 million in 1997, and common shareholders' equity at December 31, 1998 has been increased by $11.5 million.

                              ECHO BAY MINES LTD

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The effects on the consolidated statement of earnings of the above differences would have been as follows.

                                                                          1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                                          $(37,272)            $(20,123)           $(420,508)
Additional interest expense on capital securities                      (13,697)             (12,432)              (5,714)
Change in market value of foreign exchange contracts                     5,540               (2,640)              (8,110)
Unrealized loss on gold call options sold                               (2,146)                  --                   --
Amortization of deferred financing costs on capital securities            (633)                (633)                (475)
Recognition of severance expense                                            --               (4,980)               4,980
Write-off of Santa Elina properties, net of income tax                                                           (36,428)
 benefit   of $46.6 million (note 11)                                       --                   --
Amortization of mining properties                                           --                   --               11,526
------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                              $(48,208)            $(40,808)           $(454,729)
========================================================================================================================
Loss per share under U.S. GAAP                                        $  (0.34)            $  (0.29)           $   (3.26)
========================================================================================================================

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                                      Unrealized
                                                         Loss on    Foreign    Santa Elina
                                          Canadian  Call Options    Exchange   Acquisition/    Capital        U.S.
December 31, 1999                             GAAP          Sold   Contracts    Write-off    Securities       GAAP
------------------------------------------------------------------------------------------------------------------
Long-term investments and other assets    $ 29,255  $         --   $      --   $         --  $    1,425   $ 30,680
Gold and other financings                   56,669            --          --             --      97,581    154,250
Deferred income                             93,899            --      (5,995)            --          --     87,904
Other long-term obligations                 47,847         2,146       1,233             --      27,035     78,261
Common shares                              713,343            --          --         36,428          --    749,771
Capital securities                         124,616            --          --             --    (124,616)        --
Deficit                                    714,844         2,146      (4,762)        36,428      (1,425)   747,231
Common shareholders' equity                101,101        (2,146)      4,762             --    (123,191)   (19,474)
------------------------------------------------------------------------------------------------------------------

                                                                   Foreign       Santa Elina
                                                 Canadian         Exchange      Acquisition/          Capital              U.S.
December 31, 1998                                    GAAP        Contracts         Write-off       Securities              GAAP
-------------------------------------------------------------------------------------------------------------------------------
Long-term investments and other assets           $ 16,196        $      --         $      --        $   2,059          $ 18,255
Accounts payable and accrued liabilities           43,609               --                --            3,000            46,609
Gold and other financings                          52,771               --                --           95,131           147,902
Deferred income                                    79,545           (5,995)               --               --            73,550
Other long-term obligations                        47,943            6,774                --           12,731            67,448
Common shares                                     713,343               --            36,428               --           749,771
Capital securities                                110,862               --                --         (110,862)               --
Deficit                                           663,875              779            36,428           (2,059)          699,023
Common shareholders' equity                       133,754             (779)               --         (108,803)           24,172
-------------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The continuity of shareholders' equity from December 31, 1998 to December 31, 1999 under U.S. GAAP would have been as follows.

                                                     1999
-----------------------------------------------------------
Balance, beginning of year                       $ 24,172
Net loss                                          (48,208)
Foreign currency translation                        4,562
-----------------------------------------------------------
Balance, end of year                             $(19,474)
===========================================================

For purposes of preparing U.S. GAAP financial information, the Company has adopted U.S. Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," which requires the reporting of all changes in equity during a period from non-owner sources as part of a full set of financial statements. These changes would include foreign currency translation adjustments and activity related to unrealized gains or losses included as a separate component of common shareholders' equity under U.S. GAAP.

The following statement of comprehensive loss would be disclosed in accordance with U.S. GAAP.

                                                                             1999               1998               1997
-------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                 $(48,208)          $(40,808)         $(454,729)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), after a nil income tax effect:
 Foreign currency translation adjustments                                   4,562             (6,211)            (5,071)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                           4,562             (6,211)            (5,071)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                       $(43,646)          $(47,019)         $(459,800)
=========================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                     1999              1998
-----------------------------------------------------------------------------
Foreign currency translation                     $(22,014)         $(26,576)
-----------------------------------------------------------------------------
Accumulated other comprehensive loss             $(22,014)         $(26,576)
=============================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

U.S. GAAP tax disclosure
Significant components of the Company's deferred tax liabilities and assets under U.S. GAAP disclosure requirements would have been as follows.

                                                                       1999                           1998
---------------------------------------------------------------------------  -----------------------------
                                                           U.S.                             U.S.
millions of U.S. dollars                     Canada   and other       Total   Canada   and other     Total
---------------------------------------------------------------------------  -----------------------------
Deferred tax liabilities:
 Tax over book depreciation and depletion    $ 10.3     $    --     $  10.3     $ 11.1   $    --   $  11.1
 Other tax liabilities                          8.0         0.7         8.7        5.1       3.3       8.4
---------------------------------------------------------------------------  -----------------------------
Total deferred tax liabilities                 18.3         0.7        19.0       16.2       3.3      19.5
---------------------------------------------------------------------------  -----------------------------
Deferred tax assets:
 Net operating loss and other carryforwards    37.3       135.4       172.7       38.1     142.8     180.9
 Book over tax depreciation and depletion      36.2        16.3        52.5       32.9      10.8      43.7
 Accrued liabilities                            4.3        25.9        30.2        3.9      27.5      31.4
 Other tax assets                              21.0         4.7        25.7       19.1       4.7      23.8
---------------------------------------------------------------------------  -----------------------------
Total deferred tax assets before allowance     98.8       182.3       281.1       94.0     185.8     279.8
Valuation allowance for deferred tax assets   (87.9)     (181.6)     (269.5)     (83.2)   (184.6)   (267.8)
---------------------------------------------------------------------------  -----------------------------
Total deferred tax assets                      10.9         0.7        11.6       10.8       1.2      12.0
---------------------------------------------------------------------------  -----------------------------
Net deferred tax liabilities                 $  7.4     $    --     $   7.4     $  5.4   $   2.1   $   7.5
===========================================================================  =============================

The net increase in the valuation allowance for deferred tax assets was $1.7 million for 1999 and $31.3 million for 1998.

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

Had the Company adopted Statement No. 123 for its U.S. GAAP disclosure, the following net losses would have been reported.

                                                                   1999                 1998                  1997
--------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                       $(48,208)            $(40,808)            $(454,729)
Pro forma stock compensation expense,
 after a nil income tax effect                                   (1,845)              (1,654)               (2,126)
--------------------------------------------------------------------------------------------------------------------
Pro forma net loss under U.S. GAAP                             $(50,053)            $(42,462)            $(456,855)
====================================================================================================================
Pro forma loss per share under U.S. GAAP                       $  (0.36)            $  (0.30)            $   (3.28)
====================================================================================================================

The Company has utilized the Black-Scholes option valuation model to estimate the fair value of options granted, assuming a weighted average option life of 6 years, risk-free interest rates ranging from 4.87% to

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

6.64%, dividend yields ranging from nil to 1% and volatility factor of 60% for 1999 grants, 50% for 1998 grants and 40% for 1997, 1996 and 1995 grants. The weighted average fair value of options granted is estimated at $1.08 per share in 1999, $1.27 per share in 1998 and $3.98 per share in 1997.

Other
The estimated fair values of cash and cash equivalents, short-term investments, currency loans and the capital securities obligation approximate their book values. The fair values were determined from quoted market prices or estimated using discounted cash flow analysis. See note 18 for further disclosure regarding estimated fair values of financial instruments.

In 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 2000. The impact of the new standard on the Company's financial information prepared under U.S. GAAP has not yet been determined.

16.  JOINT VENTURES
Summarized below are the Company's 50% interest in the Round Mountain mine, and 58% interest in Santa Elina (1997 only), accounted for by the proportionate consolidation method. In 1997, the Company wrote off its entire investment in Santa Elina of $143.6 million (note 11).

                                                                  1999                  1998                   1997
--------------------------------------------------------------------------------------------------------------------
Revenues                                                      $ 87,469              $ 87,748              $  79,864
Expenses:
  Operating costs                                               52,880                51,359                 48,413
  Royalties                                                      5,021                 5,078                  5,250
  Production taxes                                                  57                   654                    942
  Depreciation and amortization                                 17,704                16,274                 13,548
  Reclamation and mine closure                                   2,438                 1,787                  1,673
  Exploration                                                      431                   613                  8,615
  Provision for impaired assets                                     --                    --                142,056
  Other                                                            753                 3,281                  2,693
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                           $  8,185              $  8,702              $(143,326)
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
                                                                  1999                  1998                   1997
--------------------------------------------------------------------------------------------------------------------
Current assets                                                $ 33,105              $ 69,461              $  62,781
Non-current assets                                             126,611               120,956                123,435
Current liabilities                                            (10,667)               (9,370)               (11,031)
Non-current liabilities                                        (18,845)              (19,965)               (29,214)
--------------------------------------------------------------------------------------------------------------------
Equity                                                        $130,204              $161,082              $ 145,971
====================================================================================================================

                                                                  1999                  1998                   1997
--------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in):
  Operating activities                                        $  9,108              $ 16,286              $   7,910
  Investing activities                                         (12,799)              (12,438)               (28,383)
  Financing activities                                              --                    --                 15,811
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                               $ (3,691)             $  3,848              $  (4,662)
====================================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

17.  SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In 1999 and 1998, the Company had three operating mines in the United States: Round Mountain in Nevada; McCoy/Cove in Nevada; and Kettle River in Washington. All are 100% owned except for Round Mountain, which is 50% owned. In January 1998, the Company temporarily suspended operations at its 100% owned Lupin mine in the Nunavut Territory, Canada. In the fourth quarter of 1999, the Company announced plans to reopen the Lupin mine, with the first production expected to occur in April 2000.

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

Gold Production (ounces)                                            1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                             270,904              255,252              238,840
McCoy/Cove                                                       124,536              167,494              187,034
Kettle River                                                     104,396              113,692              129,866
Lupin                                                                 --                   --              165,335
--------------------------------------------------------------------------------------------------------------------
Total gold                                                       499,836              536,438              721,075
====================================================================================================================

Silver Production (ounces)                                          1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                               8,430,072            9,412,823           11,021,708
====================================================================================================================

Cash Operating Costs per Ounce of Gold Produced                     1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------------
Round Mountain                                                $      200           $      198          $       207
McCoy/Cove                                                           221                  203                  271
Kettle River                                                         238                  244                  227
Lupin                                                                 --                   --                  284
--------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                         $      215           $      208          $       249
====================================================================================================================

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                             1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                              $   53,055           $   51,502          $    48,549
  McCoy/Cove                                                      63,429               66,606               89,577
  Kettle River                                                    23,332               29,016               27,665
  Lupin                                                               --                1,645               47,329
--------------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements                   139,816              148,769              213,120
Change in finished goods inventories and other                     2,381               (1,704)              10,956
Co-product cost of silver produced                               (34,732)             (35,486)             (44,528)
--------------------------------------------------------------------------------------------------------------------
Cash operating costs                                          $  107,465           $  111,579          $   179,548
====================================================================================================================
Gold ounces produced                                             499,836              536,438              721,075
====================================================================================================================
Cash operating costs per ounce                                $      215           $      208          $       249
====================================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The Company's management generally monitors revenues on a consolidated basis. Information regarding the Company's consolidated revenues is provided below.

                                                         1999           1998            1997
---------------------------------------------------------------------------------------------------
Total gold and silver revenues                       $210,351       $232,181        $305,429
Average gold price realized per ounce                $    325       $    333        $    362
Average silver price realized per ounce              $   5.69       $   5.88        $   5.26
---------------------------------------------------------------------------------------------------

Depreciation and amortization by minesite is as follows.

                                                                    1999           1998           1997
---------------------------------------------------------------------------------------------------------
Round Mountain                                                   $17,704        $16,274        $13,548
McCoy/Cove                                                        22,743         29,034         36,126
Kettle River                                                       6,141          9,315         11,438
Lupin                                                              5,381          6,233         15,885
Depreciation of non-minesite assets                                2,972          2,430          2,319
---------------------------------------------------------------------------------------------------------
Total depreciation and amortization per financial statements     $54,941        $63,286        $79,316
=========================================================================================================

Total assets by minesite are as follows.
                                                 1999               1998
---------------------------------------------------------------------------
Minesites:
  Round Mountain                             $127,435           $135,302
  McCoy/Cove                                   63,521             84,119
  Kettle River                                  9,398             14,928
  Lupin                                        33,983             38,010
Development properties:
  Aquarius                                     51,589             49,527
  Paredones Amarillos                              --             16,451
Non-minesite assets                            53,936             29,739
---------------------------------------------------------------------------
Total assets                                 $339,862           $368,076
===========================================================================

Capital expenditures by minesite are as follows.

millions of U.S. dollars           1999         1998          1997
--------------------------------------------------------------------
Round Mountain                    $ 7.7        $12.6         $30.7
McCoy/Cove                          1.1          1.3           2.2
Kettle River                        0.4          1.5           3.8
Lupin                                --           --          12.3
--------------------------------------------------------------------

Financial information regarding geographic areas is set out below.

                                      1999          1998               1997
-----------------------------------------------------------------------------
Revenue:
  Canada                          $     --      $ 11,360           $ 68,959
  United States                    210,351       220,821            236,470
-----------------------------------------------------------------------------
Total revenue                     $210,351      $232,181           $305,429
=============================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

                                      1999               1998           1997
------------------------------------------------------------------------------
Assets:
  Canada                          $ 89,095           $ 92,457       $125,346
  United States                    247,653            267,843        296,962
  Other                              3,114              7,776         10,459
------------------------------------------------------------------------------
Total assets                      $339,862           $368,076       $432,767
==============================================================================

18.  HEDGING ACTIVITIES AND COMMITMENTS
The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

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

Margin deposits are required by certain of the Company's counterparties if the fair value of the hedge position is less than the predetermined margin threshold. The Company regularly reviews its margin risk and attempts to mitigate this risk by modifying its hedge position whenever market conditions allow. The increase in the gold price in September 1999 eroded the market value of the Company's gold and silver hedge position to a point where the Company felt such modifications were appropriate. At the end of September 1999, the Company repurchased a significant portion of its gold and silver forward sales commitments and restructured its gold and silver option positions to better complement the new forward sales positions. The Company purchased 606,250 ounces of gold call options at an average strike price of $357 per ounce. These purchased call options have expiration dates that match the Company's forward sales commitments and call options sold and have strike prices ranging from $20 to $60 per ounce above the forward sales prices and call options sold strike prices. The quantity of call options purchased is equal to 70% of the Company's forward sales and call options sold in the years 2000 to 2005 and will allow the Company to participate in price rallies above the call option strike prices while reducing the Company's margin risk related to these commitments. A similar strategy has been implemented for the Company's silver hedge position. The gains and losses comprising the $4.8 million net cost of the

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

repurchases have been deferred and will be recognized in revenue as the formerly hedged gold and silver is sold. These deferred gains (losses) will be recognized as follows: $(0.1) million in 1999, $8.9 million in 2000, $1.9 million in 2001, $(2.5) million in 2002, $(2.5) million in 2003, $(8.3) million in 2004, $(1.1)
million in 2005, and $(1.1) million in 2006.

The Company's hedge contracts require the Company to pay the three month gold lease rate on 300,000 of its 467,917 ounces of forward sales and on 105,000 of its 292,500 ounces of call options sold. The three-month gold lease rate was approximately 1.5% at the end of 1999. The gold lease payments are made on a quarterly basis. For accounting purposes, the amounts are being deferred and recognized in revenue as the hedged gold is sold. The Company has no floating silver lease rate contracts.

Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred until the formerly hedged items are recognized in earnings (note 6).

Premiums paid or received on gold and silver options contracts purchased or sold are deferred and recognized in earnings on the option expiration dates (notes 4 and 6).

Gold and silver commitments
The Company's gold and silver commitments at December 31, 1999 were as follows.

                                                  Gold                                   Silver
                    ----------------------------------     --------------------------------------
                         Forward              Price of           Forward               Price of
                           Sales          Forward Sale             Sales          Forward Sales
                        (ounces)           (per ounce)          (ounces)            (per ounce)
-------------------------------------------------------------------------------------------------
2000                     167,917                  $310         1,500,000                  $5.85
2001                     105,000                   315         1,500,000                   5.85
2002                      60,000                   315                --                     --
2003                      60,000                   315                --                     --
2004                      60,000                   315                --                     --
2005                      15,000                   315                --                     --
-------------------------------------------------------------------------------------------------
                         467,917                  $313         3,000,000                  $5.85
=================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The Company's option position at December 31, 1999 was as follows.

                       Put Options                                              Call Options
                         Purchased            Put Options Sold                     Purchased                Call Options Sold
               -------------------       ---------------------        ----------------------            ---------------------
                      Strike Price                Strike Price                  Strike Price                     Strike Price
                  Ounces per Ounce            Ounces per Ounce              Ounces per Ounce                 Ounces per Ounce
-----------------------------------------------------------------------------------------------------------------------------
Gold
----
2000             268,750     $ 273          66,667       $ 290         167,917         $ 338             187,500         $360
2001                  --        --              --          --         105,000           351                  --           --
2002                  --        --              --          --          60,000           360                  --           --
2003                  --        --              --          --          60,000           360                  --           --
2004                  --        --              --          --          60,000           360                  --           --
2005                  --        --              --          --         120,000           395             105,000          340
-----------------------------------------------------------------------------------------------------------------------------
                 268,750     $ 273          66,667       $ 290         572,917         $ 359             292,500         $353
=============================================================================================================================
Silver
------
2000           1,000,000     $6.00       2,500,000       $4.75       1,500,000         $6.60                  --         $ --
2001           1,000,000      6.00       2,500,000        4.75       1,500,000          6.60                  --           --
-----------------------------------------------------------------------------------------------------------------------------
               2,000,000     $6.00       5,000,000       $4.75       3,000,000         $6.60                  --         $ --
=============================================================================================================================

Currency position
At December 31, 1999, the Company had an obligation under foreign currency exchange contracts to purchase C$24.0 million in 2000 at an exchange rate of C$1.34 to U.S.$1.00.

Other hedging activity information

Shown below are the carrying amount, estimated fair value and unrealized gain on the Company's gold loans at December 31, 1998 (note 5). The carrying amount includes deferred income recorded on the balance sheet related to gold loan remeasurement. The Company had no outstanding gold loans at December 31, 1999.

                                                        December 31, 1998
-----------------------------------------------------------------------------
                              Carrying          Estimated       Unrealized
                                Amount         Fair Value             gain
-----------------------------------------------------------------------------
Gold loans                      $9,400             $6,900           $2,500
=============================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Shown below are the carrying amounts and estimated fair values of the Company's other outstanding hedging instruments at December 31, 1999 and 1998.

                                                          December 31, 1999               December 31, 1998
                                               ----------------------------    ----------------------------
                                               Carrying           Estimated    Carrying           Estimated
                                                 Amount          Fair Value      Amount          Fair Value
---------------------------------------------------------------------------    ----------------------------
   Gold forward sales                          $     --          $     (900)   $     --          $   25,400
   Silver forward sales                              --               1,000          --              12,900
   Gold options      - puts purchased             1,400               1,700       1,600               2,400
                     - calls sold                (4,100)             (5,600)         --                  --
                     - puts sold                 (1,300)               (600)         --                  --
                     - calls purchased            9,100               8,000          --                  --
   Silver options    - puts purchased             2,500               1,400       2,500               2,100
                     - calls sold                    --                  --      (3,400)               (500)
                     - puts sold                 (2,200)               (500)    (10,100)             (6,100)
                     - calls purchased            1,000                 300      10,100                 700
   Foreign currency contracts                        --              (1,200)         --              (6,800)
   Crude oil contracts                               --                  --          --                (100)
---------------------------------------------------------------------------    ----------------------------
                                                                 $    3,600                      $   30,000
===========================================================================    ============================

Fair values are estimated for the contract settlement dates based on market quotations of various input variables. These variables are used in valuation models that estimate the fair market value.

The fair value of the Company's hedged position can be affected by market conditions beyond the Company's control. The effect of changes in various market factors on the Company's outstanding hedged position at December 31, 1999 would be as follows.

                                                                                                   Effect on
                                                                             Amount of       Market Value of
                                                                                Change       Hedged Position
------------------------------------------------------------------------------------------------------------
Change in:
  Gold prices                                                            $ 10.00/ounce               $ 4,600
  Silver prices                                                          $  0.25/ounce               $   800
  Interest rates (effect on gold and silver forward sales and options)         1%                    $ 3,000
------------------------------------------------------------------------------------------------------------

                             ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Hedging gains and losses represent the difference between spot or market prices and realized amounts. Shown below are the hedging gains (losses) recognized in earnings.

                                                   1999        1998         1997
--------------------------------------------------------------------------------
Revenue:
  Gold loans and swaps                         $  1,658    $  3,096      $ 1,891
  Gold forward sales                             17,710       7,179        1,001
  Silver forward sales                            3,439       3,118          508
  Gold and silver options                         4,077      11,122        3,131
Operating costs:
  Foreign currency contracts                     (3,068)     (2,805)       1,317
  Crude oil contracts                                --        (636)       1,343
Interest expense:
  Gold swap on capital securities                    --          --          156
--------------------------------------------------------------------------------
                                               $ 23,816    $ 21,074      $ 9,347
================================================================================

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

Operating lease commitments
The Company's principal lease commitments are for equipment and office premises. The Company incurred $3.0 million in rental expense in 1999, net of $1.5 million in rental income related to office subleases. The Company's commitments under the remaining terms of the leases are approximately $11.2 million, payable as follows: $2.7 million in 2000, $2.1 million in 2001, $1.9 million in 2002, $1.6 million in 2003, $1.5 million in 2004 and $1.4 million thereafter.

                         QUARTERLY FINANCIAL HIGHLIGHTS
                                  (Unaudited)
                (millions of U.S. dollars except per share data)

                                         Net Earnings            Loss per
                           Revenue              (Loss)              Share
-------------------------------------------------------------------------
1999
First quarter              $  48.8            $  (5.1)            $ (0.06)
Second quarter                50.9               (7.0)              (0.07)
Third quarter                 54.2              (19.9)              (0.17)
Fourth quarter                56.5               (5.3)              (0.06)
-------------------------------------------------------------------------
Total                      $ 210.4            $ (37.3)            $ (0.36)
-------------------------------------------------------------------------

1998
First quarter              $  52.9            $  (7.6)            $ (0.07)
Second quarter                65.3                2.1               (0.01)
Third quarter                 55.6               (6.0)              (0.06)
Fourth quarter                58.4               (8.6)              (0.09)
-------------------------------------------------------------------------
Total                      $ 232.2            $ (20.1)            $ (0.23)
-------------------------------------------------------------------------

In 1999, net loss includes the loss on the sale of the Company's interest in Paredones Amarillos of $13.8 million in the third quarter of 1999. In 1998, net earnings (loss) includes the gain on the sale of the Company's investment in Santa Elina of $6.3 million in the second quarter of 1998. See note 10 to the consolidated financial statements.

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

                                    PART IV

   ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial Statements included in Part II, Item 8 Echo Bay Mines Ltd.

                                                                            Page
                                                                            ----
Management's Responsibility For Financial Reporting........................   57
Report Of Independent Chartered Accountants................................   58
Consolidated Balance Sheet.................................................   59
Consolidated Statement Of Operations.......................................   60
Consolidated Statement Of Deficit..........................................   60
Consolidated Statement Of Cash Flow........................................   61

2.   Financial Statement Schedules included in Part IV
     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits required to be filed by Item 601 of Regulation S-K
     Exhibits 21, 23.1, 24 and 27 are filed herewith. All other exhibits are incorporated by reference as indicated below.

     Exhibit
       No.     Exhibit Description
       ---     -------------------

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

      10.7 Second Amended and Restated Gold Bullion Loan Agreement dated as of February 11, 1999 (incorporated herein by reference to exhibit 10.7 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1998).

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

                                       ECHO BAY MINES LTD.


                                       By: /s/ Robert L. Leclerc
                                           ------------------------------------
                                           Robert L. Leclerc, Chairman, Chief
                                           Executive Officer and Director

                                       Date: February 18, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

Signature                                                 Title                           Date
/s/ Robert L. Leclerc                                Chairman, Chief Executive       February 18, 2000
--------------------------------------------         Officer and Director
Robert L. Leclerc

/s/ Tom S.Q. Yip                                     Vice President, Finance and
--------------------------------------------         Chief Financial Officer
Tom S.Q. Yip

/s/ David A. Ottewell                                Controller and Principal
--------------------------------------------         Accounting Officer
David A. Ottewell

* JOHN N. ABELL
* LATHAM C. BURNS
* JOHN G. CHRISTY
* PETER CLARKE
* ROBERT L. LECLERC
* JOHN F. MCOUAT
* MONICA E. SLOAN
* R. GEOFFREY P. STYLES                              *  A majority of the
                                                        Board of Directors

* By  /s/ Lois-Ann L. Brodrick                                                       February 18, 2000
      --------------------------------------
      Lois-Ann L. Brodrick, Attorney-in-fact

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-K
                                   ---------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1999
                       Commission File Number:   1-8542


                              ECHO BAY MINES LTD.
            (Exact name of registrant as specified in its charter)


                                   EXHIBITS


================================================================================

Exhibits 21, 23.1, 24 and 27 are filed herewith. All other exhibits are incorporated by reference as indicated below.

Exhibit No.  Exhibit Description
-----------  -------------------

     2.1     Share Subscription and Purchase Agreement among Sercor, Ltd.,
             Echo Bay Mines Ltd. and Kendall Gold Corporation (incorporated by reference to Exhibit 2.1 of the report on Form 8-K of file no.
             1-8542 filed on April 24, 1996).
     2.2     Merger Agreement between Santa Elina Gold Corporation and Kendall
             Gold Corporation (incorporated by reference to Exhibit 2.2 of the report on Form 8-K of file no. 1-8542 filed on April 24, 1996).
     3.1     Restated Articles of Incorporation of the Registrant
             (incorporated herein by reference to Exhibit 3(a) of Registration
             Statement No. 2-84687).
     3.2     By-Laws of the Registrant (incorporated herein by reference to
             Exhibit 3(b) of Registration Statement No. 2-84687).
     4.1     Shareholder rights plan, dated September 2, 1994 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on October 14, 1994).
     4.2     Shelf registration statement, as amended, dated February 12, 1998
             (incorporated herein by reference to Registration Statement 333-
             35857 and amendments thereto).
     4.3     Indenture and First Supplemental Indenture between Echo Bay Mines
             Ltd. and Bankers Trust Company and Global Security for 11%
             Capital Securities dated March 27, 1997 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on March 31, 1997).
    10.1     Employee Share Incentive Plan (incorporated herein by reference to Exhibit 10(n) of Registration Statement No. 2-84687).
    10.2     Amendment dated February 18, 1986, to the Employee Share
             Incentive Plan described in 10.1 above (incorporated herein by reference to Exhibit 10.29 of the report on Form 10-K of file No.
             1-8542 for the year ended December 31, 1986).
    10.3     Director Equity Plan and amendment to Employee Share Incentive
             Plan (incorporated herein by reference to Registration Statement on Form S-8, file No. 33-91696).
    10.4     Employment Agreement dated May 10, 1996 with Robert L. Leclerc
             (incorporated herein by reference to exhibit 10.6 of the report on Form 10-K of file No. 1-8542 for the year ended December 31,
             1996).
    10.5     Employee Share Incentive Plan and Restricted Share Grant Plan
             (incorporated herein by reference to Registration Statement on
             Form S-8, file No. 333-31835).
    10.6     Registration Statement dated May 14, 1998 (incorporated herein by reference to Registration Statement on Form S-3, file No. 333-
             52613 and amendments thereto).
    10.7     Second Amended and Restated Gold Bullion Loan Agreement, dated as of February 11, 1999 (incorporated herein by reference to exhibit
             10.7 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1998).
    21       Subsidiaries of the Registrant.
    23.1     Consent of Ernst & Young LLP.
    24       Power of Attorney.
    27       Financial Data Schedule.