Form 10-Q
period 2000-03-31
ECHO BAY MINES LTD
filed 2000-05-05
CIK 722080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2000
                                                       --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to_______

                 Commission File Number               1-8542
                                                    ----------

                              ECHO BAY MINES LTD.
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Incorporated under the laws
              of Canada                                       None
----------------------------------------              ------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  Suite 540, 6400 S. Fiddlers Green Circle
                Englewood, CO                              80111-4957
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code (303) 714-8600
                                                   ----- ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X      No
                                        -------      _______

                 Title of Class                  Shares Outstanding as of
                -----------------                     May 3, 2000
                  Common Shares                    ------------------
            without nominal or par value              140,607,145

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                                                Page
                                                                                               -----

PART I - FINANCIAL INFORMATION

  ITEM 1.  Condensed Financial Statements (Unaudited)..............................................1

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..11

PART II -  OTHER INFORMATION

  ITEM 1.  Legal Proceedings......................................................................23

  ITEM 6.  Exhibits and Reports on Form 8-K.......................................................23

SIGNATURE........................................................................................ 24

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                                                       March 31                December 31
thousands of U.S. dollars                                                            2000                       1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                       $  2,397                    $  3,401
 Short-term investments                                                             2,027                       2,042
 Interest and accounts receivable                                                   3,020                       2,942
 Inventories (note 2)                                                              51,940                      37,204
 Prepaid expenses and other assets                                                 16,194                      15,621
----------------------------------------------------------------------------------------------------------------------------
                                                                                   75,578                      61,210

Plant and equipment (note 3)                                                      159,380                     167,438
Mining properties (note 3)                                                         80,040                      81,959
Long-term investments and other assets                                             25,037                      29,255
----------------------------------------------------------------------------------------------------------------------------
                                                                                $ 340,035                   $ 339,862
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                       $  32,783                   $  29,961
 Income and mining taxes payable                                                    3,496                       3,004
 Gold and other financings (note 4)                                                14,375                      13,750
 Deferred income (note 5)                                                          11,282                      10,525
----------------------------------------------------------------------------------------------------------------------------

                                                                                   61,936                      57,240

Gold and other financings (note 4)                                                 49,156                      42,919
Deferred income (note 5)                                                           75,177                      83,374
Other long-term obligations                                                        49,634                      47,847
Deferred income taxes                                                               5,825                       7,381

Commitments and contingencies (notes 10 and 11)

Common shareholders' equity:
 Common shares, no par value, unlimited number authorized;
 140,607,145 shares issued and outstanding                                        713,343                     713,343
 Capital securities (note 6)                                                      128,416                     124,616
 Deficit                                                                         (721,142)                   (714,844)
 Foreign currency translation                                                     (22,310)                    (22,014)
----------------------------------------------------------------------------------------------------------------------------
                                                                                   98,307                     101,101
----------------------------------------------------------------------------------------------------------------------------
                                                                                $ 340,035                   $ 339,862
============================================================================================================================

See accompanying notes to interim consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS                                                                      Three months ended
thousands of U.S. dollars,                                                                                          March 31
except for per share data                                                                         2000                  1999
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                                  $      51,797           $    48,782
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                                                                30,209                32,413
 Royalties                                                                                       1,562                 1,748
 Production taxes                                                                                  525                    86
 Depreciation and amortization                                                                  11,698                12,801
 Reclamation and mine closure                                                                    2,269                 1,816
 General and administrative                                                                      1,586                 1,873
 Exploration and development                                                                     6,023                 2,117
 Interest and other (note 7)                                                                     2,023                   954
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                55,895                53,808
-----------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                        (4,098)               (5,026)
-----------------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery):
 Current                                                                                            75                    75
 Deferred                                                                                       (1,500)                   --
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                (1,425)                   75
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 $      (2,673)            $  (5,101)
=============================================================================================================================
Net loss attributable to common shareholders (note 6)                                    $      (6,298)            $  (8,326)
=============================================================================================================================
Loss per share                                                                           $       (0.04)            $   (0.06)
=============================================================================================================================
Weighted average number of shares outstanding (thousands)                                      140,607               140,607
=============================================================================================================================

CONSOLIDATED STATEMENT                                                                                    Three months ended
OF DEFICIT                                                                                                          March 31
thousands of U.S. dollars                                                                         2000                  1999
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                             $    (714,844)          $  (663,875)
Net loss                                                                                        (2,673)               (5,101)
Interest on capital securities, net of nil tax effect (note 6)                                  (3,625)               (3,225)
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                   $    (721,142)          $  (672,201)
=============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                             ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                                                                      Three months ended
OF CASH FLOW                                                                                                          March 31
thousands of U.S. dollars                                                                         2000                    1999
--------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
 Net cash flows provided from (used in) operating activities                               $    (4,133)             $    5,487
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                                                         (4,662)                 (8,089)
 Long-term investments and other assets                                                           (395)                 (4,999)
 Proceeds on repurchase of gold forward sales                                                       --                   1,500
 Short-term investments                                                                             --                     485
 Proceeds on the sale of plant and equipment                                                        44                      68
 Other                                                                                           1,267                    (622)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                (3,746)                (11,657)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Currency borrowings                                                                            10,000                   8,000
 Debt repayments                                                                                (3,125)                 (4,998)
 Other                                                                                              --                  (1,389)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 6,875                   1,613
-------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                       (1,004)                 (4,557)
Cash and cash equivalents, beginning of period                                                   3,401                   7,987
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                       $ 2,397                $  3,430
===============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                             ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.  GENERAL
In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of March 31, 2000 and December 31, 1999 and the consolidated results of operations and cash flow for the three months ended March 31, 2000 and 1999. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

New Canadian accounting standards for income taxes were implemented by the Company on a prospective basis as of January 1, 2000. The adoption of these new standards had no effect on the Company's financial statements.

2.  INVENTORIES

                                                                              March 31                  December 31
                                                                                  2000                         1999
--------------------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                              $     22,500                  $    16,033
                 --  in-process                                                  9,941                        7,538
Materials and supplies                                                          19,499                       13,633
--------------------------------------------------------------------------------------------------------------------------
                                                                               $51,940                  $    37,204
==========================================================================================================================

3.  PROPERTY, PLANT AND EQUIPMENT

Plant and equipment                                                           March 31                  December 31
                                                                                  2000                         1999
--------------------------------------------------------------------------------------------------------------------------
Cost                                                                      $    659,152                   $  661,048
Less accumulated depreciation                                                  499,772                      493,610
--------------------------------------------------------------------------------------------------------------------------
                                                                          $    159,380                   $  167,438
==========================================================================================================================

Mining properties                                                             March 31                  December 31
                                                                                  2000                         1999
--------------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                        $    273,445                   $  272,362
Less accumulated amortization                                                  235,127                      230,470
--------------------------------------------------------------------------------------------------------------------------
                                                                                38,318                       41,892
Development properties' acquisition and development costs                       13,967                       14,065
Deferred mining costs                                                           27,755                       26,002
--------------------------------------------------------------------------------------------------------------------------
                                                                          $     80,040                   $   81,959
==========================================================================================================================

4.  GOLD AND OTHER FINANCINGS

                                                                              March 31                  December 31
                                                                                  2000                        1999
--------------------------------------------------------------------------------------------------------------------------
Currency loans                                                            $     58,125                   $  51,250
Capital securities (note 6)                                                      5,406                       5,419
--------------------------------------------------------------------------------------------------------------------------
                                                                                63,531                      56,669
Less current portion                                                            14,375                      13,750
--------------------------------------------------------------------------------------------------------------------------
                                                                          $     49,156                   $  42,919
==========================================================================================================================

                             ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

5.  DEFERRED INCOME

                                                                                       March 31                December 31
                                                                                           2000                       1999
--------------------------------------------------------------------------------------------------------------------------
Modification of hedging contracts                                                 $      58,966               $     61,382
Premiums received on gold and silver option contracts                                    27,052                     30,835
Other                                                                                       441                      1,682
--------------------------------------------------------------------------------------------------------------------------
                                                                                         86,459                     93,899
Less current portion                                                                     11,282                     10,525
--------------------------------------------------------------------------------------------------------------------------
                                                                                  $      75,177               $     83,374
==========================================================================================================================

6.  CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods.
During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Since April 1998, the Company has exercised its right to defer its semi-annual interest payments to holders of the capital securities. The deferred interest accrued at March 31, 2000, totaling $33.8 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

7.  INTEREST AND OTHER

                                                                                                        Three months ended
                                                                                                                  March 31
                                                                                           2000                       1999
---------------------------------------------------------------------------------------------------------------------------
Interest income                                                                   $        (232)              $        (68)
Interest expense                                                                          1,408                      1,100
Unrealized loss on share investments                                                         --                         23
(Gain) loss on sale of share investments                                                     --                       (485)
Other                                                                                       847                        384
---------------------------------------------------------------------------------------------------------------------------
                                                                                  $       2,023               $        954
===========================================================================================================================

8. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                                                                         Three months ended
                                                                                                                   March 31
                                                                                           2000                        1999
---------------------------------------------------------------------------------------------------------------------------
Net loss under Canadian GAAP                                                       $     (2,673)               $     (5,101)
Change in market value of foreign exchange contracts                                        286                       2,343
Additional interest expense on capital securities                                        (3,625)                     (3,225)
Amortization of deferred financing on capital securities                                   (158)                       (158)
Unrealized loss on gold call options sold                                                    (3)                         --
---------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                          $      (6,173)               $     (6,141)
===========================================================================================================================
Loss per share under U.S. GAAP                                                    $       (0.04)               $      (0.04)
===========================================================================================================================

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                                      Unrealized
                                                    Loss on Call     Foreign     Santa Elina
                                          Canadian       Options    Exchange    Acquisition/    Capital       U.S.
March 31, 2000                                GAAP          Sold   Contracts      Write-off  Securities       GAAP
------------------------------------------------------------------------------------------------------------------
Long-term investments and other assets    $ 25,037  $         --   $      --    $        --   $   1,267   $ 26,304
Gold and other financings                   63,531            --          --             --      94,593    158,124
Deferred income                             86,459            --      (5,995)            --          --     80,464
Other long-term obligations                 49,634         2,149         947             --      33,823     86,553
Common shares                              713,343            --          --         36,428          --    749,771
Capital securities                         128,416            --          --             --    (128,416)        --
Deficit                                    721,142         2,149      (5,048)        36,428      (1,267)   753,404
Common shareholders' equity                 98,307        (2,149)      5,048             --    (127,149)   (25,943)
------------------------------------------------------------------------------------------------------------------

The following statement of comprehensive loss would be disclosed in accordance with U.S. GAAP.

                                                                                                         Three months ended
                                                                                                                   March 31
1997                                                                                       2000                        1999
---------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                           $     (6,173)              $      (6,141)
Other comprehensive income (loss), after a nil income tax effect:
 Foreign currency translation adjustments                                                  (296)                      1,473
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                          (296)                      1,473
---------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                 $     (6,469)               $     (4,668)
===========================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                                                       March 31                 December 31
                                                                                           2000                        1999
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                       $    (22,310)               $    (22,014)
---------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                                               $    (22,310)               $    (22,014)
===========================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

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

9.  SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the first quarter of 2000, the Company had three operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; and Kettle River in Washington, USA. In January 1998, the Company temporarily suspended operations at its Lupin mine in the Nunavut Territory of Canada. Production recommenced in April 2000. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

                                                                                                          Three months ended
                                                                                                                    March 31
Gold Production (ounces)                                                                          2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                                                            71,954                59,685
McCoy/Cove                                                                                      43,146                32,114
Kettle River                                                                                    25,070                26,965
----------------------------------------------------------------------------------------------------------------------------
Total gold                                                                                     140,170               118,764
============================================================================================================================

Silver Production (ounces) - all from McCoy/Cove                                             3,842,946             2,664,838
============================================================================================================================

                                                                                                          Three months ended
                                                                                                                    March 31
Cash Operating Costs per Ounce of Gold Produced                                                   2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Round Mountain                                                                              $      185          $        221
McCoy/Cove                                                                                         149                   209
Kettle River                                                                                       227                   228
----------------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                                                       $      171          $        216
============================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

                                                                                                           Three months ended
Reconciliation of Cash Operating                                                                                     March 31
Costs per Ounce to Financial Statements                                                           2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                                                            $   11,486             $   12,434
  McCoy/Cove                                                                                    13,961                 14,490
  Kettle River                                                                                   4,762                  5,489
-----------------------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements                                                  30,209                 32,413
Change in finished goods inventories and other                                                   4,021                  3,500
Co-product cost of silver produced                                                             (10,261)               (10,260)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                        $   23,969             $   25,653
=============================================================================================================================
Gold ounces produced                                                                           140,170                118,764
=============================================================================================================================
Cash operating costs per ounce                                                              $      171               $    216
=============================================================================================================================

The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

                                                                                                          Three months ended
                                                                                                                    March 31
                                                                                                  2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Total gold and silver revenue                                                               $   51,797           $    48,782
Average gold price realized per ounce                                                       $      320           $       324
Average silver price realized per ounce                                                     $     5.80           $      5.52
----------------------------------------------------------------------------------------------------------------------------

10.    HEDGING ACTIVITIES AND COMMITMENTS
Gold and silver commitments
The Company's gold and silver commitments at March 31, 2000 were as follows.

                                                                    Gold                                    Silver
                                  --------------------------------------     -------------------------------------
                                             Forward            Price of               Forward            Price of
                                               Sales        Forward Sale                 Sales       Forward Sales
                                            (ounces)         (per ounce)               (ounces)(1)     (per ounce)
------------------------------------------------------------------------------------------------------------------
Remainder of 2000                            174,584         $      314              2,660,000         $      5.50
2001                                         105,000                315              1,800,000                5.79
2002                                          60,000                315                     --                  --
2003                                          60,000                315                     --                  --
2004                                          60,000                315                     --                  --
2005                                          15,000                315                     --                  --
------------------------------------------------------------------------------------------------------------------
                                             474,584          $     315              4,460,000          $     5.62
==================================================================================================================

(1) 2.7 million ounces of forward sales at $5.46 per ounce are contingent on the London silver fixing being above $4.85 per ounce. The monthly actual number of ounces delivered will be based on the ratio of days the London silver fixings is at, or above, $4.85 per ounce, compared to the total number of London silver fixings.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The Company's option positions at March 31, 2000 were as follows.

                       Put Options Purchased           Put Options Sold         Call Options Purchased         Call Options Sold
                   -------------------------   ------------------------   ----------------------------   -----------------------
                               Strike  Price               Strike Price                   Strike Price              Strike Price
                       Ounces      per Ounce      Ounces      per Ounce          Ounces      per Ounce         Ounces  per Ounce

--------------------------------------------------------------------------------------------------------------------------------
Gold
----
Remainder of 2000     187,500      $     270      16,667      $     290         117,917       $   345         187,500      $ 360
2001                       --             --          --             --         105,000           351              --         --
2002                       --             --          --             --          60,000           360              --         --
2003                       --             --          --             --          60,000           360              --         --
2004                       --             --          --             --          60,000           360              --         --
2005                       --             --          --             --         120,000           395         105,000        340
--------------------------------------------------------------------------------------------------------------------------------
                      187,500       $    270      16,667      $     290         522,917       $   363         292,500      $ 353
================================================================================================================================
Silver
------
Remainder of 2000   1,000,000       $   6.00     750,000      $   4.75               --       $    --              --       $ --
2001                1,000,000           6.00   2,500,000          4.75        1,500,000          6.60              --         --
--------------------------------------------------------------------------------------------------------------------------------
                    2,000,000       $   6.00   3,250,000      $   4.75        1,500,000       $  6.60              --       $ --
================================================================================================================================

Currency position

At March 31, 2000, the Company had an obligation under foreign currency exchange contracts to purchase C$33.0 million in the remainder of 2000 at an exchange rate of C$1.39 to U.S.$1.00.

Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at March 31, 2000 and December 31, 1999.

                                                                         March 31, 2000                      December 31, 1999
                                                         ---------------------------------   ---------------------------------
                                                         Carrying             Estimated         Carrying             Estimated
                                                           Amount            Fair Value           Amount            Fair Value
------------------------------------------------------------------------------------------------------------------------------
Gold forward sales                                   $         --          $      3,000       $       --           $      (900)
Silver forward sales                                           --                 2,000               --                 1,000
Gold options   -  puts purchased                              800                   900            1,400                 1,700
               -  calls sold                               (4,100)               (5,300)          (4,100)               (5,600)
               -  puts sold                                  (300)                 (200)          (1,300)                 (600)
               -  calls purchased                           8,100                 6,200            9,100                 8,000
Silver options -  puts purchased                            2,400                 1,700            2,500                 1,400
               -  puts sold                                (1,600)                 (500)          (2,200)                 (500)
              -   calls purchased                             700                   100            1,000                   300
Foreign currency contracts                                     --                  (900)              --                (1,200)
------------------------------------------------------------------------------------------------------------------------------
                                                                           $      7,000                                $ 3,600
==============================================================================================================================

Fair values are estimated based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

11.  OTHER COMMITMENTS AND CONTINGENCIES

Summa

Echo Bay Exploration Inc. and Echo Bay Management Corporation, indirect subsidiaries of Echo Bay Mines Ltd., have received the decision of the Nevada Supreme Court in the case involving the companies' obligations to pay certain royalties to Summa Corporation. In an unpublished order filed April 26, 2000, the Supreme Court of Nevada reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order". The companies believe that the Court's decision is incorrect and intend to pursue all available remedies to seek the Court's redetermination of its decision.

In September 1992, the Summa Corporation commenced a lawsuit against the Echo Bay companies, and the predecessor owner of the McCoy/Cove and Manhattan mines, alleging improper deductions in the calculation of royalties payable over several years of production at those mines. The matter was tried in the Nevada State court in April 1997, with Summa claiming more than $13 million, and, in September 1997, judgement was rendered for the Echo Bay companies. The decision was appealed by Summa to the Nevada Supreme Court which heard the matter on November 9, 1999. If the decision is upheld, the royalty calculation at McCoy/Cove would change and additional royalties would be payable from April 1997.

The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants will petition that panel for a rehearing. If the petition is unsuccessful, the Echo Bay defendants will petition the Supreme Court for a hearing before the full Court. Both the Echo Bay defendants and their counsel believe that grounds exist to modify or reverse the decision.

Handy and Harman

On March 29, 2000 Handy & Harman Refining Group, Inc., which operated a facility used by the Company for the refinement of dore bars, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The outcome of these proceedings is uncertain at this time. The Company has gold and silver accounts at this refining facility with an estimated market value of approximately $2.4 million.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 2000
                                (U.S. dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $279 per ounce in 1999 and $290 per ounce during the first quarter of 2000.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

The Company's hedge position as of March 31, 2000 partially protects the Company against gold price declines in the years 2000 through 2005. For the remainder of 2000, this position includes forward sales of approximately 175,000 ounces at a forward price of $314 per ounce. Additionally, the Company has purchased put options on approximately 188,000 ounces of gold at an average strike price of $270 per ounce to provide downside protection in the remainder of 2000. For the years 2001 through 2005, the Company has forward sales totaling 300,000 ounces of gold at a forward price of $315 per ounce. In addition, the Company has hedged 3.7 million silver ounces at a minimum average cash price of $5.64 per ounce for the remainder of 2000 and 2.8 million silver ounces at a minimum average cash price of $5.86 per ounce for 2001.

See note 10 to the interim consolidated financial statements.

The Company has reopened the Lupin mine, located in the Nunavut Territory of Canada. The Lupin mine was placed on care and maintenance in early 1998 due to depressed gold prices and a high cost structure. A reengineering study, completed in late 1998, identified savings that helped lower costs. Gold production from Lupin recommenced in April 2000.

The Company continues to defer a final construction decision on Aquarius, a planned gold mine in Ontario, Canada.

The Company's exploration efforts are focused on projects principally located in North America where the Company already has extensive gold mining infrastructure.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 6 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. The Company has exercised its right to defer interest payments since April 1998. The Company has deferred a total of $33.8 million in interest to date.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 2000
                                (U.S. dollars)

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used in operating activities was $4.1 million for the first quarter of 2000 compared to net cash provided from operating activities of $5.5 million for the first quarter of 1999. The 2000 results compared to 1999 reflect increases in inventories ($12.1 million) and increased exploration and development spending ($3.9 million) primarily related to the recent recommencement of Lupin operations, and decreased cash gold prices realized ($5.9 million). These factors were partially offset by increases in accounts payable associated with timing differences and the recommencement of Lupin operations ($8.2 million), increased gold and silver sales volume ($3.0 million), and decreased operating costs ($2.2 million).

Net cash used in investing activities was $4.6 million in the first quarter of 2000, primarily related to mining properties, plant and equipment.

Net cash provided by financing activities was $6.9 million in the first quarter of 2000, comprised of currency borrowings of $10.0 million offset by currency loan repayments of $3.1 million.

The Company had $2.4 million in cash and cash equivalents and $2.0 million in short-term investments at March 31, 2000.

At March 31, 2000, the Company's total debt was $63.5 million, of which $14.4 million was current.

At March 31, 2000, the Company had $40.0 million outstanding, and up to an additional $10.0 million or gold equivalent, subject to covenant limitations, available until August 2001, under its revolving credit facility. The Company has no restrictions on the borrowing capacity of this line, based on the current trailing 90-day average spot price of gold.

At March 31, 2000, the fair value of the Company's hedge portfolio was $7.0 million, which is within the predetermined margin limits. Margin deposits could be required by certain counterparties if the fair value of the hedge portfolio were less than the predetermined margin threshold.

For the full year 2000, the Company expects to incur $12 million in capital expenditures, of which $2.5 million has been incurred in the first quarter of 2000. The Company will rely on its operating cash flow and borrowing capacity under its revolving loan facility to fund the remainder of its planned 2000 capital expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price and the cost structure at the Company's operating mines.

During the first quarter of 2000, the Company was advised by The American Stock Exchange that the Company's listing eligibility is under review. The review has been undertaken because the Company has fallen below two of the Exchange's continued listing guidelines: the Company has sustained net losses in its five most recent fiscal years and, in the Exchange's view, the Company's shareholders' equity is inadequate. The Company is addressing the Exchange's concerns but the outcome of the review is uncertain.

See note 11 to the interim consolidated financial statements, "Other Commitments and Contingencies".

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)


FINANCIAL REVIEW

The Company reported a net loss of $2.7 million ($0.04 per share) in the first quarter of 2000, compared to a net loss of $5.1 million ($0.06 per share) in the first quarter of 1999. The 2000 results compared to 1999 reflect increased gold and silver sales volume ($2.8 million), and decreased operating costs ($2.2 million) and a deferred income tax recovery in the first quarter of 2000 related to the completion of certain prior year tax audits ($1.5 million). These factors were partially offset by increased exploration and development spending ($3.9 million).

Gold production increased 18% to 140,170 ounces in the first quarter of 2000 compared to 118,764 ounces in the first quarter of 1999. Increased production reflects higher mill and leach pad tons at Round Mountain and increased mill grades and recoveries at McCoy/Cove, partially offset by lower reusable pad and mill grades and recoveries at Round Mountain.

Cash operating costs were $171 per ounce of gold in the first quarter of 2000, versus $216 in the first quarter of 1999. The decrease was primarily a result of higher production at Round Mountain and McCoy. Total production costs were $252 per ounce in the first quarter of 2000, versus $316 per ounce in the first quarter of 1999.

The term ounce as used in this Form 10-Q means "troy ounce".

Revenue

Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                                                                         Three months ended
                                                                                                                   March 31
Revenue Data                                                                                     2000                  1999
---------------------------------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                                                                  116,794               109,711
 Average price realized/ounce - revenue basis                                              $      320            $      324
 Average price realized/ounce - cash basis (1)                                             $      301            $      351
 Average market price/ounce                                                                $      290            $      287
 Revenue (millions of U.S. $)                                                              $     37.4            $     35.6
 Percentage of total revenue                                                                       72%                   73%

Silver
------
 Ounces sold                                                                                2,488,007             2,393,095
 Average price realized/ounce - revenue basis                                              $     5.80            $     5.52
 Average price realized/ounce - cash basis (1)                                             $     5.67            $     5.34
 Average market price/ounce                                                                $     5.20            $     5.30
 Revenue (millions of U.S. $)                                                              $     14.4            $     13.2
 Percentage of total revenue                                                                       28%                   27%
---------------------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)                                                   $     51.8            $     48.8
===========================================================================================================================

(1) Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)


The effects of changes in sales prices and volume were as follows.


Revenue Variance Analysis
2000 vs. 1999                                                                            Three months ended
(millions of U.S. dollars)                                                                         March 31
-----------------------------------------------------------------------------------------------------------
Lower gold prices                                                                                     $(0.5)
Higher silver prices                                                                                    0.7
Change in volume                                                                                        2.8
-----------------------------------------------------------------------------------------------------------
Increase in revenue                                                                                   $ 3.0
===========================================================================================================

Production Costs
Production cost data per ounce of gold is set out below.

                                                                                                           Three months ended
Production Costs per                                                                                                 March 31
Ounce of Gold Produced                                                                            2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                                                            $ 192                  $ 213
 Deferred stripping and mine development costs                                                     (13)                   (11)
 Inventory movements and other                                                                      (8)                    14
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                               171                    216
 Royalties                                                                                           7                     10
 Production taxes                                                                                    3                      1
-----------------------------------------------------------------------------------------------------------------------------
Total cash costs                                                                                   181                    227
 Depreciation                                                                                       38                     59
 Amortization                                                                                       22                     21
 Reclamation and mine closure                                                                       11                      9
-----------------------------------------------------------------------------------------------------------------------------
Total production costs                                                                           $ 252                  $ 316
=============================================================================================================================

Expenses

Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $171 per ounce of gold in the first quarter of 2000 and $216 in the first quarter of 1999. See "Operations Review."


Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                                                                    Three months ended
thousands of U.S. dollars,                                                                                           March 31
except per ounce amounts                                                                          2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                                                      $ 30,209               $ 32,413
Change in finished goods inventory and other                                                     4,021                  3,500
Co-product cost of silver produced                                                             (10,261)               (10,260)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                          $ 23,969               $ 25,653
=============================================================================================================================
Gold ounces produced                                                                           140,170                118,764
=============================================================================================================================
Cash operating costs per ounce                                                                $    171               $    216
=============================================================================================================================

Reserve estimates

The prices used in estimating the Company's ore reserves at December 31, 1999 were $325 per ounce of gold and $5.50 per ounce of silver. The market price for gold is currently below this level. If the Company determines that its reserves should be estimated at a significantly lower price than that used at December 31, 1999, there

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)


could be a material reduction in the amount of gold reserves. For example, the Company estimates that based on extrapolation of information developed in reserve estimation, but without the same degree of analysis as required for reserve estimation, if the Company's reserves at December 31, 1999 were based on a price of $300 per ounce of gold, while reserves at the operating properties would not decrease, reserves at the Aquarius development property would decrease approximately 11%. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

OPERATIONS REVIEW
Operating data by mine is set out below.

                                                                                                          Three months ended
                                                                                                                    March 31
Operating Data by Mine                                                                            2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  Round Mountain (50%)                                                                      71,954                59,685
 (b)  McCoy/Cove                                                                                43,146                32,114
 (c)  Kettle River                                                                              25,070                26,965
----------------------------------------------------------------------------------------------------------------------------
Total gold                                                                                     140,170               118,764
============================================================================================================================

Silver production (ounces)
--------------------------
 (b)  McCoy/Cove                                                                             3,842,946             2,664,838
----------------------------------------------------------------------------------------------------------------------------
Total silver                                                                                 3,842,946             2,664,838
============================================================================================================================

Gold production increased 18% to 140,170 ounces in the first quarter of 2000 compared to 118,764 ounces in the first quarter of 1999. Increased production was primarily due to higher mill and leach pad tons at Round Mountain and increased mill grades and recoveries at McCoy/Cove, partially offset by lower reusable pad and mill grades and recoveries at Round Mountain. Silver production increased to 3.8 million ounces in the first quarter of 2000 from 2.7 million ounces in the first quarter of 1999, reflecting increased grades and recoveries. For the full year 2000, the Company's gold production target is between 660,000 and 700,000 ounces and the silver production target is between 9 and 10 million ounces.

                                                                                                          Three months ended
                                                                                                                    March 31
Operating Data by Mine                                                                            2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
----------------------------------------
 (a)  Round Mountain                                                                             $ 185                 $ 221
 (b)  McCoy/Cove                                                                                   149                   209
 (c)  Kettle River                                                                                 227                   228
----------------------------------------------------------------------------------------------------------------------------
Company average                                                                                  $ 171                 $ 216
============================================================================================================================

Cash operating costs were $171 per ounce of gold in the first quarter of 2000, compared to $216 in the first quarter of 1999. The Company has targeted consolidated cash operating costs of $200 to $210 per ounce of gold produced for the full year 2000.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)

(a)  Round Mountain, Nevada (50% owned)

                                                                                                           Three months ended
                                                                                                                     March 31
OPERATING DATA                                                                                    2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
  Heap leached - reusable pad (50%)                                                             17,768                 19,338
  Heap leached - dedicated pad (50%)                                                            32,373                 25,235
  Milled (50%)                                                                                  19,878                 15,112
  Other (50%)                                                                                    1,935                     --
                                                                                              --------                -------
  Total (50%)                                                                                   71,954                 59,685
Mining cost/ton of ore and waste                                                              $   0.83                $  0.74
Heap leaching cost/ton of ore                                                                 $   0.57                $  0.73
Milling cost/ton of ore                                                                       $   2.90                $  3.32
Production cost per ounce of gold produced:
  Direct mining expense                                                                       $    215                $   236
  Deferred stripping costs                                                                         (19)                   (30)
  Inventory movements and other                                                                    (11)                    15
                                                                                              --------                -------
   Cash operating cost                                                                             185                    221
  Royalties                                                                                         11                     20
  Production taxes                                                                                   1                      1
                                                                                              --------                -------
   Total cash cost                                                                                 197                    242
  Depreciation                                                                                      46                     49
  Amortization                                                                                      18                     18
  Reclamation and mine closure                                                                       9                      9
                                                                                              --------                -------
   Total production costs                                                                     $    270                $   318
                                                                                              --------                -------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                                                               27,938                 18,803
  Total ore processed (000 tons) (100%)                                                          2,542                  1,711
  Grade (ounce/ton)                                                                              0.026                  0.036
  Recovery rate (%)                                                                               58.5                   77.6
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                                                              145,275                 91,648
  Total ore processed (000 tons) (100%)                                                         13,220                  8,340
  Grade (ounce/ton)                                                                              0.011                  0.010
  Recovery rate (1)
Milled:
  Ore processed (tons/day) (100%)                                                                8,063                  7,275
  Total ore processed (000 tons) (100%)                                                            734                    662
  Grade (ounce/ton)                                                                              0.046                  0.086
  Recovery rate (%)                                                                               84.4                   86.0
-----------------------------------------------------------------------------------------------------------------------------

(1) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The Company's share of mine production was 71,954 ounces for the first quarter of 2000 compared with 59,685 ounces in the first quarter of 1999. The increase in production is attributable to the mining of more ore rather than waste tons in the first quarter of 2000 when compared to the same period in 1999. This resulted in 57%

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)


more tons being placed on leach pads in the first quarter of 2000, compared with the same period last year. Round Mountain completed an area of high stripping at the end of the third quarter of 1999 and has now returned to the life-of-mine average ratio. With the higher production, cash cost per ounce decreased to $185 for the first quarter of 2000, compared to $221 in the first quarter of 1999.

During the first quarter of 2000, a $1 million exploration program began which includes further drilling, target identification and other activity in the large area of mutual interest surrounding Round Mountain. This program will allow a better understanding of the underlying geological structures of these targets and their ability to support gold mineralization.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)

(b)  McCoy/Cove, Nevada (100% owned)

                                                                                                             Three months ended
                                                                                                                       March 31
OPERATING DATA                                                                                     2000                    1999
-------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                                                          28,698                  20,657
 Heap leached                                                                                    14,448                  11,457
                                                                                             ----------              ----------
 Total gold                                                                                      43,146                  32,114
Silver produced (ounces):
 Milled                                                                                       3,615,276               2,584,340
 Heap leached                                                                                   227,670                  80,498
                                                                                             ----------              ----------
 Total silver                                                                                 3,842,946               2,664,838
Mining cost/ton of ore and waste                                                             $     0.73              $     0.72
Milling cost/ton of ore                                                                      $     6.79              $     6.74
Heap leaching cost/ton of ore                                                                $     1.72              $     1.71
Production cost per ounce of gold produced:
 Direct mining expense                                                                       $      166              $      190
 Deferred stripping costs                                                                           (11)                      2
 Inventory movements and other                                                                       (6)                     17
                                                                                             ----------              ----------
   Cash operating cost                                                                              149                     209
 Royalties                                                                                            4                       3
 Production taxes                                                                                     3                      --
                                                                                             ----------              ----------
   Total cash cost                                                                                  156                     212
 Depreciation                                                                                        24                      47
 Amortization                                                                                        28                      27
 Reclamation and mine closure                                                                        11                      11
                                                                                             ----------              ----------
   Total production costs                                                                    $      219              $      297
                                                                                             ----------              ----------
Average gold-to-silver price ratio (1)                                                           55.8:1                  54.3:1
Milled:
 Ore processed (tons/day)                                                                        11,200                  11,516
 Total ore processed (000 tons)                                                                   1,019                   1,048
 Gold grade (ounce/ton)                                                                           0.061                   0.035
 Silver grade (ounce/ton)                                                                          5.10                    3.15
 Gold recovery rate (%)                                                                            55.7                    44.8
 Silver recovery rate (%)                                                                          72.3                    66.3
Heap leached:
 Ore processed (tons/day)                                                                        10,874                  11,589
 Total ore processed (000 tons)                                                                     990                   1,055
 Gold grade (ounce/ton)                                                                           0.027                   0.026
 Silver grade (ounce/ton)                                                                          1.07                    0.23
 Recovery rates (2)
-------------------------------------------------------------------------------------------------------------------------------

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)

At McCoy/Cove in Nevada, gold production was 43,146 ounces in the first quarter of 2000 compared with 32,114 ounces in the first quarter of 1999. Silver production totaled 3.8 million ounces in the first quarter of 2000 compared with
2.7 million ounces in the same period in 1999. In 1999, McCoy/Cove completed removal of the waste rock associated with the portion of the Cove pit wall that collapsed in 1996, allowing access to higher grades. Gold grades were 74% higher and silver grades 62% higher in the first quarter of 2000 than during the same quarter in 1999. With the higher production, cash operating costs were $149 per ounce in the first quarter of 2000, down $60 from the first quarter of 1999.

Underground development of the northern portion of Cove South Deep upper zone was completed in the first quarter of 2000. This target was identified in 1999 when underground development of the Cove East material began. Extraction of the northern portion of the Cove South Deep upper zone was underway at the end of the first quarter of 2000. Development continues to the southern extension of this zone in the second quarter of 2000 with mining to be completed by the end of 2000 as planned.

The underground workings now encircle a large section of the Cove Pit providing a good exploration platform. Exploration drilling from underground commenced during the first quarter of 2000. Drilling from development drifts and drill stations will test targets down fault of Cove South Deep.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)

(c)  Kettle River, Washington  (100% owned)

                                                                                                           Three months ended
                                                                                                                     March 31
OPERATING DATA                                                                                    2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                                                          25,070                 26,965
Mining cost/ton of ore                                                                         $ 22.01                $ 24.19
Milling cost/ton of ore                                                                        $ 11.84                $ 11.11
Production cost per ounce of gold produced:
 Direct mining expense                                                                         $   239                $   231
 Deferred mine development costs                                                                    --                     --
 Inventory movements and other                                                                     (12)                    (3)
                                                                                               -------                -------
   Cash operating cost                                                                             227                    228
 Royalties                                                                                          14                     13
 Production taxes                                                                                    1                      1
                                                                                               -------                -------
   Total cash cost                                                                                 242                    242
 Depreciation                                                                                       10                     67
 Amortization                                                                                        8                      8
 Reclamation and mine closure                                                                       15                     15
                                                                                               -------                -------
   Total production costs                                                                      $   275                $   332
                                                                                               -------                -------
Milled:
 Ore processed (tons/day)                                                                        1,508                  1,658
 Total ore processed (000 tons)                                                                    137                    151
 Grade (ounce/ton)                                                                               0.219                  0.207
 Recovery rate (%)                                                                                83.3                   86.3
-----------------------------------------------------------------------------------------------------------------------------

Production for the first quarter of 2000 was 25,070 ounces, down from 26,965 ounces in the first quarter of 1999, reflecting a reduction in tonnage brought to the mill. At Kettle River, a series of deposits are mined with the ore feeding a central mill. As mining continues deeper within these deposits the haulage distance gets longer, contributing to lower gold production. Despite the decrease in production, cash operating costs per ounce were $227 in the first quarter of 2000, similar to the same period in 1999.

Exploration continued to test zones to the northeast of the K-2 deposit. Initial drilling is being done from the decline driven off the K-2 access drift to determine the extent of the mineralization.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)

RECENT DEVELOPMENTS

Lupin

In November 1999, the Company announced its decision to reopen the Lupin mine, located in Nunavut, Canada. The Lupin mine was placed on care and maintenance in early 1998 due to falling gold prices and a high cost structure. A reengineering study, completed late in 1998, identified savings that helped lower costs. During the first quarter of 2000, necessary fuel, supplies and other bulk inventory were delivered over the winter ice road. Re-commissioning activities are now complete and have been accomplished on time and on budget. During the first quarter of 2000, an investment of $7.2 million in inventory and other capital was made and initial startup costs of $4.8 million were expensed as development costs. The first gold pour occurred in April 2000 and total gold production is on target for 100,000 to 110,000 ounces for 2000. Based on current reserves of 518,000 ounces and other mineralization, the initial mine plan estimates production through 2004 at an average annual rate of 150,000 ounces of gold. Drilling indicates additional mineralization at depth, and confirmation drilling will begin during the latter part of 2000. The Ulu satellite deposit, located approximately 160 kilometers north of Lupin, represents the potential for additional mill feed for the site.

Exploration and development programs

With the ongoing low gold price environment, the Company continues to focus its exploration and development activities primarily in the Western United States and in the Timmins area of Ontario, where the Company already has, or plans to have, extensive gold mining infrastructure.

For the first quarter of 2000, the Company spent $1.0 million on exploration activities. Exploration costs are expensed as incurred.

The results of a feasibility study on the Youga/Bitou exploration property in Burkina Faso, a West Africa joint venture with Ashanti Goldfields Company Ltd (50% owned by the Company) is being evaluated and the next steps in the program will be determined by the end of the second quarter of 2000.

In 1997, the Company deferred final construction decisions on its planned gold mine, the 100% owned Aquarius in Ontario, Canada. The Company expects that a revised feasibility report on Aquarius will be available by the end of the second quarter of 2000. This independent study will incorporate the use of certain mill equipment acquired by the Company at the end of 1999 as well as the potential represented by the Company's land holdings in the region. Development holding costs are expensed as incurred. During the first quarter of 2000, the Company expensed a total of $0.1 million in holding costs related to Aquarius.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2000
                                (U.S. dollars)

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

                              ECHO BAY MINES LTD.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Summa
See note 11 to the interim consolidated financial statements.

Colorado School of Mines
On January 24, 2000, a subsidiary of the Company was served with a complaint in the case of Colorado School of Mines vs. AK Steel, et al., Civil Action 99-N-1863 (USDC Colorado). This lawsuit seeks contribution from numerous parties for environmental cleanup costs at a federal Comprehensive Environmental Response, Compensation and Liability Act site. Discovery has commenced and the Company will vigorously pursue the defense of this claim. The Company does not have sufficient information at this time to reasonably estimate an amount, if any, for which the Company's subsidiary may be liable in this matter.

Other
The Company is also engaged in routine litigation incidental to its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 27                Financial Data Schedule.

(b)  Reports on Form 8-K       Filed on March 28, 2000, related to the deferral
                               of the April 2000 interest payment on the capital securities.

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



                                  ECHO BAY MINES LTD.
                                  -------------------
                                  (Registrant)



May 5, 2000
-----------
Date



                                  /s/ David A. Ottewell
                                  ---------------------
                                  DAVID A. OTTEWELL
                                  Controller and Principal
                                  Accounting Officer