Form 10-Q
period 2000-06-30
ECHO BAY MINES LTD
filed 2000-08-04
CIK 722080

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                                -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                        Commission File Number  1-8542
                                              -----------

                              ECHO BAY MINES LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Incorporated under the laws
              of Canada                                 None
   -------------------------------               ------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)


 Suite 540, 6400 S. Fiddlers Green Circle           80111-4957
               Englewood, CO                        ----------
  ---------------------------------------           (Zip Code)
 (Address of principal executive offices)


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

                           Yes     X      No _______
                             -------

                                                   Shares Outstanding as of
         Title of Class                                 August 3, 2000
  ----------------------------                     -----------------------
         Common Shares                                   140,607,145
  without nominal or par value

================================================================================

                              ECHO BAY MINES LTD.

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

  ITEM 1  Condensed Financial Statements (Unaudited)..............................................     1

  ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations...    11

PART II - OTHER INFORMATION

  ITEM 1  Legal Proceedings.......................................................................    27

  ITEM 4  Submission of Matters to a Vote of the Security Holders.................................    27

  ITEM 6  Exhibits and Reports on Form 8-K........................................................    28

SIGNATURE.........................................................................................    29

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                                     June 30          December 31
thousands of U.S. dollars                                         2000                 1999
-------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  10,954            $   3,401
  Short-term investments                                         1,992                2,042
  Interest and accounts receivable                               3,189                2,942
  Inventories (note 2)                                          48,427               37,204
  Prepaid expenses and other assets                             14,042               15,621
-------------------------------------------------------------------------------------------
                                                                78,604               61,210

Plant and equipment (note 3)                                   152,006              167,438
Mining properties (note 3)                                      76,028               81,959
Long-term investments and other assets                          23,187               29,255
-------------------------------------------------------------------------------------------
                                                             $ 329,825            $ 339,862
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                   $  27,625            $  29,961
  Income and mining taxes payable                                4,274                3,004
  Gold and other financings (note 4)                            15,000               13,750
  Deferred income (note 5)                                      10,512               10,525
-------------------------------------------------------------------------------------------
                                                                57,411               57,240

Gold and other financings (note 4)                              41,717               42,919
Deferred income (note 5)                                        67,312               83,374
Other long-term obligations                                     51,202               47,847
Deferred income taxes                                            5,391                7,381

Commitments and contingencies (notes 10 and 11)

Common shareholders' equity:
  Common shares, no par value, unlimited number authorized;
    140,607,145 shares issued and outstanding                  713,343              713,343
  Capital securities (note 6)                                  132,120              124,616
  Deficit                                                     (714,822)            (714,844)
  Foreign currency translation                                 (23,849)             (22,014)
-------------------------------------------------------------------------------------------
                                                               106,792              101,101
-------------------------------------------------------------------------------------------
                                                             $ 329,825            $ 339,862
===========================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF OPERATIONS               Three months ended            Six months ended
thousands of U.S. dollars,                                    June 30                     June 30
except for per share data                          2000          1999          2000          1999
-------------------------------------------------------------------------------------------------
Revenue                                        $ 84,293      $ 50,862      $136,090      $ 99,644
-------------------------------------------------------------------------------------------------
Expenses:
  Operating costs                                48,880        34,833        79,089        67,246
  Royalties                                       2,440         1,567         4,002         3,315
  Production taxes                                  807            43         1,332           129
  Depreciation and amortization                  14,231        13,616        25,929        26,417
  Reclamation and mine closure                    2,979         1,709         5,248         3,525
  General and administrative                      2,043         2,034         3,629         3,907
  Exploration and development                     1,407         1,889         7,430         4,006
  Interest and other (note 7)                     1,613         2,106         3,636         3,060
-------------------------------------------------------------------------------------------------
                                                 74,400        57,797       130,295       111,605
-------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes               9,893        (6,935)        5,795       (11,961)
-------------------------------------------------------------------------------------------------
Income tax expense (recovery):
  Current                                            25            96           100           171
  Deferred                                         (300)           --        (1,800)           --
-------------------------------------------------------------------------------------------------
                                                   (275)           96        (1,700)          171
-------------------------------------------------------------------------------------------------
Net earnings (loss)                            $ 10,168      $ (7,031)     $  7,495      $(12,132)
=================================================================================================
Net earnings (loss) attributable to common
  shareholders (note 6)                        $  6,320      $(10,455)     $     22      $(18,781)
=================================================================================================
Earnings (loss) per share                      $   0.04      $  (0.07)     $     --      $  (0.13)
=================================================================================================
Weighted average number of shares
 outstanding (thousands)                        140,607       140,607       140,607       140,607
=================================================================================================


CONSOLIDATED STATEMENT                             Three months ended            Six months ended
OF DEFICIT                                                    June 30                     June 30
thousands of U.S. dollars                          2000          1999          2000          1999
-------------------------------------------------------------------------------------------------
Balance, beginning of period                  $(721,142)    $(672,201)    $(714,844)    $(663,875)
Net earnings (loss)                              10,168        (7,031)        7,495       (12,132)
Interest on capital securities, net of
 nil tax effect (note 6)                         (3,848)       (3,424)       (7,473)       (6,649)
-------------------------------------------------------------------------------------------------
Balance, end of period                        $(714,822)    $(682,656)    $(714,822)    $(682,656)
=================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                             Three months ended            Six months ended
OF CASH FLOW                                                  June 30                     June 30
thousands of U.S. dollars                          2000          1999          2000          1999
-------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
  Net cash flows provided from operating
   activities                                   $18,613       $12,757      $ 14,480      $ 18,244
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Mining properties, plant and equipment         (3,113)       (7,750)       (7,775)      (15,839)
  Long-term investments and other assets           (150)          (15)         (545)       (5,014)
  Proceeds on repurchase of gold forward
   sales                                             --            --            --         1,500
  Short-term investments                             --            --            --           485
  Proceeds on the sale of plant and
   equipment                                        291           193           335           261
  Other                                              41          (605)        1,308        (1,227)
-------------------------------------------------------------------------------------------------
                                                 (2,931)       (8,177)       (6,677)      (19,834)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Currency borrowings                             2,000         3,000        12,000        11,000
  Debt repayments                                (9,125)       (4,773)      (12,250)       (9,771)
  Other                                              --            --            --        (1,389)
-------------------------------------------------------------------------------------------------
                                                 (7,125)       (1,773)         (250)         (160)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                      8,557         2,807         7,553        (1,750)
Cash and cash equivalents, beginning of
 period                                           2,397         3,430         3,401         7,987
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $10,954       $ 6,237      $ 10,954      $  6,237
=================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.  GENERAL
In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of June 30, 2000 and December 31, 1999 and the consolidated results of operations and cash flow for the three and six months ended June 30, 2000 and 1999. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  INVENTORIES

                                                              June 30         December 31
                                                                 2000                1999
-----------------------------------------------------------------------------------------
Precious metals  --  bullion                                  $19,061             $16,033
                 --  in-process                                10,344               7,538
Materials and supplies                                         19,022              13,633
-----------------------------------------------------------------------------------------
                                                              $48,427             $37,204
=========================================================================================

3.  PROPERTY, PLANT AND EQUIPMENT

Plant and equipment                                           June 30         December 31
                                                                 2000                1999
-----------------------------------------------------------------------------------------
Cost                                                         $657,027            $661,048
Less accumulated depreciation                                 505,021             493,610
-----------------------------------------------------------------------------------------
                                                             $152,006            $167,438
=========================================================================================

Mining properties                                             June 30         December 31
                                                                 2000                1999
-----------------------------------------------------------------------------------------
Producing mines' acquisition and development costs           $275,037            $272,362
Less accumulated amortization                                 240,223             230,470
-----------------------------------------------------------------------------------------
                                                               34,814              41,892
Development properties' acquisition and
 development costs                                             13,723              14,065
Deferred mining costs                                          27,491              26,002
-----------------------------------------------------------------------------------------
                                                             $ 76,028            $ 81,959
=========================================================================================

4.  GOLD AND OTHER FINANCINGS

                                                              June 30         December 31
                                                                 2000                1999
-----------------------------------------------------------------------------------------
Currency loans                                                $51,000             $51,250
Capital securities (note 6)                                     5,717               5,419
-----------------------------------------------------------------------------------------
                                                               56,717              56,669
Less current portion                                           15,000              13,750
-----------------------------------------------------------------------------------------
                                                              $41,717             $42,919
=========================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

5.  DEFERRED INCOME

                                                              June 30          December 31
                                                                 2000                 1999
------------------------------------------------------------------------------------------
Modification of hedging contracts                             $53,176              $61,382
Premiums received on gold and silver option contracts          24,821               30,835
Other                                                            (173)               1,682
------------------------------------------------------------------------------------------
                                                               77,824               93,899
Less current portion                                           10,512               10,525
------------------------------------------------------------------------------------------
                                                              $67,312              $83,374
==========================================================================================

6.  CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods.
During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Since April 1998, the Company has exercised its right to defer its semi-annual interest payments to holders of the capital securities. The deferred interest accrued at June 30, 2000, totaling $34.8 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

7.  INTEREST AND OTHER

                                                   Three months ended            Six months ended
                                                              June 30                     June 30
                                                   2000          1999          2000          1999
-------------------------------------------------------------------------------------------------
Interest income                                  $ (154)       $  (47)       $ (386)       $ (115)
Interest expense                                  1,546         1,129         2,954         2,229
Unrealized loss on share investments                 --           754            --           777
(Gain) loss on sale of share investments             --            --            --          (485)
Other                                               221           270         1,068           654
-------------------------------------------------------------------------------------------------
                                                 $1,613        $2,106        $3,636        $3,060
=================================================================================================

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

                                 June 30,2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                   Three months ended            Six months ended
                                                              June 30                     June 30
                                                   2000          1999          2000          1999
-------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP         $10,168       $(7,031)      $ 7,495      $(12,132)
Unrealized/realized gain on share
 investments                                         --           754            --           777
Change in market value of foreign
 exchange contracts                                (919)        1,475          (633)        3,818
Additional interest expense on capital
 securities                                      (3,848)       (3,424)       (7,473)       (6,649)
Amortization of deferred financing on
 capital securities                                (159)         (159)         (317)         (317)
Unrealized loss on gold call options sold          (636)           --          (639)           --
-------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP             $ 4,606       $(8,385)      $(1,567)     $(14,503)
=================================================================================================
Earnings (loss) per share under U.S. GAAP         $0.03        $(0.06)       $(0.01)       $(0.10)
=================================================================================================

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                                    Unrealized
                                                  Loss on Call    Foreign   Santa Elina
                                    Canadian           Options   Exchange  Acquisition/      Capital        U.S.
June 30, 2000                           GAAP              Sold  Contracts     Write-off   Securities        GAAP
-----------------------------------------------------------------------------------------------------------------
Long-term investments and
 other assets                       $ 23,187      $         --   $     --   $        --    $   1,108    $ 24,295
Gold and other financings             56,717                --         --            --       97,283     154,000
Deferred income                       77,824                --     (4,949)           --           --      72,875
Other long-term obligations           51,202             2,785        820            --       34,837      89,644
Common shares                        713,343                --         --        36,428           --     749,771
Capital securities                   132,120                --         --            --     (132,120)         --
Deficit                              714,822             2,785     (4,129)       36,428       (1,108)    748,798
Common shareholders' equity
 (deficit)                           106,792            (2,785)     4,129            --     (131,012)    (22,876)
-----------------------------------------------------------------------------------------------------------------

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

                                                    Three months ended          Six months ended
                                                               June 30                   June 30
                                                     2000         1999         2000         1999
------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP               $ 4,606      $(8,385)     $(1,567)    $(14,503)
Other comprehensive income (loss), after a
 nil income tax effect:
 Foreign currency translation adjustments          (1,539)       2,179       (1,835)       3,652
 Unrealized gain (loss) on share investments:
  Net unrealized holding gain (loss) arising
   during the period                                   --       (1,488)          --         (637)
  Reclassification adjustment for net (gain)
   loss recognized in
   earnings                                            --           --           --         (485)
------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                  (1,539)         691       (1,835)       2,530
------------------------------------------------------------------------------------------------
Comprehensive income (loss)                       $ 3,067      $(7,694)     $(3,402)    $(11,973)
================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30,2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                              June 30          December 31
                                                                 2000                 1999
------------------------------------------------------------------------------------------
Foreign currency translation                                 $(23,849)            $(22,014)
------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                         $(23,849)            $(22,014)
==========================================================================================

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 2000. The impact of the new standard on the Company's financial information prepared under U.S. GAAP has not yet been determined.

9.  SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the second quarter of 2000, the Company had four operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; Lupin in Nunavut, Canada and Kettle River in Washington, USA. In April 2000, the Company re-commenced production at its Lupin mine. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

                                               Three months ended              Six months ended
                                                          June 30                       June 30
Gold Production (ounces)                      2000           1999           2000           1999
-----------------------------------------------------------------------------------------------
Round Mountain (50%)                        76,408         70,765        148,362        130,450
McCoy/Cove                                  49,448         29,576         92,594         61,690
Lupin                                       38,359             --         38,359             --
Kettle River                                24,260         24,715         49,330         51,680
-----------------------------------------------------------------------------------------------
Total gold                                 188,475        125,056        328,645        243,820
===============================================================================================

Silver Production (ounces) - all
 from McCoy/Cove                         3,581,898      1,918,479      7,424,844      4,583,317
===============================================================================================

                                                             Three months ended              Six months ended
                                                                        June 30                       June 30
Cash Operating Costs per Ounce of Gold Produced             2000           1999           2000           1999
-------------------------------------------------------------------------------------------------------------
Round Mountain                                             $ 202          $ 195          $ 194          $ 207
McCoy/Cove                                                   163            222            156            215
Lupin                                                        213             --            213             --
Kettle River                                                 201            243            214            235
-------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                      $ 186          $ 213          $ 179          $ 215
=============================================================================================================

                                                 Three months ended                Six months ended
Reconciliation of Cash Operating                            June 30                         June 30
Costs per Ounce to Financial Statements        2000            1999            2000            1999
---------------------------------------------------------------------------------------------------
Operating costs by minesite:
   Round Mountain                          $ 15,074        $ 11,504        $ 26,560        $ 23,938
   McCoy/Cove                                23,218          17,323          37,179          31,813
   Lupin                                      5,441              --           5,441              --
   Kettle River                               5,147           6,006           9,909          11,495
---------------------------------------------------------------------------------------------------
Total operating costs per
 financial statements                        48,880          34,833          79,089          67,246
Change in finished goods
 inventories and other                       (3,214)           (215)            656           3,462
Co-product cost of silver produced          (10,602)         (7,981)        (20,864)        (18,287)
---------------------------------------------------------------------------------------------------
Cash operating costs                       $ 35,064        $ 26,637        $ 58,881        $ 52,421
===================================================================================================
Gold ounces produced                        188,475         126,056         328,645         243,820
===================================================================================================
Cash operating costs per ounce             $    186        $    213        $    179        $    215
===================================================================================================

The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

                                               Three months ended              Six months ended
                                                          June 30                       June 30
                                              2000           1999           2000           1999
-----------------------------------------------------------------------------------------------
Total gold and silver revenues             $84,293        $50,862       $136,090        $99,644
Average gold price realized per ounce      $   322        $   326       $    321        $   325
Average silver price realized per ounce    $  5.23        $  5.27       $   5.42        $  5.38
-----------------------------------------------------------------------------------------------

10.  HEDGING ACTIVITIES AND COMMITMENTS
Gold and silver commitments
The Company's gold and silver commitments at June 30, 2000 were as follows.

                                                              Gold                                   Silver
                                     -----------------------------       ----------------------------------
                                          Forward         Price of               Forward           Price of
                                            Sales     Forward Sale                 Sales      Forward Sales
                                         (ounces)      (per ounce)         (ounces)/(1)/        (per ounce)
-----------------------------------------------------------------------------------------------------------
Remainder of 2000                         117,500      $       314             1,800,000       $       5.46
2001                                      115,000              312             1,800,000               5.79
2002                                       60,000              310                    --                 --
2003                                       60,000              310                    --                 --
2004                                       60,000              310                    --                 --
2005                                       15,000              310                    --                 --
-----------------------------------------------------------------------------------------------------------
                                          427,500      $       312             3,600,000       $       5.62
===========================================================================================================

/(1)/ 2.1 million ounces of forward sales at $5.46 per ounce are contingent on the London silver fixing being above $4.85 per ounce. The monthly actual number of ounces delivered will be based on the ratio of days the London silver fixing is at, or above, $4.85 per ounce, compared to the total number of London silver fixings.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The Company's option positions at June 30, 2000 were as follows.

                       Put Options Purchased          Put Options Sold    Call Options Purchased         Call Options Sold
                     ------------------------ ------------------------- ------------------------- --------------------------
                                Strike Price              Strike Price              Strike Price               Strike Price
                          Ounces   per Ounce        Ounces   per Ounce        Ounces   per Ounce        Ounces    per Ounce
----------------------------------------------------------------------------------------------------------------------------
Gold
----
Remainder of 2000         85,000    $    270            --    $     --        67,500    $    349        85,000     $    360
2001                          --          --            --          --       105,000         351            --           --
2002                          --          --            --          --        60,000         360            --           --
2003                          --          --            --          --        60,000         360            --           --
2004                          --          --            --          --        60,000         360            --           --
2005                          --          --            --          --       120,000         395       105,000          340
----------------------------------------------------------------------------------------------------------------------------
                          85,000    $    270            --    $     --       472,500    $    365       190,000     $    349
============================================================================================================================
Silver
------
Remainder of 2000        500,000    $   6.00       500,000    $   4.75            --    $     --            --     $     --
2001                   1,000,000        6.00     2,500,000        4.75     1,500,000        6.60            --           --
----------------------------------------------------------------------------------------------------------------------------
                       1,500,000    $   6.00     3,000,000    $   4.75     1,500,000    $   6.60            --     $     --
============================================================================================================================

Currency position

At June 30, 2000, the Company had an obligation under foreign currency exchange contracts to purchase C$16.5 million in the remainder of 2000 at an exchange rate of C$1.37 to U.S.$1.00 and C$20.0 million in 2001 at C$1.46 to U.S.$1.00.

Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at June 30, 2000 and December 31, 1999.

                                                                    June 30, 2000                       December 31, 1999
                                                 ----------------------------------- --------------------------------------
                                                      Carrying          Estimated             Carrying          Estimated
                                                        Amount         Fair Value               Amount         Fair Value
---------------------------------------------------------------------------------------------------------------------------
Gold forward sales                               $          --      $       1,700        $          --      $        (900)
Silver forward sales                                        --              1,700                   --              1,000
Gold options    - puts purchased                           340                200                1,400              1,700
                - calls sold                            (3,500)            (5,900)              (4,100)            (5,600)
                - puts sold                                 --                 --               (1,300)              (600)
                - calls purchased                        7,500              7,500                9,100              8,000
Silver options  - puts purchased                         1,800              1,300                2,500              1,400
                - puts sold                             (1,500)              (300)              (2,200)              (500)
                - calls purchased                          700                 --                1,000                300
Foreign currency contracts                                  --               (800)                  --             (1,200)
---------------------------------------------------------------------------------------------------------------------------
                                                                    $       5,400                           $       3,600
===========================================================================================================================

Fair values are estimated based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

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

                                 June 30, 2000
                                (U.S. dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $279 per ounce in 1999 and $285 per ounce during the first six months of 2000.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

The Company's hedge position as of June 30, 2000 partially protects the Company against gold price declines in the years 2000 through 2005. For the remainder of 2000, this position includes forward sales of 117,500 ounces at a forward price of $314 per ounce. Additionally, the Company has purchased put options on 85,000 ounces of gold at an average strike price of $270 per ounce to provide downside protection in the remainder of 2000. For the years 2001 through 2005, the Company has forward sales totaling 310,000 ounces of gold at a forward price of $311 per ounce. In addition, the Company has hedged 2.3 million silver ounces at a minimum average cash price of $5.58 per ounce for the remainder of 2000 and
2.8 million silver ounces at a minimum average cash price of $5.87 per ounce for 2001.

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

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 6 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. The Company has exercised its right to defer interest payments since April 1998. The Company has deferred a total of $34.8 million in interest to date.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                 June 30, 2000
                                (U.S. dollars)

LIQUIDITY AND CAPITAL RESOURCES
Net cash flow provided from operating activities was $14.5 million for the first six months of 2000 compared to $18.2 million for the first six months of 1999. The 2000 results compared to 1999 reflect increases in inventories ($11.2 million), operating costs ($11.8 million), royalties and production taxes ($1.9 million) and exploration and development spending ($3.4 million). The increases are related to the recent recommencement of Lupin operations and increased production at McCoy/Cove. These factors were partially offset by increased gold and silver cash sales ($25.4 million).

Net cash used in investing activities was $6.7 million in the first six months of 2000, primarily related to mining properties, plant and equipment.

Net cash used in financing activities was $0.3 million in the first six months of 2000, comprised of currency borrowings of $12.0 million offset by currency loan repayments of $12.3 million.

The Company had $11.0 million in cash and cash equivalents and $2.0 million in short-term investments at June 30, 2000.

At June 30, 2000, the Company's total debt was $56.7 million, of which $15.0 million was current.

At June 30, 2000, the Company had $36.0 million outstanding, and up to an additional $14.0 million or gold equivalent, subject to covenant limitations, available until August 2001, under its revolving credit facility. In July 2000, the Company repaid an additional $4.0 million under the facility. The Company has no restrictions on the borrowing capacity of this line, based on the current trailing 90-day average spot price of gold.

At June 30, 2000, the fair value of the Company's hedge portfolio was $5.4 million, which is within the predetermined margin limits. Margin deposits could be required if the fair value of the hedge portfolio with certain counterparties were less than the predetermined margin threshold.

For the full year 2000, the Company expects to incur $12 million in capital expenditures, of which $5.9 million has been incurred in the first six months of 2000. The Company will rely on its operating cash flow and borrowing capacity under its revolving loan facility to fund the remainder of its planned 2000 capital expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price and the cost structure at the Company's operating mines.

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

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)

FINANCIAL REVIEW
Three month results
The Company reported net earnings of $10.2 million ($0.04 per share) in the second quarter of 2000, compared to a net loss of $7.0 million ($0.07 per share) in the second quarter of 1999. The 2000 results compared to 1999 reflect increased gold and silver sales volume ($34.3 million), partially offset by increased operating costs ($14.1 million).

Gold production increased 51% to 188,475 ounces in the second quarter of 2000 compared to 125,056 ounces in the second quarter of 1999. Increased production reflects the contribution from the Lupin mine of 38,359 ounces after the successful re-commissioning completed in early April and increased mill grades and recoveries at McCoy/Cove. Silver production from McCoy/Cove was 3.6 million ounces, 87% higher than the 1.9 million ounces produced in 1999.

Cash operating costs were $186 per ounce of gold in the second quarter of 2000, versus $213 in the second quarter of 1999. The decrease was primarily a result of increased grades and higher production at McCoy/Cove. Total production costs were $262 per ounce in the second quarter of 2000, versus $314 per ounce in the second quarter of 1999.

Six month results
The Company reported net earnings of $7.5 million ($0.00 per share) in the first six months of 2000, compared to a net loss of $12.1 million ($0.13 per share) in the first six months of 1999. The 2000 results compared to 1999 reflect increased gold and silver sales volume ($37.2 million). These factors were partially offset by increased operating costs ($11.9 million) and increased exploration and development spending ($3.4 million).

Gold production increased 35% to 328,645 ounces in the first six months of 2000 compared to 243,820 ounces in the first six months of 1999. Increased production reflects the re-commissioning of Lupin operations, increased mill grades and recoveries at McCoy/Cove and higher leach pad tons at Round Mountain. Silver production from McCoy/Cove was 7.4 million ounces, 62% higher than the 4.6 million ounces produced in 1999.

Cash operating costs were $179 per ounce of gold in the first six months of 2000, versus $215 in the first six months of 1999. The decrease was primarily a result of increased grades and higher production at McCoy/Cove. Total production costs were $257 per ounce in the first six months of 2000, versus $317 per ounce in the first six months of 1999.

The term ounce as used in this Form 10-Q means "troy ounce".

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)


Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                                   Three months ended                       Six months ended
                                                                              June 30                                June 30
Revenue Data                                                  2000               1999               2000                1999
-------------------------------------------------------------------------------------------------------------------------------
Gold
----
   Ounces sold                                             182,372            112,399            299,166             222,110
   Average price realized/ounce - revenue basis       $        322       $        326       $        321        $        325
   Average price realized/ounce - cash basis /(1)/    $        302       $        345       $        301        $        348
   Average market price/ounce                         $        280       $        274       $        285        $        281
   Revenue (millions of U.S. $)                       $       58.7       $       36.6       $       96.1        $       72.2
   Percentage of total revenue                                  70%                72%                71%                 72%
Silver
------
   Ounces sold                                           4,886,675          2,708,016          7,374,682           5,101,111
   Average price realized/ounce - revenue basis       $       5.23       $       5.27       $       5.42        $       5.38
   Average price realized/ounce - cash basis /(1)/    $       5.18       $       5.19       $       5.35        $       5.26
   Average market price/ounce                         $       5.06       $       5.15       $       5.13        $       5.22
   Revenue (millions of U.S. $)                       $       25.6       $       14.3       $       40.0        $       27.4
   Percentage of total revenue                                  30%                28%                29%                 28%
-------------------------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)              $       84.3       $       50.9       $      136.1        $       99.6
===============================================================================================================================

/(1)/ Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis                                                  Three months ended          Six months ended
2000 vs. 1999                                                                         June 30                   June 30
-----------------------------------------------------------------------------------------------------------------------------
Lower gold prices                                                                   $    (0.6)                 $   (1.0)
Lower silver prices                                                                      (0.3)                      0.3
Change in volume                                                                         34.3                      37.2
-----------------------------------------------------------------------------------------------------------------------------
Increase in revenue                                                                 $    33.4                  $   36.5
=============================================================================================================================

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)

Production Costs
Production cost data per ounce of gold is set out below.

                                                                     Three months ended                    Six months ended
Production Costs per                                                            June 30                             June 30
Ounce of Gold Produced                                           2000              1999              2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                     $       190       $       227       $       190      $        220
   Deferred stripping and mine development costs                   (3)              (16)               (8)              (14)
   Inventory movements and other                                   (1)                2                (3)                9
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                              186               213               179               215
   Royalties                                                       10                10                 9                10
   Production taxes                                                 3                --                 3                --
-----------------------------------------------------------------------------------------------------------------------------
Total cash costs                                                  199               223               191               225
   Depreciation                                                    31                60                34                60
   Amortization                                                    20                20                21                21
   Reclamation and mine closure                                    12                11                11                11
-----------------------------------------------------------------------------------------------------------------------------
Total production costs                                    $       262       $       314       $       257      $        317
=============================================================================================================================

Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $186 per ounce of gold in the second quarter of 2000 and $213 in the second quarter of 1999.
See "Operations Review."

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                              Three months ended                    Six months ended
thousands of U.S. dollars,                                                      June 30                             June 30
except per ounce amounts                                         2000              1999              2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                  $    48,880       $    34,833       $    79,089      $     67,246
Change in finished goods inventory and other                   (3,214)             (215)              656             3,462
Co-product cost of silver produced                            (10,602)           (7,981)          (20,864)          (18,287)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                      $    35,064       $    26,637       $    58,881      $     52,421
=============================================================================================================================
Gold ounces produced                                          188,475           125,056           328,645           243,820
=============================================================================================================================
Cash operating costs per ounce                            $       186       $       213       $       179      $        215
=============================================================================================================================

Reserve estimates
The prices used in estimating the Company's ore reserves at December 31, 1999 were $325 per ounce of gold and $5.50 per ounce of silver. The market price for gold is currently below this level. If the Company determines that its reserves should be estimated at a significantly lower price than that used at December 31, 1999, there could be a material reduction in the amount of gold reserves. For example, the Company estimates that based on extrapolation of information developed in reserve estimation, but without the same degree of analysis as required for reserve estimation, if the Company's reserves at December 31, 1999 were based on a price of $300 per ounce of gold, while reserves at the operating properties would not decrease, reserves at the Aquarius development property would decrease approximately 11%. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)



OPERATIONS REVIEW
Operating data by mine is set out below.

                                                                   Three months ended                     Six months ended
                                                                              June 30                              June 30
Operating Data by Mine                                        2000               1999              2000               1999
-----------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
   (a)Round Mountain (50%)                                  76,408             70,765           148,362            130,450
   (b)McCoy/Cove                                            49,448             29,576            92,594             61,690
   (c)Lupin                                                 38,359                 --            38,359                 --
   (d)Kettle River                                          24,260             24,715            49,330             51,680
-----------------------------------------------------------------------------------------------------------------------------
Total gold                                                 188,475            125,056           328,645            243,820
=============================================================================================================================

Silver production (ounces)
--------------------------
   (b)McCoy/Cove                                         3,581,898          1,918,479         7,424,844          4,583,317
-----------------------------------------------------------------------------------------------------------------------------
Total silver                                             3,581,898          1,918,479         7,424,844          4,583,317
=============================================================================================================================

Gold production increased 51% to 188,475 ounces in the second quarter of 2000 compared to 125,056 ounces in the second quarter of 1999. Increased production reflects the re-commissioning of Lupin operations and increased mill grades and recoveries at McCoy/Cove. Silver production increased to 3.6 million ounces in the second quarter of 2000 from 1.9 million ounces in the second quarter of 1999, reflecting increased grades and recoveries. For the full year 2000, the Company's gold production target is between 660,000 and 700,000 ounces and the silver production target is 12 million ounces.

                                                                   Three months ended                     Six months ended
                                                                              June 30                              June 30
Operating Data by Mine                                        2000               1999              2000               1999
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
----------------------------------------
    (a) Round Mountain                                     $   202            $   195           $   194            $   207
    (b) McCoy/Cove                                             163                222               156                215
    (c) Lupin                                                  213                 --               213                 --
    (d) Kettle River                                           201                243               214                235
-----------------------------------------------------------------------------------------------------------------------------
Company average                                            $   186            $   213           $   179            $   215
=============================================================================================================================

Cash operating costs were $186 per ounce of gold in the second quarter of 2000, compared to $213 in the second quarter of 1999. The Company has targeted consolidated cash operating costs of $200 to $210 per ounce of gold produced for the full year 2000.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)


(a)    Round Mountain, Nevada (50% owned)

                                                                     Three months ended                       Six months ended
                                                                                June 30                                June 30
OPERATING DATA                                                  2000               1999                2000               1999
----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
    Heap leached - reusable pad (50%)                         18,452             16,619              36,220             35,957
    Heap leached - dedicated pad (50%)                        41,114             24,198              73,487             49,433
    Milled (50%)                                              16,842             27,970              36,720             43,082
    Other (50%)                                                   --              1,978               1,935              1,978
                                                           ---------          ---------           ---------          ---------
    Total (50%)                                               76,408             70,765             148,362            130,450
Mining cost/ton of ore and waste                           $    0.82          $    0.69           $    0.82          $    0.71
Heap leaching cost/ton of ore                              $    0.63          $    0.65           $    0.60          $    0.69
Milling cost/ton of ore                                    $    2.80          $    3.03           $    2.85          $    3.17
Production cost per ounce of gold produced:
    Direct mining expense                                  $     206          $     194           $     211          $     214
    Deferred stripping cost                                       (4)                (4)                (11)               (16)
    Inventory movements and other                                 --                  5                  (6)                 9
                                                           ---------          ---------           ----------         ---------
      Cash operating cost                                        202                195                 194                207
    Royalties                                                     23                 14                  17                 17
    Production taxes                                               1                 --                   1                 --
                                                           ---------          ---------           ---------          ---------
      Total cash cost                                            226                209                 212                224
    Depreciation                                                  45                 45                  46                 46
    Amortization                                                  18                 18                  18                 18
    Reclamation and mine closure                                   9                  9                   9                  9
                                                           ---------          ---------           ---------          ---------
      Total production costs                               $     298          $     281           $     285          $     297
                                                           ---------          ---------           ---------          ---------
Heap leached -  reusable pad:
    Ore processed (tons/day) (100%)                           27,630             10,536              27,784             14,669
    Total ore processed (000 tons) (100%)                      2,514                959               5,057              2,670
    Grade (ounce/ton)                                          0.030              0.034               0.028              0.036
    Recovery rate (%)                                           58.1               73.1                59.9               73.8
Heap leached - dedicated pad:
    Ore processed (tons/day) (100%)                          145,198            118,334             145,236            104,991
    Total ore processed (000 tons) (100%)                     13,213             10,768              26,433             19,108
    Grade (ounce/ton)                                          0.011              0.011               0.011              0.011
    Recovery rate /(1)/
Milled:
    Ore processed (tons/day) (100%)                            8,581              7,711               8,322              7,493
    Total ore processed (000 tons) (100%)                        781                702               1,515              1,364
    Grade (ounce/ton)                                          0.051              0.079               0.049              0.083
    Recovery rate (%)                                           82.9               88.5                83.9               87.7
----------------------------------------------------------------------------------------------------------------------------------

/(1)/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The Company's share of mine production was 76,408 ounces for the second quarter of 2000 compared with 70,765 ounces in the second quarter of 1999. The increase in production is attributable to the mining of more ore rather than waste tons in the second quarter of 2000 when compared to the same period in 1999. This resulted in 34%

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)


more tons being placed on leach pads in the second quarter of 2000, compared with the same period last year. Round Mountain completed an area of high stripping at the end of the third quarter of 1999 and has now returned to the life-of-mine average ratio. Cash operating cost per ounce increased to $202 for the second quarter of 2000, compared to $195 in the second quarter of 1999 due to increased diesel prices and the cost of processing more heap leach ore.

During 2000, a $1 million exploration program is underway which includes further drilling, target identification and other activity in the large area of mutual interest surrounding Round Mountain. This program will allow a better understanding of the underlying geological structures of these targets and their ability to support gold mineralization.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30,2000
                                (U.S. dollars)


(b)  McCoy/Cove, Nevada (100% owned)

                                                                     Three months ended                       Six months ended
                                                                                June 30                                June 30
OPERATING DATA                                                  2000               1999                2000               1999
----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
    Milled                                                    33,005             16,039              61,703             36,696
    Heap leached                                              16,443             13,537              30,891             24,994
                                                          ----------         ----------          ----------         ----------
    Total gold                                                49,448             29,576              92,594             61,690
Silver produced (ounces):
    Milled                                                 3,229,514          1,848,331           6,844,790          4,432,671
    Heap leached                                             352,384             70,148             580,054            150,646
                                                          ----------         ----------          ----------         ----------
    Total silver                                           3,581,898          1,918,479           7,424,844          4,583,317
Mining cost/ton of ore and waste                          $     0.70         $     0.60          $     0.72         $     0.66
Milling cost/ton of ore                                   $     6.75         $     5.57          $     6.77         $     6.10
Heap leaching cost/ton of ore                             $     1.91         $     1.56          $     1.80         $     1.63
Production cost per ounce of gold produced:
    Direct mining expense                                 $      155         $      244          $      160         $      213
    Deferred stripping cost                                        5                (26)                 (3)               (10)
    Inventory movements and other                                  3                  4                  (1)                12
                                                          ----------         ----------          ----------         ----------
      Cash operating cost                                        163                222                 156                215
    Royalties                                                      3                  2                   3                  2
    Production taxes                                               6                 --                   5                 --
                                                          ----------         ----------          ----------         ----------
      Total cash cost                                            172                224                 164                217
    Depreciation                                                  22                 52                  23                 50
    Amortization                                                  28                 27                  28                 27
    Reclamation and mine closure                                  11                 11                  11                 11
                                                          ----------         ----------          ----------         ----------
      Total production costs                              $      233         $      314          $      226         $      305
                                                          ----------         ----------          ----------         ----------
Average gold-to-silver price ratio/(1)/                       55.1:1             53.4:1              55.5:1             53.9:1
Milled:
    Ore processed (tons/day)                                  11,313             13,664              11,257             12,590
    Total ore processed (000 tons)                             1,029              1,243               2,049              2,291
    Gold grade (ounce/ton)                                     0.054              0.030               0.057              0.032
    Silver grade (ounce/ton)                                    3.78               2.46                4.44               2.77
    Gold recovery rate (%)                                      52.2               36.3                54.0               40.5
    Silver recovery rate (%)                                    72.7               58.7                72.5               62.7
Heap leached:
    Ore processed (tons/day)                                   9,010             14,029               9,942             12,809
    Total ore processed (000 tons)                               820              1,277               1,809              2,331
    Gold grade (ounce/ton)                                     0.019              0.019               0.024              0.022
    Silver grade (ounce/ton)                                    0.83               0.22                0.96               0.23
    Recovery rates/(2)/
----------------------------------------------------------------------------------------------------------------------------------

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)

At McCoy/Cove in Nevada, gold production was 49,448 ounces in the second quarter of 2000 compared with 29,576 ounces in the second quarter of 1999. Silver production totaled 3.6 million ounces in the first quarter of 2000 compared with
1.9 million ounces in the same period in 1999. In 1999, McCoy/Cove completed removal of the waste rock associated with the portion of the Cove pit wall that collapsed in 1996, allowing access to higher grades. As expected, gold grades were 80% higher and silver grades 54% higher in the second quarter of 2000 than during the same quarter in 1999. With the higher production, cash operating costs were $163 per ounce in the second quarter of 2000, down $59 from the second quarter of 1999.

McCoy/Cove is on schedule to complete mining of the open pits by the end of the year. In 2001, lower grade stockpiles will be processed, and this will continue through mid 2002. Production will accordingly decrease next year. Heap leach crushing was completed during the quarter as planned. Heap leach processing is expected to continue into 2001.

Underground mining of the Cove South Deep upper zone continued during the quarter and is scheduled for completion in the first quarter of 2001. Exploration of additional underground targets below the existing Cove pit is underway.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)

(c)  Lupin, Nunavut, Canada  (100% owned)

                                                                     Three months ended                       Six months ended
                                                                                June 30                                June 30
OPERATING DATA                                                  2000               1999                2000               1999
----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                        38,359                                 38,359
Mining cost/ton of ore                              C      $   38.50   C      $      --    C      $   38.50   C      $      --
Milling cost/ton of ore                             C      $   14.45   C      $      --    C      $   14.45   C      $      --
Production cost per ounce  of gold produced:
    Canadian dollars:
     Direct mining expense                          C      $     341   C      $      --    C      $     341   C      $      --
     Deferred mine development cost                 C      $      (4)  C      $      --    C      $      (4)  C      $      --
     Inventory movements and other                  C      $      --   C      $      --    C      $      --   C      $      --
                                                           ---------          ---------           ---------          ---------
      Cash operating cost                           C      $     337   C      $      --    C      $     337   C      $      --
    U.S. dollars
     Cash operating costs                           US     $     213   US            --    US           213   US            --
     Royalties                                                    --                 --                  --                 --
     Production taxes                                             --                 --                  --                 --
                                                           ---------          ---------           ---------          ---------
      Total cash cost                                            213                 --                 213                 --
    Depreciation                                                  28                 --                  28                 --
    Amortization                                                   9                 --                   9                 --
    Reclamation and mine closure                                  17                 --                  17                 --
                                                           ---------          ---------           ---------          ---------
      Total production costs                        US     $     267   US     $      --    US     $     267   US     $      --
                                                           ---------          ---------           ---------          ---------
Milled:
    Ore processed (tons/day)                                   1,934                 --               1,934                 --
    Total ore processed (000 tons)                               176                 --                 176                 --
    Grade (ounce/ton)                                          0.235                 --               0.235                 --
    Recovery rate (%)                                           92.9%                --                92.9%                --
----------------------------------------------------------------------------------------------------------------------------------

In November 1999, the Company announced its decision to reopen the Lupin mine, located in Nunavut, Canada. Re-commissioning activities were completed on time and on budget, and the first gold pour occurred in mid-April. Gold production for the quarter was 38,359 ounces and cash operating costs were $213 per ounce. Grades and recovery were as planned with lower than anticipated spending on equipment and labor. The cash operating costs include a $0.6 million benefit ($15 per ounce) from hedging Canadian dollars for Lupin expenditures. A $6.0 million gain was realized when certain contracts were closed during the first quarter of 1997. The gain was deferred and will be recognized through the third quarter of 2001.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30,2000
                                (U.S. dollars)

(d)  Kettle River, Washington (100% owned)

                                                                     Three months ended                       Six months ended
                                                                                June 30                                June 30
OPERATING DATA                                                  2000               1999                2000               1999
----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                        24,260             24,715              49,330             51,680
Mining cost/ton of ore                                     $   20.01          $   23.91           $   21.06          $   24.05
Milling cost/ton of ore                                    $   11.15          $   11.21           $   11.51          $   11.16
Production cost per ounce  of gold produced:
    Direct mining expense                                  $     238          $     254           $     238          $     242
    Deferred mine development cost                                --                 --                  --                 --
    Inventory movements and other                                (37)               (11)                (24)                (7)
                                                           ----------         ---------           ----------         ---------
      Cash operating cost                                        201                243                 214                235
    Royalties                                                     13                 18                  13                 15
    Production taxes                                               1                  1                   1                  1
                                                           ---------          ---------           ---------          ---------
      Total cash cost                                            215                262                 228                251
    Depreciation                                                  10                 72                  10                 69
    Amortization                                                   8                  8                   8                  8
    Reclamation and mine closure                                  15                 15                  15                 15
                                                           ---------          ---------           ---------          ---------
      Total production costs                               $     248          $     357           $     261          $     343
                                                           ---------          ---------           ---------          ---------
Milled:
    Ore processed (tons/day)                                   1,378              1,624               1,443              1,641
    Total ore processed (000 tons)                               125                148                 263                299
    Grade (ounce/ton)                                          0.223              0.200               0.221              0.204
    Recovery rate (%)                                           86.9               83.7                85.0               85.0
----------------------------------------------------------------------------------------------------------------------------------

Production for the second quarter of 2000 was 24,260 ounces, similar to 24,715 ounces in the second quarter of 1999. Cash operating costs per ounce were $201, down $42 from the second quarter of 1999, due to lower mining costs.

At Kettle River, a series of deposits are mined with the ore feeding a central mill. In 2000, approximately 60% of ore milled is expected to come from Lamefoot and 40% from K-2. Lamefoot mining is expected to be completed by the end of the year.

Preliminary results of the exploration efforts to test zones to the northeast of the K-2 deposit have indicated a resource of approximately 400,000 tons grading
0.2 ounces per ton. A mine plan will be developed during the last half of the year that should extend the mine life of K-2 for another year.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30,2000
                                (U.S. dollars)

RECENT DEVELOPMENTS
Exploration and development programs
With the ongoing low gold price environment, the Company continues to focus its exploration and development activities primarily in the Western United States and in the Timmins area of Ontario, where the Company already has, or plans to have, extensive gold mining infrastructure.

For the second quarter of 2000, the Company spent $1.4 million on exploration activities. Exploration costs are expensed as incurred.

At the Youga/Bitou property in Burkina Faso, West Africa, (a 50/50 joint venture with Ashanti Goldfields as the operator) a drilling program is being completed at the main zone on the Youga concession as well as on nearby ground to extend known zones of mineralization. In addition, drilling has commenced on adjacent concessions where surface sampling has indicated extensive zones of gold mineralization. The drilling program is expected to be completed by year's end.

Aquarius
Aquarius is an advanced development project owned entirely by the Company and located 40 kilometers east of Timmins in northeastern Ontario. The Company curtailed all site engineering and construction in early 1998 after completion of a frozen earth system around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. All facilities and equipment are on a scheduled care and maintenance program designed to fully preserve all assets. During the second quarter of 2000, the Company expensed $0.2 million in holding costs related to Aquarius.

During the second quarter, M3 Engineering and Technology Corporation (Tucson, Arizona) completed a bankable engineering study based on a 7,500 tonne per day on-site mill and an open-pit mine. The study determined that, based on a gold price of $300 per ounce and a proven and probable ore reserve of 1,191,000 ounces, Aquarius will produce 1,132,000 ounces of gold at a cash operating cost of $148 per ounce. A change in the processing concept from whole ore leach to a simplified gravity flotation circuit along with other improvements to the mining plan contribute to the decrease in estimated operating costs. This improvement is achieved without compromising gold recovery. The study also determined that significant savings in capital costs were achievable by incorporating a grinding circuit, acquired in exchange for the Company's interest in the Paredones Amarillos project, and reassigning mining and process equipment from the Company's McCoy/Cove Mine.

On May 16, 2000 the Ontario Technical Standards and Safety Authority issued a provisional operating permit for the freeze plants. On June 30, 2000 the Minister of the Environment for Canada announced his approval of the environmental assessment for Aquarius. The Minister concluded that further environmental assessment by a review panel or mediator was not necessary because significant adverse environmental effects were unlikely. The Minister has referred the project back to the Department of Fisheries and Oceans for completion of the permitting process. The Company anticipates all permitting for the Aquarius project will be in place during the third quarter.

Aquarius, with its extensive land holdings and enhanced project economics, represents an early development opportunity in an improving gold market.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30,2000
                                (U.S. dollars)

Alaska-Juneau
By judgement entered on July 6, 2000 the Superior Court for the State of Alaska found that Echo Bay Alaska Inc., an indirect subsidiary of the Company, had completed the requirements of a closeout plan relating to final reclamation of the Alaska-Juneau mine. Among other findings, the Court concluded, as to those areas within the mine where Echo Bay Alaska Inc. activities took place, there exists no risk of a release or threatened release of a hazardous substance in sufficient concentrations to present a danger to human or ecological receptors.

According to the findings of the Court, a full compromise and settlement of all claims and courses of action raised by the State of Alaska or which could have been asserted against Echo Bay Alaska Inc. constitutes the completion of the closeout plan requirements and related work plans. This finding is based upon all information made available to the State by Echo Bay Alaska Inc. and its contractors. The Company believes that all obligations in respect of the Alaska-Juneau project have been satisfied and there is no further liability to the Company or its subsidiaries relating to the reclamation and closure of the project.

Kuranakh/Golden Eagle
Under an agreement with Newmont Gold Company, completed in July 2000, the Company exchanged its 50% interest in the Kuranakh gold project located in eastern Russia for Newmont's 75% operating interest in the Golden Eagle project located in the Republic district of Washington State. The Company may also receive up to an additional $7 million depending on whether certain permitting, financing and project completion conditions are achieved in respect of Kuranakh. Further, each party will be required to pay a production royalty to the other, starting at 0.5% of its share in production at a $350 per ounce gold price and increasing to 1% at a $400 gold price. No gain or loss will be recorded pursuant to this agreement.

Kuranakh is situated next to an existing mine and milling operation in the Sakha Republic. Over the past four years the Company conducted exploration and other work, and concluded that Kuranakh was a good development opportunity. The Company, with its Russian partners, had conceived various parameters under which the project might be advanced and had detailed discussions with the Russan government on a production sharing and gold sales agreement. However, significant capital would be required and the Company believes that, in a climate of low gold prices, it would have difficulty obtaining the capital needed for development and construction. The Company concluded that the Kuranakh gold project would be a better opportunity for a financially stronger enterprise. This led to discussions, and ultimately the agreement with Newmont.

Golden Eagle is an advanced gold exploration project located approximately 15 miles from the Company's Kettle River operation. Covering approximately 204 acres of fee land and patented mining claims in a prospective area for mineral exploration, Golden Eagle represents a good opportunity to extend operations at Kettle River. The Company plans to commence a drilling program during the third quarter. The agreement with Newmont also includes other holdings in the Republic District representing 3,500 acres where mineral rights and/or surface rights are held.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30,2000
                                (U.S. dollars)

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

                               ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

               For the Three and Six Months Ended June 30, 2000
                                (U.S. dollars)

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

(a) The Company's Annual General Meeting was held May 17, 2000.

(c) (1) Election of Directors

                                                                     Votes Against
      Nominee                                    Votes For             or Withheld
      -------                                    ---------           -------------
      John Norman Abell                         69,632,843               1,625,156
      Latham Cawthra Burns                      69,579,846               1,678,153
      Pierre Choquette                          69,626,126               1,631,873
      John Gilray Christy                       69,736,053               1,521,946
      Peter Clarke                              69,669,039               1,588,960
      Robert Leigh Leclerc, Q.C.                67,930,761               3,327,238
      John Frederick McOuat                     69,561,887               1,696,112
      Monica Elizabeth Sloan                    69,543,222               1,714,777
      Richard Geoffrey Pentland Styles          69,585,796               1,672,203

(c) (2) Appointment of Ernst & Young LLP as Auditors of the Company.


                                                                     Votes Against
                                                 Votes For             or Withheld
                                                 ---------           -------------
      Appointment of Ernst & Young LLP          70,379,282                 509,887

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



                                             ECHO BAY MINES LTD.
                                             -----------------------------
                                             (Registrant)


August 4, 2000
-----------------------------
Date


                                             /s/ David A. Ottewell
                                             -----------------------------
                                             DAVID A. OTTEWELL
                                             Controller and Principal
                                             Accounting Officer