Form 10-Q
period 2000-09-30
ECHO BAY MINES LTD
filed 2000-11-13
CIK 722080

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission File Number 1-8542
                                                ------

                              ECHO BAY MINES LTD.
       ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Incorporated under the laws
                    of Canada                             None
           ---------------------------                -------------
                                                    (I.R.S. Employer
         (State or other jurisdiction of           Identification No.)
         incorporation or organization)

    Suite 540, 6400 S. Fiddlers Green Circle
                  Englewood, CO                        80111-4957
    ----------------------------------------        ----------------
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

                                Yes  X   No ___
                                    ---

             Title of Class                  Shares Outstanding as of
      ----------------------------               November 7, 2000
              Common Shares                  ------------------------
      without nominal or par value                 140,607,145


================================================================================

                              ECHO BAY MINES LTD.


                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

   ITEM 1.  Condensed Financial Statements (Unaudited)...................................................    1

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........   12

PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings............................................................................   27

   ITEM 6.  Exhibits and Reports on Form 8-K.............................................................   27

SIGNATURE................................................................................................   28

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                                                          September 30                 December 31
thousands of U.S. dollars                                                                   2000                        1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $  12,381                   $   3,401
 Short-term investments                                                                    1,955                       2,042
 Interest and accounts receivable                                                          3,925                       2,942
 Inventories (note 2)                                                                     42,172                      37,204
 Prepaid expenses and other assets                                                        14,694                      15,621
----------------------------------------------------------------------------------------------------------------------------
                                                                                          75,127                      61,210

Plant and equipment (note 3)                                                             144,475                     167,438
Mining properties (note 3)                                                                70,978                      81,959
Long-term investments and other assets                                                    22,977                      29,255
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 313,557                   $ 339,862
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                              $  27,760                   $  29,961
 Income and mining taxes payable                                                           4,905                       3,004
 Gold and other financings (note 4)                                                       34,250                      13,750
 Deferred income (note 5)                                                                 10,197                      10,525
----------------------------------------------------------------------------------------------------------------------------
                                                                                          77,112                      57,240

Gold and other financings (note 4)                                                         5,704                      42,919
Deferred income (note 5)                                                                  60,674                      83,374
Other long-term obligations                                                               50,537                      47,847
Deferred income taxes                                                                      4,963                       7,381

Commitments and contingencies (notes 10 and 11)

Common shareholders' equity:
   Common shares, no par value, unlimited number authorized;
       140,607,145 shares issued and outstanding                                         713,343                     713,343
 Capital securities (note 6)                                                             136,148                     124,616
 Deficit                                                                                (709,668)                   (714,844)
 Foreign currency translation                                                            (25,256)                    (22,014)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         114,567                     101,101
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 313,557                   $ 339,862
============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF OPERATIONS                          Three months ended        Nine months ended
Thousands of U.S. dollars,                                          September 30             September 30
Except for per share data                                       2000        1999        2000         1999
---------------------------------------------------------------------------------------------------------
Revenue                                                     $ 76,415    $ 54,211    $212,505    $153,855
---------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                              47,642      35,849     126,731     103,095
 Royalties                                                     1,840       1,727       5,842       5,042
 Production taxes                                                137          85       1,469         214
 Depreciation and amortization                                13,150      13,999      39,079      40,416
 Reclamation and mine closure                                  2,770       1,617       8,018       5,142
 General and administrative                                    1,055       1,723       4,684       5,630
 Exploration and development                                   1,548       1,892       8,978       5,898
 Loss on sale of interests in mining and other properties         --      13,795          --      13,795
 Interest and other (note 7)                                  (1,028)      3,445       2,608       6,505
---------------------------------------------------------------------------------------------------------
                                                              67,114      74,132     197,409     185,737
---------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                            9,301     (19,921)     15,096     (31,882)
---------------------------------------------------------------------------------------------------------
Income tax expense (recovery):
 Current                                                         603         (28)        703         143
 Deferred                                                       (300)         --      (2,100)         --
---------------------------------------------------------------------------------------------------------
                                                                 303         (28)     (1,397)        143
---------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         $  8,998    $(19,893)   $ 16,493    $(32,025)
=========================================================================================================
Net earnings (loss) attributable to common
 shareholders (note 6)                                      $  5,154    $(23,312)   $  5,176    $(42,093)
=========================================================================================================
Earnings (loss) per share                                   $   0.04    $  (0.17)   $   0.04    $  (0.30)
=========================================================================================================
Weighted average number of shares outstanding (thousands)    140,607     140,607     140,607     140,607
=========================================================================================================


CONSOLIDATED STATEMENT                                        Three months ended       Nine months ended
OF DEFICIT                                                          September 30            September 30
thousands of U.S. dollars                                     2000          1999       2000         1999
---------------------------------------------------------------------------------------------------------
Balance, beginning of period                             $(714,822)    $(682,656) $(714,844)   $(663,875)
Net earnings (loss)                                          8,998       (19,893)    16,493      (32,025)
Interest on capital securities, net of nil tax effect       (3,844)       (3,419)   (11,317)     (10,068)
 (note 6)
---------------------------------------------------------------------------------------------------------
Balance, end of period                                   $(709,668)    $(705,968) $(709,668)   $(705,968)
=========================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                       Three months ended        Nine months ended
OF CASH FLOW                                                       September 30             September 30
thousands of U.S. dollars                                    2000          1999        2000         1999
---------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
 Net cash flows provided from operating activities       $ 19,974       $10,628    $ 34,454     $ 28,872
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                    (1,650)       (8,060)     (9,425)     (23,899)
 Long-term investments and other assets                        20          (161)       (525)      (5,175)
 Proceeds on repurchase of gold forward sales                  --            --          --        1,500
 Short-term investments                                       182            --         182          485
 Proceeds on the sale of plant and equipment                   22           141         357          402
 Other                                                       (371)          (77)        937       (1,304)
---------------------------------------------------------------------------------------------------------
                                                           (1,797)       (8,157)     (8,474)     (27,991)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Currency borrowings                                           --            --      12,000       11,000
 Debt repayments                                          (16,750)       (3,285)    (29,000)     (13,056)
 Other                                                         --            --          --       (1,389)
---------------------------------------------------------------------------------------------------------
                                                          (16,750)       (3,285)    (17,000)      (3,445)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        1,427          (814)      8,980       (2,564)
Cash and cash equivalents, beginning of period             10,954         6,237       3,401        7,987
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $ 12,381       $ 5,423    $ 12,381     $  5,423
=========================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1. GENERAL
In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of September 30, 2000 and December 31, 1999 and the consolidated results of operations and cash flow for the three and nine months ended September 30, 2000 and 1999. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2. INVENTORIES

                                                                            September 30       December 31
                                                                                    2000              1999
-------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                                $     16,715       $    16,033
                 --  in-process                                                   10,067             7,538
Materials and supplies                                                            15,390            13,633
-------------------------------------------------------------------------------------------------------------
                                                                            $     42,172       $    37,204
=============================================================================================================

3. PROPERTY, PLANT AND EQUIPMENT

Plant and equipment                                                         September 30       December 31
                                                                                    2000              1999
-------------------------------------------------------------------------------------------------------------
Cost                                                                        $     654,483      $   661,048
Less accumulated depreciation                                                     510,008          493,610
-------------------------------------------------------------------------------------------------------------
                                                                            $     144,475      $   167,438
=============================================================================================================

Mining properties                                                           September 30       December 31
                                                                                    2000              1999
-------------------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                          $     276,440      $    272,362
Less accumulated amortization                                                     245,363           230,470
-------------------------------------------------------------------------------------------------------------
                                                                                   31,077            41,892
Development properties' acquisition and development costs                          13,471            14,065
Deferred mining costs                                                              26,430            26,002
-------------------------------------------------------------------------------------------------------------
                                                                            $      70,978      $     81,959
=============================================================================================================

4. GOLD AND OTHER FINANCINGS

                                                                            September 30       December 31
                                                                                    2000              1999
-------------------------------------------------------------------------------------------------------------
Currency loans                                                              $      34,250      $    51,250
Capital securities (note 6)                                                         5,704            5,419
-------------------------------------------------------------------------------------------------------------
                                                                                   39,954           56,669
Less current portion                                                               34,250           13,750
-------------------------------------------------------------------------------------------------------------
                                                                            $       5,704      $    42,919
=============================================================================================================

The Company's revolving credit facility expires August 2001 and the total indebtedness of $23.0 million is classified as a current liability. The Company will be seeking to replace this facility over the next several months.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

5. DEFERRED INCOME

                                                                            September 30       December 31
                                                                                    2000              1999
-------------------------------------------------------------------------------------------------------------
Modification of hedging contracts                                           $     47,256       $    61,382
Premiums received on gold and silver option contracts                             22,560            30,835
Other                                                                              1,055             1,682
-------------------------------------------------------------------------------------------------------------
                                                                                  70,871            93,899
Less current portion                                                              10,197            10,525
-------------------------------------------------------------------------------------------------------------
                                                                            $     60,674       $    83,374
=============================================================================================================

6. CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027, pursuant to a trust indenture. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Since April 1998, the Company has exercised its right to defer its semi-annual interest payments to holders of the capital securities. The deferred interest accrued at September 30, 2000, totaling $41.9 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares.

7.  INTEREST AND OTHER

                                                             Three months ended    Nine months ended
                                                                   September 30         September 30
                                                             2000          1999    2000         1999
----------------------------------------------------------------------------------------------------
Interest income                                             $    (214) $   (145)  $   (600) $   (260)
Interest expense                                                1,334     1,173      4,288     3,402
Alaska-Juneau reclamation                                      (2,048)       --     (2,048)       --
(Gain) loss on sale of share investments                         (182)       --       (182)     (485)
(Gain) loss on sale of plant equipment                             (6)      338       (210)      300
Unrealized loss on share investments                               --       731         --     1,508
Other                                                              88     1,348      1,360     2,040
----------------------------------------------------------------------------------------------------
                                                            $  (1,028) $  3,445   $  2,608  $  6,505
====================================================================================================

Alaska-Juneau reclamation
By judgement entered on July 6, 2000 the Superior Court for the State of Alaska found that Echo Bay Alaska Inc., an indirect subsidiary of the Company, had completed the requirements of a closeout plan relating to final reclamation of the Alaska-Juneau mine. The Company believes that all obligations in respect of the Alaska-Juneau project have been satisfied and there is no further liability to the Company or its subsidiaries relating to the reclamation and closure of the project. The remaining $2.0 million reclamation accrual was credited to Other Income in the third quarter.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

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

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                             Three months ended           Nine months ended
                                                                   September 30                September 30
                                                             2000          1999           2000         1999
-----------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                     $  8,998  $ (19,893)     $  16,493    $ (32,025)
Unrealized/realized loss on share investments                     --        731             --        1,508
Change in market value of foreign exchange contracts          (1,117)       548         (1,750)       4,366
Additional interest expense on capital securities             (3,844)    (3,419)       (11,317)     (10,068)
Amortization of deferred financing on capital securities        (158)      (158)          (475)        (475)
Unrealized gain (loss) on gold call options sold               1,799     (2,271)         1,160       (2,271)
-----------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                         $  5,678  $ (24,462)     $   4,111    $ (38,965)
===========================================================================================================
Earnings (loss) per share under U.S. GAAP                   $   0.04  $   (0.17)     $    0.03    $   (0.28)
===========================================================================================================

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.


                                                            Santa Elina
                                                Canadian    Acquisition/      Capital                 U.S.
September 30, 2000                                  GAAP      Write-off    Securities     Other       GAAP
---------------------------------------------------------------------------------------------------------
Short-term investments                          $  1,955    $        --    $       --  $  1,460  $   3,415
Long-term investments and other assets            22,977             --           950        --     23,927
Gold and other financings                         39,954             --        94,296        --    134,250
Deferred income                                   70,871             --            --    (3,886)    66,985
Other long-term obligations                       50,537             --        41,852     1,860     94,249
Common shares                                    713,343         36,428            --        --    749,771
Capital securities                               136,148             --      (136,148)       --         --
Deficit                                          709,668         36,428          (950)   (3,486)   741,660
Common shareholders' equity (deficit)            114,567             --      (135,198)    3,486    (17,145)
----------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

                                                                       Three months ended                       Nine months ended
                                                                             September 30                            September 30

                                                                   2000              1999                2000                1999
---------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                             $ 5,678          $(24,462)            $ 4,111            $(38,965)
Other comprehensive income (loss), after a nil income tax
 effect:
 Foreign currency translation adjustments                        (1,407)             (573)             (3,242)              3,079
 Unrealized gain (loss) on share investments:
  Net unrealized holding gain (loss) arising during the period    1,460              (828)              1,460              (1,465)
  Reclassification adjustment for net (gain) loss recognized in
   earnings                                                          --                --                  --                (485)
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                    53            (1,401)             (1,782)              1,129
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $ 5,731          $(25,863)            $ 2,329            $(37,836)
=================================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.


                                                                             September 30                             December 31
                                                                                     2000                                    1999
---------------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on share investments                                      $  1,460                                   $  --
Foreign currency translation                                                      (25,256)                                (22,014)
---------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                                             $(23,796)                               $(22,014)
=================================================================================================================================

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 2000. The impact of the new standard on the Company's financial information prepared under U.S. GAAP has not yet been determined.

9.  SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the third quarter of 2000, the Company had four operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; Lupin in Nunavut, Canada and Kettle River in Washington, USA. In April 2000, the Company re-commenced production at its Lupin mine. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

                                                                       Three months ended                       Nine months ended
                                                                             September 30                            September 30
Gold Production (ounces)                                         2000                1999                2000                1999
---------------------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                           79,987              74,422             228,349             204,872
McCoy/Cove                                                     39,362              29,173             131,956              90,863
Lupin                                                          40,696                  --              79,055                  --
Kettle River                                                   24,404              24,400              73,734              76,080
---------------------------------------------------------------------------------------------------------------------------------
Total gold                                                    184,449             127,995             513,094             371,815
---------------------------------------------------------------------------------------------------------------------------------

Silver Production (ounces) - all from McCoy/Cove            2,724,463           1,325,650          10,149,307           5,908,967
=================================================================================================================================

                                                                       Three months ended                       Nine months ended
                                                                             September 30                            September 30
Cash Operating Costs per Ounce of Gold Produced                  2000                1999                2000                1999
---------------------------------------------------------------------------------------------------------------------------------
Round Mountain                                                  $ 201               $ 178               $ 197               $ 197
McCoy/Cove                                                        189                 258                 165                 227
Lupin                                                             199                  --                 206                  --
Kettle River                                                      206                 257                 211                 242
---------------------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                           $ 197               $ 220               $ 185               $ 216
=================================================================================================================================

                                                                       Three months ended                       Nine months ended
Reconciliation of Cash Operating                                             September 30                            September 30
Costs per Ounce to Financial Statements                          2000                1999                2000                1999
---------------------------------------------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                             $ 17,216            $ 13,521            $ 43,776            $ 37,459
  McCoy/Cove                                                   16,693              16,477              53,872              48,290
  Lupin                                                         8,268                  --              13,709                  --
  Kettle River                                                  5,465               5,851              15,374              17,346
---------------------------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements                 47,642              35,849             126,731             103,095
Change in finished goods inventories and other                 (2,070)               (717)             (1,666)              2,626
Co-product cost of silver produced                             (9,236)             (6,973)            (30,143)            (25,409)
---------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                         $ 36,336            $ 28,159            $ 94,922            $ 80,312
=================================================================================================================================
Gold ounces produced                                          184,449             127,995             513,094             371,815
=================================================================================================================================
Cash operating costs per ounce                               $    197            $    220            $    185            $    216
=================================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

                                                                       Three months ended                       Nine months ended
                                                                             September 30                            September 30
                                                                 2000                1999                2000                1999
---------------------------------------------------------------------------------------------------------------------------------
Total gold and silver revenues (millions)                       $76.4               $54.2              $212.5              $153.9
Average gold price realized per ounce                           $ 313               $ 321              $  318              $  324
Average silver price realized per ounce                         $5.13               $7.10              $ 5.34              $ 5.87
---------------------------------------------------------------------------------------------------------------------------------

10.  HEDGING ACTIVITIES AND COMMITMENTS
Gold and silver commitments
The Company's gold and silver commitments at September 30, 2000 were as follows.

                                                                                  Gold                                    Silver
                                                    -------------------------------------      ----------------------------------
                                                          Forward             Price of              Forward             Price of
                                                            Sales         Forward Sale                Sales        Forward Sales
                                                          (ounces)          (per ounce)             (ounces) (1)      (per ounce)
---------------------------------------------------------------------------------------------------------------------------------
Remainder of 2000                                          53,750                $314                   900,000           $5.46
2001                                                      115,000                 312                 1,800,000            5.79
2002                                                       60,000                 310                        --              --
2003                                                       60,000                 310                        --              --
2004                                                       60,000                 310                        --              --
2005                                                       15,000                 310                        --              --
---------------------------------------------------------------------------------------------------------------------------------
                                                          363,750                $311                 2,700,000           $5.68
=================================================================================================================================

(1) 1.2 million ounces of forward sales at $5.46 per ounce are contingent on the London silver fixing being above $4.85 per ounce. The monthly actual number of ounces delivered will be based on the ratio of days the London silver fixing is at, or above, $4.85 per ounce compared to the total number of London silver fixings.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The Company's option positions at September 30, 2000 were as follows.

                        Put Options Purchased           Put Options Sold       Call Options Purchased              Call Options Sold
                     ------------------------    -----------------------   --------------------------    ---------------------------
                                       Strike                     Strike                       Strike                         Strike
                                        Price                      Price                        Price                          Price
                          Ounces    per Ounce        Ounces    per Ounce         Ounces     per Ounce           Ounces     per Ounce
------------------------------------------------------------------------------------------------------------------------------------
Gold
----
Remainder of 2000         42,500        $ 270            --        $  --         33,750         $ 349           42,500         $ 360
2001                          --           --            --           --        105,000           351               --            --
2002                          --           --            --           --         60,000           360               --            --
2003                          --           --            --           --         60,000           360               --            --
2004                          --           --            --           --         60,000           360               --            --
2005                          --           --            --           --        120,000           395          105,000           340
------------------------------------------------------------------------------------------------------------------------------------
                          42,500        $ 270            --        $  --        438,750         $ 367          147,500         $ 346
====================================================================================================================================
Silver
------
Remainder of 2000        250,000        $6.00       250,000        $4.75             --         $  --               --         $  --
2001                   1,000,000         6.00     2,500,000         4.75      1,500,000          6.60               --            --
------------------------------------------------------------------------------------------------------------------------------------
                       1,250,000        $6.00     2,750,000        $4.75      1,500,000         $6.60               --         $  --
====================================================================================================================================

Currency position
At September 30, 2000, the Company had an obligation under foreign currency exchange contracts to purchase C$9.5 million in the remainder of 2000 at an exchange rate of C$1.38 to U.S.$1.00 and C$20.0 million in 2001 at C$1.46 to U.S. $1.00.

Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at September 30, 2000 and December 31, 1999.

                                                                 September 30, 2000                            December 31, 1999
                                                  ---------------------------------             --------------------------------
                                                      Carrying            Estimated                Carrying            Estimated
                                                        Amount           Fair Value                  Amount           Fair Value
--------------------------------------------------------------------------------------------------------------------------------
Gold forward sales                                     $    --              $ 7,300                 $    --              $  (900)
Silver forward sales                                        --                2,000                      --                1,000
Gold options   - puts purchased                            200                  200                   1,400                1,700
               - calls sold                             (3,300)              (4,000)                 (4,100)              (5,600)
               - puts sold                                  --                   --                  (1,300)                (600)
               - calls purchased                         7,100                4,200                   9,100                8,000
Silver options - puts purchased                          1,500                1,300                   2,500                1,400
               - puts sold                              (1,400)                (300)                 (2,200)                (500)
               - calls purchased                           700                   --                   1,000                  300
Foreign currency contracts                                  --                 (900)                     --               (1,200)
--------------------------------------------------------------------------------------------------------------------------------
                                                                            $ 9,800                                      $ 3,600
================================================================================================================================

Fair values are estimated based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

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

The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing. The petition was denied by the three member panel and remanded to the lower court for consideration of other defenses and arguments put forth by the Echo Bay defendants. The Echo Bay defendants have now filed a petition for a hearing before the full Court. Both the Echo Bay defendants and their counsel believe that grounds exist to modify or reverse the decision.

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

                              September 30, 2000
                                (U.S. dollars)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $279 per ounce in 1999 and $282 per ounce during the first nine months of 2000.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

The Company's hedge position as of September 30, 2000 partially protects the Company against gold price declines in the years 2000 through 2005. For the remainder of 2000, this position includes forward sales of 53,750 ounces at a forward price of $314 per ounce. Additionally, the Company has purchased put options on 42,500 ounces of gold at an average strike price of $270 per ounce to provide downside protection in the remainder of 2000. For the years 2001 through 2005, the Company has forward sales totaling 310,000 ounces of gold at a forward price of $311 per ounce. In addition, the Company has hedged 0.9 million silver ounces at a minimum average cash price of $5.46 per ounce for the remainder of 2000 and 1.8 million silver ounces at a minimum average cash price of $5.79 per ounce for 2001.

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

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 6 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for sale, the proceeds of which would be remitted to the holders of the securities in payment of the deferred interest. The Company has exercised its right to defer interest payments since April 1998. The Company has deferred a total of $41.9 million in interest to date.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                              September 30, 2000
                                (U.S. dollars)


LIQUIDITY AND CAPITAL RESOURCES
Net cash flow provided from operating activities was $34.5 million for the first nine months of 2000 compared to $28.9 million for the first nine months of 1999. The 2000 results compared to 1999 reflect increased gold and silver cash sales ($44.1 million). These factors were partially offset by increases in operating costs ($25.7 million), inventories ($5.5 million), royalties and production taxes ($2.1 million) and exploration and development spending ($3.1 million). The increases are related to the recommencement of Lupin operations and increased production at McCoy/Cove.

Net cash used in investing activities was $8.5 million in the first nine months of 2000, primarily related to mining properties, plant and equipment.

Net cash used in financing activities was $17 million in the first nine months of 2000, comprised of currency borrowings of $12 million offset by currency loan repayments of $29 million.

The Company had $12.4 million in cash and cash equivalents and $2.0 million in short-term investments at September 30, 2000.

At September 30, 2000, the Company's total debt was $40.0 million. Of this, $34.3 million has been classified as a current obligation, as the credit facility is scheduled to mature in August 2001. The Company will be seeking to replace this facility over the next several months.

At September 30, 2000, the Company had $23.0 million outstanding under its revolving credit facility and up to an additional $27.0 million in cash or gold equivalent, subject to covenant limitations, available until August 2001. In October 2000, the Company repaid an additional $4.0 million under the facility. The Company has no restrictions on the borrowing capacity of this line, based on the current trailing 90-day average spot price of gold.

At September 30, 2000, the fair value of the Company's hedge portfolio was $9.8 million, which is within the predetermined margin limits. Margin deposits could be required if the fair value of the hedge portfolio with certain counterparties were less than the predetermined margin threshold.

For the full year 2000, the Company expects to incur $12 million in capital expenditures, of which $8.2 million has been incurred in the first nine months of 2000. The Company will rely on its operating cash flow and borrowing capacity under its revolving loan facility to fund the remainder of its planned 2000 capital expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

FINANCIAL REVIEW
Three month results
The Company reported net earnings of $9.0 million ($0.04 per share) in the third quarter of 2000, compared to a net loss of $19.9 million ($0.17 per share) in the third quarter of 1999. The 2000 results compared to 1999 reflect increased gold and silver sales volume ($29.6 million) and the 1999 loss on the sale of the Company's interest in Paredones Amarillos ($13.8 million), partially offset by increased operating costs ($11.8 million) and lower gold and silver prices realized ($7.4 million).

Gold production increased 44% to 184,449 ounces in the third quarter of 2000 compared to 127,995 ounces in the third quarter of 1999. Increased production reflects the contribution from the Lupin mine of 40,696 ounces after the successful re-commissioning completed in early April and increased mill grades and recoveries at McCoy/Cove. Silver production from McCoy/Cove was 2.7 million ounces, 106% higher than the 1.3 million ounces produced in 1999.

Cash operating costs were $197 per ounce of gold in the third quarter of 2000, versus $220 in the third quarter of 1999. The decrease was primarily a result of increased grades and higher production at McCoy/Cove. Total production costs were $274 per ounce in the third quarter of 2000, versus $324 per ounce in the third quarter of 1999.

Nine month results
The Company reported net earnings of $16.5 million ($0.04 per share) in the first nine months of 2000, compared to a net loss of $32.0 million ($0.30 per share) in the first nine months of 1999. The 2000 results compared to 1999 reflect increased gold and silver sales volume ($67.0 million) and the 1999 loss on the sale of the Company's interest in Paredones Amarillos ($13.8 million). These factors were partially offset by increased operating costs ($23.6 million) and lower gold and silver prices realized ($8.4 million).

Gold production increased 38% to 513,094 ounces in the first nine months of 2000 compared to 371,815 ounces in the first nine months of 1999. Increased production reflects the re-commissioning of Lupin operations, increased mill grades and recoveries at McCoy/Cove and higher leach pad tons at Round Mountain. Silver production from McCoy/Cove was 10.1 million ounces, 72% higher than the
5.9 million ounces produced in 1999.

Cash operating costs were $185 per ounce of gold in the first nine months of 2000, versus $216 in the first nine months of 1999. The decrease was primarily a result of increased grades and higher production at McCoy/Cove. Total production costs were $260 per ounce in the first nine months of 2000, versus $316 per ounce in the first nine months of 1999.

The term ounce as used in this Form 10-Q means "troy ounce".

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                               Three months ended                Nine months ended
                                                                     September 30                     September 30
Revenue Data                                                  2000           1999             2000            1999
--------------------------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                               196,460         124,492          495,626         346,602
 Average price realized/ounce - revenue basis           $      313      $      321      $       318      $      324
 Average price realized/ounce - cash basis /(1)/        $      290      $      340      $       297      $      345
 Average market price/ounce                             $      277      $      257      $       282      $      272
 Revenue (millions of U.S. $)                           $     61.9      $     40.1      $     157.3      $    112.2
 Percentage of total revenue                                    81%             74%              74%             73%
Silver
------
 Ounces sold                                             2,893,295       2,004,113       10,267,977       7,105,224
 Average price realized/ounce - revenue basis           $     5.13      $     7.10      $      5.34      $     5.87
 Average price realized/ounce - cash basis /(1)/        $     5.06      $     5.14      $      5.27      $     5.23
 Average market price/ounce                             $     4.96      $     5.24      $      5.08      $     5.11
 Revenue (millions of U.S. $)                           $     14.5      $     14.2      $      55.2      $     41.7
 Percentage of total revenue                                    19%             26%              26%             27%
--------------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)                $     76.4      $     54.2      $     212.5      $    153.9
====================================================================================================================

/(1)/ Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis                                              Three months ended         Nine months ended
2000 vs. 1999                                                                September 30              September 30
--------------------------------------------------------------------------------------------------------------------
Lower gold prices                                                                 $  (1.7)                  $  (3.0)
Lower silver prices                                                                  (5.7)                     (5.4)
Change in volume                                                                     29.6                      67.0
--------------------------------------------------------------------------------------------------------------------
Increase in revenue                                                               $  22.2                   $  58.6
====================================================================================================================

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

Production Costs
Production cost data per ounce of gold is set out below.

                                                                      Three months ended          Nine months ended
Production Costs per                                                        September 30               September 30
Ounce of Gold Produced                                                2000          1999          2000         1999
--------------------------------------------------------------------------------------------------------------------
Direct mining expense                                                $ 195         $ 260         $ 192        $ 232
 Deferred stripping and mine development costs                           2           (30)           (5)         (18)
 Inventory movements and other                                          --           (10)           (2)           2
--------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                   197           220           185          216
 Royalties                                                               8            11             8           10
 Production taxes                                                        1             1             2           --
--------------------------------------------------------------------------------------------------------------------
Total cash costs                                                       206           232           195          226
 Depreciation                                                           37            63            33           61
 Amortization                                                           19            19            20           20
 Reclamation and mine closure                                           12            10            12            9
--------------------------------------------------------------------------------------------------------------------
Total production costs                                               $ 274         $ 324         $ 260        $ 316
====================================================================================================================

Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $197 per ounce of gold in the third quarter of 2000 and $220 in the third quarter of 1999. See "Operations Review."

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                          Three months ended               Nine months ended
thousands of U.S. dollars,                                             September 30                    September 30
except per ounce amounts                                        2000           1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                    $ 47,642       $ 35,849        $126,731        $103,095
Change in finished goods inventory and other                  (2,070)          (717)         (1,666)          2,626
Co-product cost of silver produced                            (9,236)        (6,973)        (30,143)        (25,409)
--------------------------------------------------------------------------------------------------------------------
Cash operating costs                                        $ 36,336       $ 28,159        $ 94,922        $ 80,312
====================================================================================================================
Gold ounces produced                                         184,449        127,995         513,094         371,815
====================================================================================================================
Cash operating costs per ounce                              $    197       $    220        $    185        $    216
====================================================================================================================

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

OPERATIONS REVIEW
Operating data by mine is set out below.

                                                                      Three months ended                      Nine months ended
                                                                            September 30                            September 30
Operating Data by Mine                                          2000                1999                2000                1999
--------------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  Round Mountain (50%)                                    79,987              74,422             228,349             204,872
 (b)  McCoy/Cove                                              39,362              29,173             131,956              90,863
 (c)  Lupin                                                   40,696                  --              79,055                  --
 (d)  Kettle River                                            24,404              24,400              73,734              76,080
--------------------------------------------------------------------------------------------------------------------------------
Total gold                                                   184,449             127,995             513,094             371,815
================================================================================================================================

Silver production (ounces)
--------------------------
 (b)  McCoy/Cove                                           2,724,463           1,325,650          10,149,307           5,908,967
--------------------------------------------------------------------------------------------------------------------------------
Total silver                                               2,724,463           1,325,650          10,149,307           5,908,967
================================================================================================================================

Gold production increased 44% to 184,449 ounces in the third quarter of 2000 compared to 127,995 ounces in the third quarter of 1999. Increased production reflects the re-commissioning of Lupin operations and increased mill grades and recoveries at McCoy/Cove. Silver production increased to 2.7 million ounces in the third quarter of 2000 from 1.3 million ounces in the third quarter of 1999, reflecting increased grades and recoveries. For the full year 2000, the Company's gold production target is at the high end of the range forecasted early in 2000 (between 660,000 and 700,000 ounces) and the silver production target is 12 million ounces.

                                                                      Three months ended                       Nine months ended
                                                                            September 30                            September 30
Operating Data by Mine                                          2000                1999                2000                1999
--------------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
----------------------------------------
 (a)  Round Mountain                                           $ 201               $ 178               $ 197               $ 197
 (b)  McCoy/Cove                                                 189                 258                 165                 227
 (c)  Lupin                                                      199                  --                 206                  --
 (d)  Kettle River                                               206                 257                 211                 242
--------------------------------------------------------------------------------------------------------------------------------
Company average                                                $ 197               $ 220               $ 185               $ 216
================================================================================================================================

Cash operating costs were $197 per ounce of gold in the third quarter of 2000, compared to $220 in the third quarter of 1999. The Company has targeted consolidated cash operating costs of $190 to $200 per ounce of gold produced for the full year 2000.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                 (U.S. dollar)

(a)  Round Mountain, Nevada (50% owned)

                                                     Three months ended     Nine months ended
                                                           September 30          September 30
OPERATING DATA                                          2000       1999       2000       1999
---------------------------------------------------------------------------------------------
Gold produced (ounces):
  Heap leached - reusable pad (50%)                   17,747     14,966     53,967     50,923
  Heap leached - dedicated pad (50%)                  49,686     27,753    123,173     77,186
  Milled (50%)                                        12,257     22,580     48,977     65,662
  Other (50%)                                            297      9,123      2,232     11,101
                                                    --------   --------   --------   --------
  Total (50%)                                         79,987     74,422    228,349    204,872
Mining cost/ton of ore and waste                    $   0.82   $   0.69   $   0.82   $   0.70
Heap leaching cost/ton of ore                       $   0.77   $   0.70   $   0.65   $   0.70
Milling cost/ton of ore                             $   2.81   $   2.70   $   2.83   $   3.00
Production cost per ounce of gold produced:
  Direct mining expense                             $    203   $    206   $    208   $    211
  Deferred stripping costs                                 2         (7)        (6)       (13)
  Inventory movements and other                           (4)       (21)        (5)        (1)
                                                    --------   --------   --------   --------
   Cash operating costs                                  201        178        197        197
  Royalties                                               16         17         17         17
  Production taxes                                        --         --          1         --
                                                    --------   --------   --------   --------
   Total cash costs                                      217        195        215        214
  Depreciation                                            44         45         45         46
  Amortization                                            18         18         18         18
  Reclamation and mine closure                             9          9          9          9
                                                    --------   --------   --------   --------
   Total production costs                           $    288   $    267   $    287   $    287
                                                    --------   --------   --------   --------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                     20,280     14,734     25,283     14,691
  Total ore processed (000 tons) (100%)                1,845      1,341      6,902      4,011
  Grade (ounce/ton)                                    0.030      0.037      0.028      0.036
  Recovery rate (%)                                     58.7       69.2       59.1       72.4
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                    136,275    137,308    142,249    115,763
  Total ore processed (000 tons) (100%)               12,401     12,495     38,834     31,603
  Grade (ounce/ton)                                    0.012      0.011      0.011      0.011
  Recovery rate /(1)/
Milled:
  Ore processed (tons/day) (100%)                      9,359      8,815      8,668      7,934
  Total ore processed (000 tons) (100%)                  852        802      2,366      2,166
  Grade (ounce/ton)                                    0.045      0.043      0.047      0.068
  Recovery rate (%)                                     82.8       86.5       83.5       87.4
---------------------------------------------------------------------------------------------

/(1)/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                 (U.S. dollar)

The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The Company's share of mine production was 79,987 ounces for the third quarter of 2000 compared with 74,422 ounces in the third quarter of 1999. The increase in production is attributable to increased heap leach tonnage and recoveries in the third quarter of 2000 when compared to the same period in 1999. Cash operating cost per ounce increased to $201 for the third quarter of 2000, compared to $178 in the third quarter of 1999 due to increased diesel prices and the costs associated with processing more heap leach ore.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                 (U.S. dollar)

(b)  McCoy/Cove, Nevada (100% owned)

                                                        Three months ended         Nine months ended
                                                              September 30              September 30
OPERATING DATA                                            2000        1999          2000        1999
----------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                 28,937      21,997        90,640      58,693
 Heap leached                                           10,425       7,176        41,316      32,170
                                                    ----------  ----------   -----------  ----------
 Total gold                                             39,362      29,173       131,956      90,863
Silver produced (ounces):
 Milled                                              2,505,429   1,250,475     9,350,219   5,683,146
 Heap leached                                          219,034      75,175       799,088     225,821
                                                    ----------  ----------   -----------  ----------
 Total silver                                        2,724,463   1,325,650    10,149,307   5,908,967
Mining cost/ton of ore and waste                    $     0.79  $     0.78   $      0.74  $     0.69
Milling cost/ton of ore                             $     5.90  $     6.94   $      6.47  $     6.36
Heap leaching cost/ton of ore                       $      n/a  $     2.04   $      2.12  $     1.74
Production cost per ounce of gold produced:
 Direct mining expense                              $      173  $      332   $       164  $      246
 Deferred stripping costs                                   11         (74)            1         (28)
 Inventory movements and other                               5          --            --           9
                                                    ----------  ----------   -----------  ----------
   Cash operating costs                                    189         258           165         227
 Royalties                                                   3           2             3           2
 Production taxes                                            1          --             4          --
                                                    ----------  ----------   -----------  ----------
   Total cash costs                                        193         260           172         229
 Depreciation                                               28          56            24          51
 Amortization                                               28          26            28          27
 Reclamation and mine closure                               11          10            11          11
                                                    ----------  ----------   -----------  ----------
   Total production costs                           $      260  $      352   $       235  $      318
                                                    ----------  ----------   -----------  ----------
Average gold-to-silver price ratio /(1)/                55.7:1      49.0:1        55.5:1      52.7:1
Milled:
 Ore processed (tons/day)                               11,594      11,251        11,369      12,144
 Total ore processed (000 tons)                          1,055       1,024         3,104       3,315
 Gold grade (ounce/ton)                                  0.050       0.040         0.055       0.035
 Silver grade (ounce/ton)                                 3.16        2.39          4.00        2.65
 Gold recovery rate (%)                                   46.8        52.8          51.8        44.9
 Silver recovery rate (%)                                 68.8        51.3          71.5        59.5
Heap leached:
 Ore processed (tons/day)                                  n/a       9,655         6,628      11,758
 Total ore processed (000 tons)                            n/a         879         1,809       3,210
 Gold grade (ounce/ton)                                    n/a       0.021         0.024       0.022
 Silver grade (ounce/ton)                                  n/a        0.45          0.96        0.29
 Recovery rates /(2)/
----------------------------------------------------------------------------------------------------

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                 (U.S. dollar)

At McCoy/Cove in Nevada, gold production was 39,362 ounces in the third quarter of 2000 compared with 29,173 ounces in the third quarter of 1999. Silver production totaled 2.7 million ounces in the third quarter of 2000 compared with
1.3 million ounces in the same period in 1999. In 1999, McCoy/Cove completed removal of the waste rock associated with the portion of the Cove pit wall that collapsed in 1996, allowing access to higher grades. As expected, gold grades were 25% higher and silver grades 32% higher in the third quarter of 2000 than during the same quarter in 1999. With the higher production, cash operating costs were $189 per ounce in the third quarter of 2000, down $69 from the third quarter of 1999.

McCoy/Cove completed mining of the open pits in October, 2000. In 2001, lower grade stockpiles will be processed, and this will continue through mid 2002. Production will accordingly decrease next year. Heap leach crushing was completed during the second quarter as planned. Heap leach processing is expected to continue into 2001.

Underground mining of the Cove South Deep upper zone encountered higher than expected water flows during the quarter. Water flows have been reduced and mining is expected to be completed in the second quarter of 2001. Exploration of additional underground targets below the existing Cove pit is underway.

                              ECHO BAY MINES LTD
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

(c)  Lupin, Nunavut, Canada (100% owned)

                                                       Three months ended      Nine months ended
                                                             September 30           September 30
OPERATING DATA                                            2000       1999        2000       1999
------------------------------------------------------------------------------------------------
Gold produced (ounces)                                  40,696         --      79,055         --
Mining cost/ton of ore                              C  $ 43.18   C  $  --  C  $ 40.87   C  $  --
Milling cost/ton of ore                             C  $ 13.18   C  $  --  C  $ 13.84   C  $  --
Production cost per ounce of gold produced:
 Canadian dollars:
  Direct mining expense                             C  $  325    C  $  --  C  $   333   C  $  --
  Deferred mine development costs                   C  $   (7)   C  $  --  C  $    (6)  C  $  --
  Inventory movements and other                     C  $   --    C  $  --  C  $    --   C  $  --
                                                       ------    --------     -------   --------
   Cash operating costs                             C  $  318    C  $  --  C  $   327   C  $  --
 U.S. dollars
  Cash operating costs                              US $  199    US $  --  US $   206   US $  --
  Royalties                                                --          --          --         --
  Production taxes                                         --          --          --         --
                                                       ------    --------     -------   --------
   Total cash costs                                       199          --         206         --
 Depreciation                                              26          --          27         --
 Amortization                                               9          --           9         --
 Reclamation and mine closure                              17          --          17         --
                                                       ------    --------     -------   --------
   Total production costs                           US $  251    US $  --  US $   259   US $  --
                                                       ------    --------     -------   --------
Milled:
 Ore processed (tons/day)                               1,785          --       1,859         --
 Total ore processed (000 tons)                           162          --         338         --
 Grade (ounce/ton)                                      0.267          --       0.250         --
 Recovery rate (%)                                       93.8          --        93.4         --
------------------------------------------------------------------------------------------------

Gold production for the quarter was 40,696 ounces and cash operating costs were $199 per ounce. Grades and recovery were as planned with lower than anticipated spending on equipment and labor. The cash operating costs include a $0.6 million benefit ($15 per ounce) from hedging Canadian dollars for Lupin expenditures. A $6.0 million gain was realized when certain contracts were closed during the first quarter of 1997. The gain was deferred and will be recognized through the third quarter of 2001.

                              ECHO BAY MINES LTD
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

(d)  Kettle River, Washington (100% owned)

                                                     Three months ended    Nine months ended
                                                           September 30         September 30
OPERATING DATA                                          2000       1999       2000      1999
--------------------------------------------------------------------------------------------
Gold produced (ounces)                                24,404     24,400     73,734    76,080
Mining cost/ton of ore                               $ 19.46    $ 24.02    $ 20.49   $ 24.04
Milling cost/ton of ore                              $ 11.35    $ 11.79    $ 11.45   $ 11.37
Production cost per ounce of gold produced:
 Direct mining expense                               $   214    $   260    $   230   $   248
 Deferred mine development costs                          --         --         --        --
 Inventory movements and other                            (8)        (3)       (19)       (6)
                                                     -------    -------    -------   -------
   Cash operating costs                                  206        257        211       242
 Royalties                                                12         15         13        15
 Production taxes                                          1          3          1         2
                                                     -------    -------    -------   -------
   Total cash costs                                      219        275        225       259
 Depreciation                                             10         77         10        71
 Amortization                                              8          8          8         8
 Reclamation and mine closure                             15         15         15        15
                                                     -------    -------    -------   -------
   Total production costs                            $   252    $   375    $   258   $   353
                                                     -------    -------    -------   -------
Milled:
 Ore processed (tons/day)                              1,575      1,688      1,487     1,656
 Total ore processed (000 tons)                          143        154        406       452
 Grade (ounce/ton)                                     0.205      0.190      0.215     0.199
 Recovery rate (%)                                      83.1       83.8       84.4      84.6
--------------------------------------------------------------------------------------------

Production for the third quarter of 2000 was 24,404 ounces, similar to 1999. Cash operating costs per ounce were $206, down $51 from the third quarter of 1999, due to lower mining costs.

At Kettle River, a series of deposits are mined with the ore feeding a central mill. In 2000, approximately 60% of ore milled is expected to come from Lamefoot and 40% from K-2. Lamefoot mining is expected to be completed by the end of the year.

Work continues on a mine plan to develop an extension to the northeast of the K-2 deposit. The resource is approximately 400,000 tons grading 0.2 ounces per ton, which should extend the mine life of K-2 for another year beyond current reserves.

                              ECHO BAY MINES LTD
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

RECENT DEVELOPMENTS

Exploration and development programs

With the ongoing low gold price environment, the Company continues to focus its exploration and development activities primarily in the Western United States and in the Timmins area of Ontario, where the Company already has, or plans to have, extensive gold mining infrastructure.

For the third quarter of 2000, the Company spent $1.3 million on exploration activities. Exploration costs are expensed as incurred.

At the Youga/Bitou property in Burkina Faso, West Africa, (a 50/50 joint venture with Ashanti Goldfields as the operator) an infill drilling program continues at the main zone on the Youga concession as well as on nearby ground to extend known zones of mineralization. In addition, drilling continues on adjacent concessions where surface sampling has indicated extensive zones of gold mineralization. The drilling program is expected to be completed by year's end.

Aquarius

The Company is nearing completion of the permitting process. Development and construction activities are being delayed until the spot price for gold increases. Aquarius is on care and maintenance to preserve the asset for a better economic environment. During the third quarter of 2000, the Company expensed $0.2 million in holding costs related to Aquarius.

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

According to the findings of the Court, a full compromise and settlement of all claims and courses of action raised by the State of Alaska or which could have been asserted against Echo Bay Alaska Inc. constitutes the completion of the closeout plan requirements and related work plans. This finding is based upon all information made available to the State by Echo Bay Alaska Inc. and its contractors. The Company believes that all obligations in respect of the Alaska-Juneau project have been satisfied and there is no further liability to the Company or its subsidiaries relating to the reclamation and closure of the project. The remaining $2.0 million reclamation accrual was credited to Other Income in the third quarter.

Kuranakh/Golden Eagle

Under an agreement with Newmont Gold Company, completed in July 2000, the Company exchanged its 50% interest in the Kuranakh gold project located in eastern Russia for Newmont's 75% operating interest in the Golden Eagle project located in the Republic district of Washington State. The Company may also receive up to an additional $7 million depending on whether certain permitting, financing and project completion conditions are achieved in respect of Kuranakh. Further, each party will be required to pay a production royalty to the other, starting at 0.5% of its share in production at a $350 per ounce gold price and increasing to 1% at a $400 gold price. No gain or loss was recorded pursuant to this agreement.

                              ECHO BAY MINES LTD
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

Kuranakh is situated next to an existing mine and milling operation in the Sakha Republic. Over the past four years the Company conducted exploration and other work, and concluded that Kuranakh was a good development opportunity. The Company, with its Russian partners, had conceived various parameters under which the project might be advanced and had detailed discussions with the Russian government on a production sharing and gold sales agreement. However, significant capital would be required and the Company believes that, in a climate of low gold prices, it would have difficulty obtaining the capital needed for development and construction. The Company concluded that the Kuranakh gold project would be a better opportunity for a financially stronger enterprise. This led to discussions, and ultimately the agreement with Newmont.

Golden Eagle is an advanced gold exploration project located approximately 15 miles from the Company's Kettle River operation. Covering approximately 204 acres of fee land and patented mining claims in a prospective area for mineral exploration, Golden Eagle represents a good opportunity to extend operations at Kettle River. The Company commenced a drilling program during the third quarter. The agreement with Newmont also includes other holdings in the Republic District representing 3,500 acres where mineral rights and/or surface rights are held.

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

Resignation of Director

At its meeting held November 8, 2000, the board of directors of the company accepted with regret the resignation of Pierre Choquette as a member of the board. Mr. Choquette, whose resignation was prompted by the needs of his own business, has been a director since May 1996.

                              ECHO BAY MINES LTD
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine Months Ended September 30, 2000
                                (U.S. dollars)

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward-looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential changes in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated grades and recovery rates, the ability to secure financing, and potential acquisitions or increases, divestitures or decreases in property interests. Factors that could cause actual results to differ materially include, among others; changes in gold and silver prices; fluctuations in grades and recovery rates; geological, metallurgical, processing, access, transportation or other problems; results of exploration activities, pending and future feasibility studies; changes in project parameters as plans continue to be refined; political, economic and operational risks; availability of materials and equipment, the timing of receipt of governmental permits; force majeure events; the failure of plant, equipment or processes to operate in accordance with specifications or expectations; accidents, labor relations; delays in start-up dates for projects; environmental costs and risks; and other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

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



November 10, 2000
-------------------
Date



                                  /s/ David A. Ottewell
                                  -----------------------------
                                  DAVID A. OTTEWELL
                                  Controller and Principal
                                  Accounting Officer