Form 10-K405
period 2000-12-31
ECHO BAY MINES LTD
filed 2001-04-02
CIK 722080

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

                        Commission File Number 1-8542
                                               ------

                              ECHO BAY MINES LTD.
            (Exact name of registrant as specified in its charter)

     Incorporated under the laws of Canada                      None
     -------------------------------------                      ----
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

    Suite 540, 6400 S. Fiddlers Green Circle

                 Englewood, CO                               80111-4957
    --------------------------------------                   ----------
   (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (303) 714-8600
                                                           -------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                  on which registered
     -------------------                                  -------------------
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

                             Yes   X       No___
                                  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting securities
held by non-affiliates of the registrant at March 28, 2001....  U.S.$210,910,718
                                                                ----------------
Number of common shares outstanding as of March 28, 2001......       140,607,145
                                                                     -----------
================================================================================

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
                                                              PART I
   ITEMS 1 AND 2-BUSINESS AND PROPERTIES..............................................................................     1
      INTRODUCTION....................................................................................................     1
      OPERATIONS SUMMARY..............................................................................................     2
        Gold and Silver Production....................................................................................     2
        Production Costs..............................................................................................     2
        Revenue.......................................................................................................     3
      RESERVES........................................................................................................     4
        Change in Proven and Probable Reserves........................................................................     5
      OTHER MINERALIZATION............................................................................................     6
      CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.....     7
      ROUND MOUNTAIN..................................................................................................     8
        Geology and Ore Reserves......................................................................................     9
        Mining and Processing.........................................................................................    10
      MCCOY/COVE......................................................................................................    12
        Geology and Ore Reserves......................................................................................    13
        Mining and Processing.........................................................................................    14
      KETTLE RIVER....................................................................................................    15
        Geology and Ore Reserves......................................................................................    16
        Mining and Processing.........................................................................................    16
      LUPIN...........................................................................................................    17
        Geology and Ore Reserves......................................................................................    18
        Mining and Processing.........................................................................................    19
        Supplies, Utilities and Transportation........................................................................    19
        Water Supply and Waste Disposal...............................................................................    20
      DEVELOPMENT PROGRAM.............................................................................................    21
        Aquarius......................................................................................................    21
      OTHER PROJECTS..................................................................................................    22
        Kuranakh/Golden Eagle.........................................................................................    22
      EXPLORATION.....................................................................................................    23
      ALASKA-JUNEAU...................................................................................................    23
      SUNNYSIDE.......................................................................................................    24
      OTHER...........................................................................................................    24
        Precious Metal Sales and Hedging Activities...................................................................    24
        Governmental and Environmental Regulation.....................................................................    25
        Employees.....................................................................................................    29
        Executive Officers of the Registrant..........................................................................    29
        Mining Risks and Insurance....................................................................................    29
        Supplies, Utilities and Transportation........................................................................    30
        Waste Disposal................................................................................................    30
        Royalties.....................................................................................................    30
        History of the Company........................................................................................    30
      RISK FACTORS....................................................................................................    32
        Profitability.................................................................................................    32
        Mine Development Risks........................................................................................    32
        Exploration Risks.............................................................................................    32
        Liquidity and Capital Resources...............................................................................    33

        Gold and Silver Prices........................................................................................    33
        Estimation of Asset Carrying Values...........................................................................    34
        Uncertainty of Reserve and Other Mineralization Estimates.....................................................    34
        Mining and Processing.........................................................................................    35
        Mining Risks and Insurance....................................................................................    35
        Governmental Regulation.......................................................................................    36
        Risk of International Operations..............................................................................    36
        Title to Properties...........................................................................................    37
        Inflation and Currency Risks..................................................................................    37
      GLOSSARY........................................................................................................    38
      GOLD PRICES.....................................................................................................    42
      SILVER PRICES...................................................................................................    42
      EXCHANGE RATES..................................................................................................    42
      CONVERSION TABLE................................................................................................    42
      MINE PROCESSING.................................................................................................    43

   ITEM 3-LEGAL PROCEEDINGS...........................................................................................    46
      SUMMA...........................................................................................................    46
      COLORADO SCHOOL OF MINES........................................................................................    46
      OTHER...........................................................................................................    46

   ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................    46

                                    PART II

   ITEM 5-MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS...................................    47
      MARKET INFORMATION..............................................................................................    47
      DIVIDENDS.......................................................................................................    48
      CERTAIN TAX MATTERS.............................................................................................    48
        United States Federal Income Tax Considerations...............................................................    48
        Canadian Federal Income Tax Considerations....................................................................    49

   ITEM 6-SELECTED FINANCIAL DATA.....................................................................................    50

   ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................    51
      SUMMARY.........................................................................................................    51
      RESULTS OF OPERATIONS...........................................................................................    51
        Revenue.......................................................................................................    51
        Operating Costs...............................................................................................    51
        Royalties.....................................................................................................    52
        Depreciation and Amortization.................................................................................    52
        Reclamation and Mine Closure..................................................................................    52
        General and Administrative....................................................................................    52
        Exploration and Development...................................................................................    52
        Loss (Gain) on Sale of Interests in Mining and Other Properties...............................................    53
      LIQUIDITY AND CAPITAL RESOURCES.................................................................................    53
      COMMITMENTS AND CONTINGENCIES...................................................................................    54
        Hedging Activities............................................................................................    54
        Other.........................................................................................................    55

   ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.................................................    56

   ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................    57
      INDEX TO FINANCIAL STATEMENTS...................................................................................    57

   QUARTERLY FINANCIAL HIGHLIGHTS.....................................................................................    88

   ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................    88

                              PART III

   ITEM 10-DIRECTORS OF THE REGISTRANT................................................................................    88

   ITEM 11-EXECUTIVE COMPENSATION.....................................................................................    88

   ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................................    88

   ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................    88

                               PART IV

   ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................................    89

   SIGNATURES.........................................................................................................    91

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

The Company mines, processes and explores for gold. The Company also produces a significant amount of silver at its McCoy/Cove mine in Nevada. In 2000, the Company had three operating mines in the United States: Round Mountain in Nevada; McCoy/Cove in Nevada; and Kettle River in Washington. The Company also reopened the Lupin mine, located in the Nunavut Territory of Canada. The Lupin mine had been placed on care and maintenance in early 1998 due to depressed gold prices and a high cost structure. A reengineering study identified savings that helped lower costs and allowed the Company to recommence operations and gold production in April 2000. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

The Company's operations in 2000 were, and will continue to be, materially affected by the price of gold, which averaged $332 per ounce in 1997, $294 per ounce in 1998, and $279 per ounce in 1999 and 2000. At December 31, 2000 the gold price was $274 per ounce.

In 1997, in view of the drop in the gold price, the Company deferred a final construction decision on its planned Aquarius gold mine in Canada. See "Development Program-Aquarius."

The Company's exploration efforts focus principally on projects located in North America, where the Company already has an extensive gold mining infrastructure.

In 2000, the Company produced a total of 694,663 ounces of gold and 12,328,297 ounces of silver at an average cash operating cost of $193 per ounce. The Company reported net earnings of $18.6 million on revenues of $281 million. At December 31, 2000, the Company had 4.5 million ounces of gold reserves and 10.9 million ounces of silver reserves.

The Company expects to produce 570,000 ounces of gold and five million ounces of silver at an average cash operating cost of $225 per ounce of gold in 2001. The expected decline in production will result from the completion of mining at McCoy/Cove. For a general identification of risk factors involved in the Company's business, see "Cautionary `Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995" and "Risk Factors."

A glossary of terms used in the mining industry and in the report is included on pages 38 - 41.

OPERATIONS SUMMARY

Gold and Silver Production
--------------------------
Gold Production (ounces)                                                  2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                                   320,064           270,904          255,252
McCoy/Cove                                                             162,784           124,536          167,494
Lupin                                                                  117,729                --               --
Kettle River                                                            94,086           104,396          113,692
-----------------------------------------------------------------------------------------------------------------
Total gold                                                             694,663           499,836          536,438
=================================================================================================================
Percentage increase (decrease) from prior year                           39.0%              (6.8%)          (25.6%)
=================================================================================================================

Silver Production (ounces)                                                2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                                    12,328,297         8,430,072        9,412,823
=================================================================================================================
Percentage increase (decrease) from prior year                            46.2%            (10.4%)          (14.6%)
=================================================================================================================

Production Costs
----------------
Production Costs per Ounce of Gold Produced                               2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
  Direct mining expense                                               $    192          $    237         $    209
  Deferred stripping and mine development costs                              3               (23)              (1)
  Inventory movements and other                                             (2)                1               --
-----------------------------------------------------------------------------------------------------------------
Cash operating costs                                                       193               215              208
  Royalties                                                                  9                11               11
  Production taxes                                                           2                --                2
-----------------------------------------------------------------------------------------------------------------
Total cash costs                                                           204               226              221
  Depreciation                                                              35                58               62
  Amortization                                                              20                20               25
  Reclamation and mine closure                                              12                11                9
-----------------------------------------------------------------------------------------------------------------
Total production costs                                                $    271          $    315         $    317
=================================================================================================================
Percentage decrease from prior year                                      (14.0%)            (0.6%)          (11.7%)
=================================================================================================================

Cash Operating Costs per Ounce of Gold Produced                           2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Round Mountain                                                        $    195          $    200         $    198
McCoy/Cove                                                                 179               221              203
Lupin                                                                      213                --               --
Kettle River                                                               218               238              244
-----------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                                 $    193          $    215         $    208
=================================================================================================================
Percentage increase (decrease) from prior year                           (10.2%)             3.4%           (16.5%)
=================================================================================================================

In 2000, the average cash operating cost per ounce was $193 compared with $215 in 1999 and $208 in 1998. Cash operating costs per ounce were lower in 2000 compared to 1999, reflecting increased grades and higher production at McCoy/Cove. Cash operating costs per ounce were higher in 1999 compared to 1998, reflecting lower production at McCoy/Cove partially offset by savings in mining and milling costs at McCoy/Cove and Kettle River. The Company's consolidated cash operating cost target is $225 per ounce of gold produced in 2001.

Operating costs include mining and processing costs for gold and silver sold during the year. The most significant of these costs are labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. The cost of transporting personnel and freight to the Lupin mine is also a significant cost for that operation.

The reconciliation of cash operating costs per ounce to the financial statements for the last three years is provided below.

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements
Thousands of U.S. dollars, except per ounce amounts                       2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                           $   173,435       $   139,816      $   148,769
Change in finished goods inventory and other                               208             2,381           (1,704)
Co-product cost of silver produced                                     (39,574)          (34,732)         (35,486)
-----------------------------------------------------------------------------------------------------------------
Cash operating costs                                               $   134,069       $   107,465      $   111,579
=================================================================================================================
Gold ounces produced                                                   694,663           499,836          536,438
=================================================================================================================
Cash operating costs per ounce                                     $       193       $       215      $       208
=================================================================================================================

Revenue
-------
Revenue Data

Year ended December 31                                                    2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Gold
----
Ounces sold                                                            676,439           486,592          553,130
Average price realized per ounce - revenue basis                   $       319       $       325      $       333
Average price realized per ounce - cash basis (1)                  $       294       $       335      $       340
Average market price per ounce                                     $       279       $       279      $       294
Revenue (millions of U.S. dollars)                                 $     215.8       $     158.2      $     183.9
Percentage of total revenue                                                 77%               75%              79%

Silver
------
Ounces sold                                                         12,347,779         9,173,012        8,198,867
Average price realized per ounce - revenue basis                   $      5.28       $      5.69      $      5.88
Average price realized per ounce - cash basis (1)                  $      5.21       $      5.22      $      5.36
Average market price per ounce                                     $      5.00       $      5.25      $      5.54
Revenue (millions of U.S. dollars)                                 $      65.2       $      52.2      $      48.3
Percentage of total revenue                                                 23%               25%              21%
-----------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)                           $     281.0       $     210.4      $     232.2
=================================================================================================================

(1) Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales volume and prices were:

Revenue Variances
Thousands of U.S. dollars
Year ended December 31                                                    2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Increase in volume                                                 $    79,770       $   (16,438)     $   (62,291)
Lower gold prices                                                       (4,084)           (3,649)         (16,040)
Higher (lower) silver prices                                            (5,061)           (1,743)           5,083
-----------------------------------------------------------------------------------------------------------------
Increase/(decrease) in total revenue from the previous year        $    70,625       $   (21,830)     $   (73,248)
=================================================================================================================

The increase in gold revenue from 1999 to 2000 was primarily due to the re-commissioning of Lupin operations, increased mill grades and recoveries at McCoy/Cove and higher leach pad tons at Round Mountain. The increase in silver revenues from 1999 to 2000 was due to higher grades and increased production at McCoy/Cove. The decrease in gold revenue from 1998 to 1999 was due to lower gold sales volume resulting primarily from lower grades at McCoy/Cove, and decreased gold prices realized. The increase in silver revenue from 1998 to 1999 was due to silver inventories carried over from 1998 more than offsetting lower silver prices realized.

RESERVES
The data referred to herein, in respect of ore reserves and other mineralization, has been verified by Ralph Bullis, Director of Exploration.
Mr. Bullis, a full-time employee of the Company, is a "qualified person" within the meaning of applicable Canadian securities regulatory standards. He has verified the data disclosed herein, including any relevant sampling, analytical and test data. The following table presents ore reserves by property. A description of each mine follows the "Reserves" and "Other Mineralization" sections. See "Risk Factors" for a discussion of items that could affect the Company's reserve estimates.

--------------------------------------------------------------------------------
Ore Reserves/(1)/
(thousands, except average grades)
(proven and probable at December 31)

                                                                                   2000          1999          1998
                              ---------------------------------------------------------  ------------  ------------
                                                    Average                   Contained     Contained     Contained
                                                      grade     Contained   ounces (the   ounces (the   ounces (the
                                                    (ounces        ounces     Company's     Company's     Company's
                                         Tons      per ton)        (100%)        share)        share)        Share)
                              -------------------------------------------------------------------------------------
Gold
----
Mines:
   Round Mountain                     273,206         0.019         5,218         2,609         2,938         3,188
   McCoy/Cove                           4,720         0.034           161           161           514           699
   Lupin                                1,678         0.259           434           434           518           543
   Kettle River                           363         0.193            70            70           162           237
                                                            -------------------------------------------------------
Total mines                                                         5,883         3,274         4,132         4,667
                                                            -------------------------------------------------------

Development properties:
   Aquarius                            17,527         0.068         1,189         1,189         1,164         1,263
   Paredones Amarillos/(2)/                --            --            --            --            --           869
                                                            -------------------------------------------------------

Total development properties                                        1,189         1,189         1,164         2,132
                                                            -------------------------------------------------------

Total gold                                                          7,072         4,463         5,296         6,799
                                                            =======================================================

Silver
------
McCoy/Cove                              4,720         2.309        10,899        10,899        28,243        38,809
                                                            -------------------------------------------------------
Total silver                                                       10,899        10,899        28,243        38,809
                                                            =======================================================

/(1)/ The definitions of proven and probable ore are those used in Canada by certain provincial securities regulatory authorities and are set forth in National Instrument 43-101. The definitions are substantially the same as those applied in the United States by the Securities and Exchange Commission, which are based on definitions used by the United States Bureau of Mines and the United States Geological Survey. See "Glossary-Reserves."

/(2)/ In the third quarter of 1999, the Company sold its interest in the Paredones Amarillos project. The Company's share of Paredones Amarillos' reserves of 869,000 ounces of gold was removed from the Company's estimates of reserves as of December 31, 1999.

The Company reports extractable (minable) ore reserves. Reserves do not reflect recovery losses in the milling or heap leaching processes, but do include allowance for dilution of ore in the mining process.

Ore reserves were estimated based on a gold price of $300 per ounce at December 31, 2000 ($325 per ounce at December 31, 1999 and 1998) and a silver price of $5.00 per ounce at December 31, 2000 ($5.50 per ounce at December 31, 1999 and $5.75 per ounce at December 31, 1998.) The market price for gold has for more than three years traded, on average, below the level used in estimating reserves at December 31, 2000. If the market price for gold were to continue at such levels and the Company determined that its reserves should be estimated at a significantly lower gold price than that used at December 31, 2000, there would be a reduction in the amount of gold reserves. The Company estimates that if reserves at December 31, 2000 were based on $275 per ounce of gold, reserves would decrease by approximately 10% at Round Mountain, 3% at Kettle River and 2% at the Aquarius development property. There would be no impact on reserves at Lupin and McCoy/Cove. The estimates are based on extrapolation of information developed in the reserve calculation, but without the same degree of analysis required for reserve estimation. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization, reclamation and closure charges may be required.

Change in Proven and Probable Reserves
--------------------------------------
The reconciliation of the change in proven and probable reserves from December 31, 1999 to December 31, 2000 is as follows.

                                                                                   (millions of ounces)
                                                                                  Gold           Silver
---------------------------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 1999                                  5.3             28.2
   Production/(1)/                                                                (1.0)           (19.6)
   Extensions, discoveries and adjustments
     --   Round Mountain                                                           0.1               --
     --   McCoy/Cove                                                                --              2.3
     --   Lupin                                                                    0.1               --
     --   Aquarius                                                                  --               --
   Change in gold and silver price assumptions                                      --               --
---------------------------------------------------------------------------------------------------------
Proven and probable reserves at December 31, 2000                                  4.5             10.9
=========================================================================================================

/(1)/ Production represents previously modeled, in-situ ounces mined during 2000; this amount does not reflect recovery losses from heap leaching and milling.

For further information on ore reserves for specific mines, see the mines' descriptions in "Business and Properties."

OTHER MINERALIZATION
The following table presents other mineralization by property. Other mineralization for producing mines and development properties is generally estimated by the Company.


-----------------------------------------------------------------------------------------------------------------------
Other Mineralization/(1)/
(thousands, except average grades) (at December 31)

                                                               2000                       1999                    1998
                               ------------------------------------   ------------------------   ----------------------
                                                  Tons      Average          Tons      Average       Tons      Average
                                   Tons           (the        Grade          (the        grade       (the        grade
                                  (100%      Company's      (ounces     Company's      (ounces  Company's      (ounces
                                  basis)        share)     per ton)        share)     per ton)     Share)     per ton)
                               ----------------------------------------------------------------------------------------
Measured and Indicated
Gold
----
Round Mountain                     18,706       9,353        0.022        15,682         0.020     14,254        0.020
McCoy/Cove                             --          --           --           100         0.350        125        0.120
Lupin                                  76          76        0.263            69         0.275        485        0.345
Kettle River                          418         418        0.189            17         0.235        188        0.223

Silver
------
McCoy/Cove                             --          --           --           100         2.000        125       12.352

Inferred
Gold
----
Mines:
Round Mountain                     90,534      45,267        0.014        47,440         0.015     39,890        0.013
McCoy/Cove                             --          --           --            --            --        300        0.157
Lupin                                 611         611        0.326           739         0.337        200        0.269
Kettle River                           96          96        0.177            --            --         --           --

Development properties /(2)/:
Aquarius                              724         724        0.066           575         0.078        785        0.064
Ulu                                 1,279       1,279        0.326         1,509         0.374      1,509        0.374
Paredones Amarillos /(3)/              --          --           --            --            --        205        0.020

Silver
------
McCoy/Cove                             --          --           --            --            --        300        3.567

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

/(2)/ The Company's construction and production decisions at its development properties depend on the issuance of appropriate permits and the ability of the Company to obtain required financing. See "Development Program."

/(3)/ In the third quarter of 1999, the Company sold its interest in the Paredones Amarillos project. The Company's share of Paredones Amarillos' other mineralization of 205,000 tons at an average grade of 0.020 ounces of gold per ton was removed from the Company's estimates of other mineralization as of December 31, 1999.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward-looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential changes in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated grades and recovery rates, the ability to secure financing, and potential acquisitions or increases, divestitures or decreases in property interests. Factors that could cause actual results to differ materially include, among others: changes in gold and silver prices; fluctuations in grades and recovery rates; geological, metallurgical, processing, access, transportation or other problems; results of exploration activities, pending and future feasibility studies; changes in project parameters as plans continue to be refined; political, economic and operational risks; availability of materials and equipment; regulatory risks, including but not limited to reclamation security requirements and the timing for the receipt of governmental permits; force majeure events; the failure of plant, equipment or processes to operate in accordance with specifications or expectations; accidents, labor relations; delays in start-up dates for projects; environmental costs and risks; and other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements. See "Risk Factors" for items which could affect forward-looking statements.

ROUND MOUNTAIN
The Company owns an undivided 50% interest in and operates the Round Mountain gold mine, acquired in 1985. Homestake Mining Company owns the remaining undivided 50% interest in the joint venture common operation. Homestake increased its interest in the Round Mountain mine from 25% to 50% by acquiring Case Pomeroy's 25% interest as of July 1, 2000. Mining equipment, crushing facilities, heap leaching facilities, milling facilities, gold extraction and recovery facilities, administration and maintenance buildings and other equipment, are included in the joint venture. The Round Mountain gold mine is an open-pit mining operation located 60 miles north of Tonopah in Nye County, Nevada. The property position consists of contiguous patented and unpatented mining claims covering approximately 27,500 acres. The Company has received patents to convert minable land to patented status. Patented claims now cover all the current reserves in the ultimate pit.

The following table sets forth operating data for the Round Mountain operation from 1996 through 2000. The Company's share of production is 50% of the ounces shown.

                                                      2000             1999           1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                             640,128          541,808        510,504         477,680         410,974
Mining cost/ton of ore and waste              $       0.83     $       0.73   $       0.66    $       0.65    $       0.69
Heap leaching cost/ton of ore                 $       0.68     $       0.68   $       0.74    $       0.61    $       0.80
Milling cost/ton of ore                       $       2.80     $       2.92   $       3.36    $       4.38              --
Production cost/ounce of gold produced:
   Direct mining expense                      $        200     $        221   $        209    $        208    $        228
   Deferred stripping cost                              (1)             (19)            (7)              2              (2)
   Inventory movements and other                        (4)              (2)            (4)             (3)             (5)
                                              ------------     ------------   ------------    ------------    ------------
     Cash operating cost                               195              200            198             207             221
   Royalties paid                                       17               19             20              22              32
   Production taxes                                      1               --              3               4               4
                                              ------------     ------------   ------------    ------------    ------------
     Total cash cost                                   213              219            221             233             257
   Depreciation                                         43               48             46              39              51
   Amortization                                         18               18             18              18              18
   Reclamation and mine closure                          9                9              7               7               5
                                              ------------     ------------   ------------    ------------    ------------
     Total production costs                   $        283     $        294   $        292    $        297    $        331
                                              ------------     ------------   ------------    ------------    ------------
Capital expenditures (millions)/(1)/          $        4.6     $        7.7   $       12.6    $       30.7    $       17.5
Deferred (applied) mining
   expenditures (millions)/(1)/               $        0.4     $        5.1   $        1.7    $       (0.4)   $        0.4
Heap leached-reusable pad:
   Ore processed (tons/day)                         24,335           15,602         18,953          26,608          27,737
   Total ore processed (000 tons)                    8,785            5,741          6,842           9,552           9,819
   Grade (ounce/ton)                                 0.028            0.034          0.036           0.036           0.036
   Recovery rate (%)                                  61.6             73.4           70.6            74.9            66.1
   Gold recovered (ounces)                         141,176          140,988        182,378         268,518         231,420
Heap leached-dedicated pad:
   Ore processed (tons/day)                        141,047          120,020        101,892         107,716          87,706
   Total ore processed (000 tons)                   50,918           44,167         36,783          38,670          31,048
   Grade (ounce/ton)                                 0.011            0.011          0.010           0.010           0.011
   Recovery rate (%)                                    (2)              (2)            (2)             (2)             (2)
   Gold recovered (ounces)                         352,132          215,825        221,396         195,558         167,004
Milled: /(3)/
   Ore processed (tons/day)                          9,304            8,083          7,993             n.m.             --
   Total ore processed (000 tons)                    3,387            2,999          2,885             274              --
   Gold grade (ounce/ton)                            0.045            0.067          0.045           0.041              --
   Gold recovery rate (%)                             83.1             87.0           77.9            60.0              --
   Gold recovered (ounces)                         139,870          157,901         97,686           6,410              --
High grade ore processed:/(4/
   Gold recovered (ounces)                           6,950           27,094          9,044           7,194          12,550
--------------------------------------------------------------------------------------------------------------------------

/(1)/  The Company's 50% share.

/(2)/ For dedicated leach pads, a gold recovery rate cannot be calculated until leaching is complete. The eventual recovery rate is estimated to be approximately 50%.

/(3)/ Construction of a mill to treat higher-grade non-oxidized ore was completed in the fourth quarter of 1997.

/(4)/ A high-grade occurrence was discovered in April 1992. A small gravity plant was constructed to recover these ounces.

n.m.   Not meaningful.

Geology and Ore Reserves
------------------------
The Round Mountain orebody straddles the margin of a volcanic caldera complex. Gold-bearing hydrothermal fluids were transported along major structural conduits created by the volcano's collapse and associated faulting. These ascending fluids deposited gold in permeable zones along a broad northwest trend. Primarily gold mineralization at Round Mountain occurs as electrum, a natural gold/silver alloy, in association with quartz, adularia and pyrite. Narrow fractures in shear zones host a higher-grade mineralization while porous sites within the volcanic rock host the disseminated mineralization. Economic gold mineralization is found in both the volcanic and surrounding sedimentary rocks as well as overlaying alluvial placers. The oblong open-pit mine is over a mile at its longest dimension and currently more than 1,200 feet from the highest working level to the bottom of the pit.




--------------------------------------------------------------------------------------------------------------------------
                                              Round Mountain Mine
                                              Ore Reserves/(1)(2)/
                                               December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                   Average grade
                                                                     Tonnage             of gold   Gold content/(3)/
                                                          (000's short tons)    (ounces per ton)    (000's ounces)
--------------------------------------------------------------------------------------------------------------------------
Round Mountain pit                                                   177,300               0.022             3,847
Offloads and heap leach stockpiles /(4)/                              89,760               0.011               974
Mill stockpiles                                                        6,146               0.065               397
--------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-2000                                       273,206               0.019             5,218
==========================================================================================================================

Proven                                                               192,517               0.018             3,549
Probable                                                              80,689               0.021             1,669
--------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-2000                                       273,206               0.019             5,218
==========================================================================================================================

Total Proven and Probable-1999                                       320,062               0.018             5,875
==========================================================================================================================


/(1)/  The Company's share is 50% of the reserves presented.

/(2)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(3)/ Reserves include allowances for dilution in mining but do not reflect losses in the leaching process. The average leach recovery rate for the reusable pad in 2000 was 61.6%. The eventual average recovery rate for the dedicated pad is estimated to be approximately 50%. The mill recovery rate was 83.1% in 2000.

/(4)/ The offloads consist of approximately 68 million tons of previously crushed, leached and rinsed ore. The heap leach stockpiles consist of approximately 42 million tons of previously unprocessed ore. Sampling and metallurgical testing conducted in 1994 and 1995 confirmed that this material can be profitably processed on the dedicated leach pads.

The cut-off grades are 0.006 ounce of gold per ton for oxides and 0.010 ounce per ton for non-oxides. The prospective waste to ore ratio of pit ore is 0.76:1.

Mining and Processing
---------------------

The Round Mountain operation uses conventional open-pit mining methods and recovers gold using four independent processing operations. These include crushed ore leaching (reusable pad), run-of-mine ore leaching (dedicated pad), milling of higher grade non-oxidized ore, and the gravity concentration circuit. Most of the ore is heap leached, with higher grade oxidized ores placed on the reusable pad and lower grade ores placed on the dedicated pad.

Heap leaching on a reusable pad is used to recover gold from oxide ores above a cut-off grade of 0.018 ounce per ton. Ore is crushed to less than 3/4 inches at a rate of up to 30,000 tons per day and conveyed to two parallel 1.5 million square foot asphalt reusable leach pads. This ore is leached for approximately 100 days, rinsed, removed and placed on the dedicated leach pad and re-leached. The remaining gold values are sufficient to justify additional leaching of the ore on the dedicated pad over a period of years. In 2000, 24,335 tons of ore per day were processed on the reusable heap leach pad, compared to 15,602 tons per day in 1999. Reusable pad volume varies with ore release, which is determined by the phases of the pit being mined. For a general description of Round Mountain's mining and heap-leach recovery process see page 43.

Lower grade ore (down to a cut-off grade of 0.006 ounces per ton for oxidized ores) and ore removed from the reusable leach pad, in addition to the stockpiled ore that was previously removed from the reusable pads, is transported to a dedicated run-of-mine leach pad. Ore is placed in 50-foot thick layers for leaching. After completion of an initial leaching cycle of approximately 100 days, additional layers of ore are placed until the heap reaches an ultimate height of 400 feet. The dedicated leach pad is constructed in phases, as capacity is needed. The existing dedicated leach pad covers approximately 30.7 million square feet and has a capacity of approximately 320 million tons. In 2000, the operation processed 141,047 tons of ore per day on the dedicated pad, compared to 120,020 tons per day in 1999. Production in 2000 from the dedicated pad was 352,132 ounces, compared to 215,825 ounces in 1999, due to increased tons and higher grades.

Construction of an 8,000 ton-per-day mill to treat higher grade non-oxide ore was completed in the fourth quarter of 1997, at a total cost of $62 million (the Company's share, $31 million). The mill processed 9,304 tons per day in 2000 producing 139,870 ounces, compared to 8,083 tons per day in 1999 producing 157,901 ounces. The reduction in mill ounces resulted from lower grades. The mill facility achieved a recovery rate of 83.1% from both higher-grade oxide and non-oxidized ores during 2000 by employing gravity concentration, fine grinding and cyanide leaching. Optimization efforts were undertaken during 2000 and by late in the year the facility was regularly attaining daily tonnage in excess of 10,000 tons per day. Efforts to continue to increase the mill throughput rate are continuing and tonnage processed is expected to again increase in 2001. In addition, some success has been achieved in processing certain high-grade oxide ores through the mill.

Gravity concentration is only applied to the highest grade ore containing coarse gold. A 500 ton-per-day gravity recovery circuit processes ore from several small flat-lying narrow, but very high-grade veins within the Round Mountain ore body. The mine produced 6,950 ounces of gold from the gravity circuit in 2000, compared to 27,094 ounces in 1999 due to lower coarse gold availability. Gravity circuit tails are sent to the mill for further cleaning and disposal.

Ore and waste rock was mined at a rate of approximately 193,837 tons per day in 2000 compared to 214,516 tons per day in 1999. The decrease in total mining tons was attributable to a reduction in the waste to ore stripping ratio to 0.82:1 in 2000 compared to 1.40:1 in 1999.

The joint venture partners approved the purchase of a new fleet of eight 240-ton haul trucks at a total cost of $18 million (the Company's share, $9 million). The trucks are scheduled to be delivered in 2001 and will replace older higher cost units.

Mining at Round Mountain is expected to be complete during 2006 (assuming no additions to reserves), with completion of stockpile processing in 2008. The joint venture partners continue to support an aggressive exploration program in the vicinity of the mine in order to add reserves and extend the mine life. In 2000, the operation completed a $1 million exploration program (the Company's share, $0.5 million) to test four target areas. A similar program has been budgeted for 2001 to explore geologic environments similar to the Round Mountain deposit.

In 2001, Round Mountain is expected to produce up to 5% less gold than 2000's production of 640,128 ounces (the Company's share, 320,064 ounces) reflecting anticipated increased waste and lower dedicated pad mine ore, partially offset by increased reusable pad grade and increased tons milled and grade. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors".

MCCOY/COVE
The McCoy/Cove property commenced production in April 1986 as an open pit heap leaching operation. The McCoy mine and surrounding property, which was purchased by the Company in September 1986, is located in Lander County, Nevada, about 30 miles southwest of the town of Battle Mountain. The Cove deposit, located one mile northeast of the McCoy deposit, was discovered in early 1987. Open pit mining of the Cove deposit began in early 1988 and was completed in October 2000. Mining in the McCoy open pit was completed in April 2000. Mining is still being conducted at the Cove South Deep underground.

The McCoy/Cove property consists of approximately 1,482 unpatented claims covering approximately 30,000 acres of United States federal land administered by the Bureau of Land Management of the Department of the Interior. The Company has completed all steps currently required under U.S. law to convert certain unpatented claims to patented status and has filed the appropriate applications for patents. The patents have not been issued to date and are currently in the process of government review. See "Other-Government Regulation and Environmental Issues."

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

The following table sets forth operating data for the McCoy/Cove operation from 1996 through 2000.

                                                   2000            1999           1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                          162,784         124,536        167,494         187,034         271,731
Silver produced (ounces)                     12,328,297       8,430,072      9,412,823      11,021,708       7,102,348
Mining cost/ton of ore and waste            $      0.78     $      0.66    $      0.71     $      0.74      $     0.72
Heap leaching cost/ton of ore               $      2.44     $      1.82    $      1.74     $      1.70      $     1.68
Milling cost/ton of ore                     $      6.38     $      6.32    $      6.09     $      8.82      $     9.50
Production cost/ounce of gold produced:
  Direct mining expense                     $       166     $       252    $       200     $       276      $      286
  Deferred stripping cost                            12             (35)            (1)            (10)           (16)
  Inventory movements and other                       1               4              4               5               1
                                            -----------     -----------    -----------     -----------      ----------
   Cash operating cost                              179             221            203             271             271
  Royalties                                           3               2              3               3               5
  Production taxes                                    5              --              2              (1)              4
                                            -----------     -----------    -----------     -----------      ----------
   Total cash cost                                  187             223            208             273             280
  Depreciation                                       26              48             52              66              71
  Amortization                                       28              27             37              44              46
  Reclamation and mine closure                       11              11              9              10               8
                                            -----------     -----------    -----------     -----------      ----------
   Total production cost                    $       252     $       309    $       306     $       393      $      405
                                            -----------     -----------    -----------     -----------      ----------
Average gold-to-silver price ratio(1)              56:1            54:1           54:1            67:1            75:1
Capital expenditures (millions)             $       0.6     $       1.1    $       1.3     $       2.2      $      7.3
Deferred (applied) mining
  expenditures (millions)                   $      (5.0)    $       9.5    $       0.5     $       3.7      $      6.0
Heap leached:
   Ore processed (tons/day)                       4,971          11,262         11,296          17,840         16,671
   Total ore processed (000 tons)                 1,809           4,178          4,112           6,494          6,068
   Gold grade (ounce/ton)                         0.024           0.022          0.021           0.018          0.018
   Silver grade (ounce/ton)                        0.96            0.37           0.26            0.29           0.27
   Gold and silver recovery rates                   /(2)/           /(2)/          /(2)/           /(2)/          /(2)/
   Gold recovered (ounces)                       46,892          45,200         53,096          55,129         66,834
   Silver recovered (ounces)                    910,858         396,428        398,006         396,928        513,227

                                                   2000            1999           1998            1997           1996
------------------------------------------------------------------------------------------------------------------------
Milled:
   Ore processed (tons/day)                      11,461          12,000         11,829           9,315          9,031
   Total ore processed (000 tons)                 4,172           4,452          4,306           3,391          3,287
   Gold grade (ounce/ton)                         0.053           0.038          0.046           0.061          0.086
   Silver grade (ounce/ton)                        3.71            3.02           2.95            4.54           3.14
   Gold recovery rate (%)                          50.7            45.8           57.8            64.3           79.5
   Silver recovery rate (%)                        69.8            61.3           69.8            69.7           73.5
   Gold recovered (ounces)                      115,892          79,336        114,398         131,905        204,897
   Silver recovered (ounces)                 11,417,439       8,033,644      9,014,817      10,624,780      6,589,121
------------------------------------------------------------------------------------------------------------------------

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

The Cove deposit is a sediment hosted gold-silver deposit that is spatially associated with a sequence of argillically-altered felsite dikes. Gold and silver mineralization occurs both as a rind around the altered intrusion and away from the intrusions along favorable horizons such as permeable beds and fractured zones. Cove ore is hosted by limestone of the Augusta Mountain Formation, by conglomerate/sandstone of the Panther Canyon Formation and by dolomite in the Home Station Formation.

----------------------------------------------------------------------------------------------------------------------------
                                                  McCoy/Cove Mine
                                                 Ore Reserves/(1)/
                                                 December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                             Tonnage                 Average grade                       Content(2)
                                   (000's short tons)              (ounces per ton)                    (000's ounces)
                                  --------------------      -----------------------------      -----------------------------
                                                                  Gold          Silver              Gold          Silver
                                                                  ----          ------              ----          ------
Cove Underground                                  53             0.405           0.725                21              38
Stockpiles                                     4,667             0.030           2.327               140          10,861
----------------------------------------------------------------------------------------------------------------------------
Proven and Probable-2000                       4,720             0.034           2.309               161          10,899
============================================================================================================================

Proven                                         4,667             0.030           2.327               140          10,861
Probable                                          53             0.405           0.725                21              38
----------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-2000                 4,720             0.034           2.309               161          10,899
============================================================================================================================

Total Proven and Probable-1999                11,832             0.043           2.387               514          28,243
============================================================================================================================

/(1)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(2)/ Reserves include allowances for dilution in mining but do not reflect losses in the recovery process. Recovery rates for the life-of-mine are estimated to be 55% for gold and 68% for silver.

The gold-equivalent cut-off grades for the underground is 0.275 ounce per ton. All other reserves are in stockpiles.

Mining and Processing
---------------------
Ore and waste rock was mined from the open pits at a rate of 55,938 tons per day in 2000, compared to 117,641 tons per day in 1999. The lower rate is an average for the full year despite the completion of mining prior to year's end. Longer hauls and smaller working areas also affected mining rates. All material required drilling and blasting prior to excavation. The open pit mining operation employed one 35-cubic yard hydraulic mining shovel, two 23-cubic yard hydraulic mining shovels, one 23-cubic yard wheel loader, eight 150-ton and ten 190-ton mechanical haul trucks. A portion of the fleet is being used for reclamation activities.

Ore mined from underground amounted to 63,000 tons in 2000, compared to 133,000 tons mined in 1999. The lower mining rate is attributable to both higher development requirements and mining less productive drift and fill cuts as opposed to mining open stopes in 1999.

The Company mined the Cove pit at a high rate to minimize dewatering time and costs. Water pumped out of the Cove pit averaged 14,000 gallons per minute at the end of 2000. The Company uses infiltration ponds for water pumped from the mine. Dewatering activities must be maintained while underground operations are still active.

The ore mined from the Cove pit was all oxide in the early years of production. Oxide ore was replaced by sulfide ore at depth. In the second half of 1997, McCoy/Cove began processing carbonaceous ore that had in past years been mined from the Cove pit and stockpiled.

Stockpiled ore increased from 2.7 million tons in 1999 to 4.7 million tons in 2000. Stockpiled ore fluctuated as a function of the mine plan. Because open pit mining has been completed, the stockpiled ore will now be consumed.

The mill uses flotation and agitation leach circuits to recover gold and silver from high-grade oxide ore and sulfide ores not amenable to heap leaching. The majority of the ore processed through the mill in 2000 was from sulfide ores mined during the year. Mill throughput averaged 11,461 tons per day in 2000 compared to 12,000 in 1999. Gold and silver mill production increased in 2000 compared to 1999 due to higher grades and increased recoveries as a result of the higher grades. The higher grades also brought harder ores, which decreased the throughput. For a general description of McCoy/Cove's mining and mill recovery process, see page 45.

The Cove South Deep underground contributed 60,130 tons to the mill and produced approximately 10,700 ounces of gold and 43,000 ounces of silver. Mining will continue at Cove South Deep into the first half of 2001.

Heap leach crushing was completed in the first half of 2000 as the remainder of the oxide ore was mined from the McCoy and Cove pits. Residual leaching will continue in 2001. Rinsing and restoration of the first of three heap leach pads commenced in 1999 and contouring and seeding was completed in 2000.

Heap leach gold production was slightly higher in 2000 compared to 1999 due to higher grade ore placed on pad 3 and re-leaching of pad 2. Heap leach processing averaged 4,971 tons per day in 2000, down from 11,262 tons per day in 1999.

In 2001, McCoy/Cove will be processing ore from stockpiles and the Cove South Deep underground. Residual heap leaching will continue in 2001. As a result, McCoy/Cove is expected to produce about 60% less gold and silver in 2001 compared to the 162,784 ounces of gold and 12.3 million ounces of silver produced in 2000. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

KETTLE RIVER
The Kettle River properties are located in Ferry County in the State of Washington and cover approximately 7,535 acres through patented and unpatented mining claims and fee lands.

Development of the Lamefoot project began during 1992 when the portal was collared. By December 1994, 17,500 feet of drifting was complete. Lamefoot commenced production in December 1994, and achieved full production in June 1995. Mining at Lamefoot was completed in December 2000.

In December 1994, construction commenced at the K-2 project. The portal was collared in March 1995 and a total of 10,629 feet of development was completed by the end of 1996. K-2 stope development began in the fourth quarter of 1996 and production commenced in January 1997.

In 1997, as a result of the lower gold prices, the Company recorded a $15.0 million provision for impaired assets related to Kettle River. The need for and the amount of the provision were determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

During the year, exploration efforts identified an extension to the northeast of the K-2 deposit. A $3.4 million development program is planned for 2001. The resource of approximately 500,000 tons is scheduled for mining in 2002.

In 2000, the Company acquired a 75 percent interest in the Golden Eagle advanced gold exploration project. Golden Eagle is located in the Republic district of Washington State approximately 15 miles from the Kettle River millsite. The Company plans to spend $0.8 million for exploration activity in the Republic district in 2001 including work at Golden Eagle.

The following table sets forth operating data for the Kettle River operation from 1996 through 2000.

                                                     2000           1999          1998           1997           1996
-----------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                             94,086        104,396       113,692        129,866        124,910
Mining cost/ton of ore                       $      20.52   $      23.57  $      21.65   $      21.53   $      21.12
Milling cost/ton of ore                      $      11.58   $      11.22  $      10.71   $      10.58   $      11.96
Production cost/ounce of gold produced:
   Direct mining expense                     $        224   $        239  $        238   $        231   $        190
   Deferred mine development                           --             --            --             --             --
   Inventory movements and other                       (6)            (1)            6             (4)            11
                                             ------------   ------------  ------------   ------------   ------------
     Cash operating cost                              218            238           244            227            201
   Royalties                                           13             15            12             14             10
   Production taxes                                     1              2             1              2              2
                                             ------------   ------------  ------------   ------------   ------------
     Total cash cost                                  232            255           257            243            213
   Depreciation                                        11             55            77             54             59
   Amortization                                         8              8             5             36             45
   Reclamation and mine closure                        15             15            12             12              8
                                             ------------   ------------  ------------   ------------   ------------
     Total production cost                   $        266   $        333  $        351   $        345   $        325
                                             ------------   ------------  ------------   ------------   ------------
Capital expenditures (millions)              $        1.4   $        0.4  $        1.5   $        3.8   $        8.8
Milled:
   Ore processed (tons/day)                         1,470          1,698         2,017          2,118          1,652
   Total ore processed (000 tons)                     535            630           734            771            601
   Grade (ounce/ton)                                0.209          0.198         0.187          0.197          0.240
   Recovery rate (%)                                 84.1           83.7          82.8           85.4           86.5
-----------------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------
                                  Kettle River
                                 Ore Reserves/(1)/
                                December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                   Average grade
                                                                     Tonnage             of gold   Gold content/(2)/
                                                           (000's short tons)   (ounces per ton)    (000's ounces)
-----------------------------------------------------------------------------------------------------------------------
Lamefoot stockpile                                                       107               0.196                21
K-2                                                                      256               0.191                49
-----------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-2000                                           363               0.193                70
=======================================================================================================================

Proven                                                                   363               0.193                70
Probable                                                                  --                  --                --
-----------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-2000                                           363               0.193                70
=======================================================================================================================

Total Proven and Probable-1999                                           779               0.208               162
=======================================================================================================================

/(1)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(2)/ Reserves do not reflect losses in the milling process but do include allowance for dilution in the mining process. The average mill recovery rate of gold in 2000 was 83.7%.

The cut-off grade is 0.135 ounces of gold per ton at K-2.

Mining and Processing
---------------------
At Kettle River, a series of deposits are mined and trucked to feed a central mill. In 2000, approximately 62% of ore milled came from Lamefoot and approximately 38% of ore milled came from K-2.

At the Lamefoot property, the mining method used was longhole open stoping, with delayed backfill. Zones with ore widths of 50 feet used cemented backfill in primary stopes and unconsolidated fill in secondary stopes. Zones under 50 feet in width were filled with unconsolidated fill. Ore was removed from the stopes using remote control muckers and hauled to the surface using 26-ton haul trucks. Total Lamefoot ore production in 2000 was 379,447 tons compared to 381,603 in 1999. Mining was completed in December 2000.

The mining method used at K-2 is longhole open stoping, similar to Lamefoot, but due to the narrow widths, cemented fill is required in the South zone. Total K-2 ore production in 2000 was 227,671 tons compared to 257,258 in 1999.

The mill processed approximately 1,470 tons of ore per day in 2000, compared to 1,698 tons per day in 1999. Total Kettle River production decreased in 2000 compared to 1999 due to fewer tons mined.

In 2001, Kettle River is expected to produce about 30% to 35% less than the 94,086 ounces of gold produced in 2000, reflecting anticipated lower mill tonnage, somewhat offset by higher grade and recovery. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

LUPIN
The Lupin mine is an underground operation located 250 miles northeast of Yellowknife in the Nunavut Territory of Canada, 56 miles south of the Arctic Circle. Production began in October 1982.

The Lupin mining lease covers 6,998 acres. The principal lease was renewed for 21 years in 1992 and, provided the Company has complied with its terms, is renewable for further 21 year periods subject to any applicable regulations then in effect. The lease was granted by the Department of Indian Affairs and Northern Development on behalf of the Crown and is subject to the provisions of the Territorial Lands Act and the Canada Mining Regulations. The lease is in good standing. See "Other-Government Regulation and Environmental Issues" for discussion regarding Inuit ownership interests.

The Company purchased the Ulu property, located approximately 100 miles north of Lupin, in 1995. The property is subject to a 5% net smelter royalty after the recovery of 675,000 ounces of gold. Ulu has approximately 1.5 million tons of other mineralization at an average grade of 0.374 ounces of gold per ton. The deposit is open on strike and down dip. In the third quarter of 1997, the Company deferred further development of Ulu in light of the downturn in gold prices.

In 1997, as a result of the lower gold prices, the Company recorded a $65.0 million provision for impaired assets related to the Lupin and Ulu properties. The need for and the amount of the provision were determined by comparing asset-carrying values to estimated future net cash flows from existing reserves.

The Lupin mine was placed on care and maintenance in early 1998 due to depressed gold prices and a high cost structure. Annual care and maintenance costs were $3.4 million in 1999 and $4.6 million in 1998.

In 2000 the Company reopened the Lupin mine. A reengineering study, completed late in 1998, identified savings that helped lower costs. Gold production from Lupin recommenced in April 2000. The Company incurred and expensed start-up costs of $4.8 million in 2000. Based on current reserves of 434,000 ounces and other mineralization of 0.7 million tons at an average grade of 0.320 ounces of gold per ton, the mine plan projects production through 2004. Drilling indicates additional mineralization at depth, which if confirmed by additional drilling, could extend the mine life for several more years. The Ulu satellite deposit represents the potential for additional mill feed for the site.

The following table below sets forth operating data for the Lupin mine from 1996 through 2000.

                                                    2000           1999          1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                           117,729             --            --        165,335        166,791
Mining cost/ton of ore                          C$ 42.36             --            --      C$  46.09      C$  44.08
Milling cost/ton of ore                         C$ 13.98             --            --      C$  11.77      C$  12.39
Production cost/ounce of gold  produced:
   Canadian dollars:
     Direct mining expense                      C$   344             --            --      C$    381      C$    411
     Deferred mine development                        (6)            --            --             13            (4)
     Inventory movements and other                    --             --            --             (1)             1
                                                  ------         ------        ------        -------        -------
       Cash operating cost                      C$   338             --            --      C$    393      C$    408
                                                  ------         ------        ------        -------        -------
   U.S. dollars:
     Cash operating cost                       US$   213             --            --     US$    284     US$    299
     Royalties                                        --             --            --             --             --
     Production taxes                                 --             --            --             --             --
                                                  ------         ------        ------        -------        -------
       Total cash cost                               213             --            --            284            299
     Depreciation                                     27             --            --             71             71
     Amortization                                      8             --            --             24             21
     Reclamation and mine closure                     17             --            --             14              8
                                                  ------         ------        ------        -------        -------
     Total production cost                     US$   265             --            --     US$    393     US$    399
                                                  ------         ------        ------        -------        -------
Capital expenditures (millions US$)              $   4.7             --            --       $   12.3       $   15.7
Deferred (applied) mining
   expenditures (millions US$)                   $   0.4             --            --       $   (1.8)      $    0.2
Milled:
   Ore processed (tons/day)                        1,861             --            --          2,167          2,111
   Total ore processed (000 tons)                    508             --            --            789            768
   Grade (ounce/ton)                               0.248             --            --          0.226          0.235
   Recovery rate (%)                                93.3             --            --           92.6           92.5
-------------------------------------------------------------------------------------------------------------------

Geology and Ore Reserves
------------------------
Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age. Gold is associated with pyrrhotite, arsenopyrite and quartz.

--------------------------------------------------------------------------------
                                  Lupin Mine
                               Ore Reserves/(1)/
                               December 31, 2000
--------------------------------------------------------------------------------

                                                                                   Average grade
                                                                     Tonnage             of gold   Gold content/(2)/
                                                          (000's short tons)    (ounces per ton)    (000's ounces)
--------------------------------------------------------------------------------------------------------------------
Center Zone                                                              610               0.275               168
East Zone                                                                177               0.226                40
West Zone                                                                673               0.251               169
McPherson Zone                                                           218               0.263                57
--------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-2000                                         1,678               0.259               434
====================================================================================================================

Proven                                                                 1,141               0.256               292
Probable                                                                 537               0.264               142
--------------------------------------------------------------------------------------------------------------------
Total Proven and Probable-2000                                         1,678               0.259               434
====================================================================================================================

Total Proven and Probable-1999                                         1,931               0.268               518
====================================================================================================================

/(1)/ See "Reserves" for a discussion of the estimation of proven and probable ore reserves.

/(2)/ Reserves do not reflect losses in the milling process but do include allowance for dilution of ore in the mining process. The mining recovery factor was estimated at 85%. The average mill recovery rate in 2000 was 93%.

The cut-off grade used in the reserve calculation is 0.150 ounce of gold per ton at the upper levels of the mine and 0.204 ounce of gold per ton at the lower levels of the mine.

Mining and Processing
---------------------
Access to the Lupin underground mine, removal of ore and waste, and movement of personnel within the mine is by a shaft developed to a depth of 3,970 feet and by a ramp driven to a depth of 4,510 feet.

The ore in the Center, West, East and McPherson Zones has been mined by the sub-level, long-hole open stoping method. In 1995, Lupin incorporated "pastefill," which is composed of mine tailings and cement, into the stoping sequence.

After the ore is mined, it is hoisted to the surface for processing and recovery of gold in a 2,300 ton per day mill, where the recovered gold is cast in dore bars prior to being shipped off site. The mill processed 1,861 tons per day in 2000.

Additional ground support is required and longer truck haulage distances are a factor as the depth increases. All of this causes slower and more costly mining in the deeper levels of the mine. The Company has changed its mining techniques and backfill process to address the challenges of mining at greater depths. Mechanized cut and fill mining techniques may afford an opportunity to reduce dilution and to improve profitability at depth.

During 1997, a study determined that a required exhaust air raise, doubling as an internal winze, was feasible to access ore below the current depth of the ramp. The winze will allow the hoisting of ore from the deeper areas of the mine, thereby reducing haulage costs. The project was started in 1997, prior to the mine's temporary shut down. Further work was re-started upon re-commissioning of the mine in early 2000. Final commissioning of the winze is expected to take place in April 2001.

In 2001, Lupin is expected to produce about 25% to 30% more than the 117,729 ounces of gold produced in 2000, reflecting a full year of production. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

Supplies, Utilities and Transportation
--------------------------------------
The Lupin mill facilities and mine are in a remote location in the sub-Arctic region of Canada. The Company must therefore prepare for and respond to difficult weather and other conditions. At the mine, the Company maintains supplies of spare parts and other materials, including fuel, in excess of what would be required at less remote locations.

The principal supplies needed for the operation of the Lupin mine are diesel fuel, chemical reagents (including lime, cyanide and zinc), cement, grinding media, drill steel, equipment parts, lubricants, food and explosives. The largest single item is diesel fuel, which is used principally to generate power. A diesel-powered generating plant provides power for all the Lupin facilities. The powerhouse has a primary installed capacity of approximately 18,000 kilowatts, which is supplemented by additional standby generators having a combined capacity of 1,500 kilowatts. Heating for the Lupin facilities is obtained by using waste heat from these generators augmented by oil-fired boilers.

All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife. Personnel are transported from these locations and from Kugluktuk (formerly Coppermine) and Cambridge Bay in the Nunavut Territory. Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine as the most economical way of transporting bulk items, including fuel, to the mine. Winter road operating costs are shared with other third party users.

In order to operate the winter road, the Company is required to obtain certain licenses from the Federal and Territorial Governments. To date, the Company has experienced no significant difficulties in obtaining these licenses. The current license of occupation expires in 2003. The process to file a new application for a jointly held license of occupation among major road users is underway. The winter road is usable for approximately 12 weeks each year beginning in mid-January, during which time tractor-trailers can transport all of the Company's annual requirements for diesel fuel, chemical reagents and other supplies. There are on-site facilities for the storage of approximately 5.4 million U.S. gallons of diesel fuel, which is in excess of the mine's annual requirements.

Surface facilities at the Lupin mine include a 6,300-foot compacted gravel airstrip with an instrument landing and navigation system and runway lighting. Supplies and personnel that must be brought in by air are transported principally on the Company's Boeing 727 aircraft, which carries up to 114 passengers, or up to 35,000 pounds of freight, or a combination of both passengers and freight.

Voice and data communications with the Lupin mine are maintained via satellite, which provides for uninterrupted communications regardless of weather conditions.

Water Supply and Waste Disposal
-------------------------------
Water for mining, milling and domestic use is obtained on site by pumping from Contwoyto Lake. Tailings from the mill are pumped into a tailings pond or pumped underground as part of the paste-backfill. Since 1995, approximately 31% of tailings were placed underground as paste-backfill. Water from the tailings pond is processed through a water treatment plant and monitored for compliance with all regulatory standards prior to discharge. In July of 2000, the Lupin water license was extended for a period of 8 years through 2008, to coincide with the anticipated mine life.

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

The project site is on a group of 12 patented claims that grant the Company fee simple title. The patents are part of a larger land package of leased and staked claims that cover most of the northern portion of Macklem Township. Federal environmental permitting started in May 1995. On June 30, 2000 the Minister of the Environment concluded that the project was not likely to cause significant adverse environmental effects and public concerns did not warrant a referral to a review panel. The project was referred back to the Minister of Fisheries and Oceans for action under Section 37 of the Canadian Environmental Assessment Act. In August 2000, Oceans and Fisheries Canada (O&FC) issued the Letter of Intent and Memorandum of Understanding for the Aquarius Project. A draft version of the federal permit "Authorization For Works Or Undertakings Affecting Fish Habitat" was released for comment by O&FC in December 2000. The Company anticipates full federal permitting during the first quarter 2001. This will allow the company to proceed with obtaining all necessary provincial and municipal permits to build and operate the project.

Based on the revised bankable feasibility study completed during the second quarter 2000, Aquarius has proven and probable reserves of 1,189,000 ounces of gold at December 31, 2000 (17.5 million tons of ore at an average grade of 0.068 ounces per ton). The reserves are based on a cutoff grade of 0.015 ounce per ton. The cutoff grade was based on a price of $300 per ounce of gold. The gold recovery is expected to be 95%.

Aquarius is an Archean lode gold deposit with mineralization in carbonate altered ultramafic rocks, associated felsic intrusives, and quartz veins in talc-chlorite schists. Clay overburden 10 to 40 meters thick overlays 30 to 80 meters of glacial till. The "nuggety" style of gold mineralization at Aquarius is characteristic of this deposit type and leads to difficulty in the prediction of ore grades. This difficulty is addressed by extensive drilling advanced geostatistical analysis with multiple techniques, cross validation with production data and independent estimates, and review of the results by an expert consultant.

In 1998, the Company completed the infrastructure required for the frozen earth system (ice-wall) around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. Similar systems have been used successfully in construction and underground mining for over 100 years. The circumference of the freeze system is 12,000 ft (2.25 miles, equivalent to 3.66 km), and includes over 600,000 linear feet of drilling and the placement of more than 2,200 freeze-wells spaced 6.3 feet apart. This will allow an adequate distance between the freeze-wells to provide a solid ice barrier. The freeze-wells penetrate the bedrock, which has little water flow. A calcium-chloride solution (refrigerant) will be cooled to minus 20(0) F by electrically powered refrigeration units and circulated through the freeze-wells. As the circulation of the refrigerant progresses, cylindrical columns of frozen soil will form around each freeze-well. The size of the columns increases over time, forming a virtually watertight, impermeable barrier. The Company expects that it will take approximately four months for this process to entirely form the ice-wall to prevent water from leaking through the glacial overburden. The Company does not plan to operate the frozen earth system during the period of project deferral. All facilities and equipment are on a scheduled care and maintenance program designed to fully preserve all assets.

The revised bankable feasibility study evaluated a number of processing options for treating the Aquarius ore. Based on test results, economic evaluation and a "least risk" approach a simplified gravity/flotation process was selected. This process is based on semi-autogenous grinding (SAG) utilizing milling equipment previously belonging to the Paredones Amarillos project. The mill has been designed to process 7,500 tonnes (8,250 tons) per day.

The first planned stage of mining will be removal of the clay and sand overburden. The rock mining stage will produce all of the ore to be milled. Due to the shape of the deposit, the pit will have two separate bottoms with a ridge of waste rock separating them. Mining will be phased to exploit the more northerly of the two segments first.

Electrical power will be supplied to the project from Ontario Hydro, the main utility provider in the province of Ontario. The on-site primary sub-station and power-line to the Ontario grid were installed in 1997.

There will be two sources for water supply. Fresh water will come from one or more wells located near the minesite development. Water will also be reclaimed from the tailings area.

Based on the proposed mine plan and revised processing concept, the average annual production rate is expected to be approximately 189,000 ounces. Average cash operating costs are expected to be approximately $150 per ounce. Total production costs are anticipated to be $240 per ounce. The capital cost to construct Aquarius is estimated at $90 million, excluding the value of owner equipment contributions. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

During the operating phase of the mine, the total site workforce is expected to consist of approximately 215 people.

Site clearing and pit-perimeter road construction were completed in 1997. The remainder of the engineering, procurement, and construction activities are currently deferred until the spot price for gold increases and the Company obtains financing under acceptable terms.

Development holding costs are expensed as incurred. The Company expensed Aquarius holding costs of $0.7 million in 2000 and $0.5 million in 1999. At December 31, 2000, the Company has a net book value of approximately $48 million in acquisition and construction costs related to Aquarius. Further delays in development and construction from continued low gold prices could result in a write-down of all or a portion of these costs. The Company expects to expense approximately $1.4 million in development holding costs and $1.6 million in depreciation for Aquarius in 2001.

OTHER PROJECTS
Kuranakh/Golden Eagle
---------------------
Under an agreement with Newmont Gold Company, completed in July 2000, the Company exchanged its 50% interest in the Kuranakh gold project located in eastern Russia for Newmont's 75% operating interest in the Golden Eagle project located in the Republic district of Washington State. The Company may also receive up to an additional $7 million from Newmont depending on whether certain permitting, financing and project completion conditions are achieved in respect of Kuranakh. Further, each party will be required to pay a production royalty to the other, starting at 0.5% of its share in production at a $350 per ounce gold price and increasing to 1% at a $400 gold price. No gain or loss was recorded pursuant to this agreement.

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

Golden Eagle is an advanced gold exploration project located approximately 15 miles from the Company's Kettle River operation. Covering approximately 204 acres of fee land and patented mining claims in a prospective area for mineral exploration, Golden Eagle represents a good opportunity to extend operations at Kettle River. The Company commenced a drilling program during the third quarter of 2000. The agreement with Newmont also includes other holdings in the Republic District representing 3,500 acres where mineral rights and/or surface rights are held.

EXPLORATION
In addition to conducting exploration for new gold deposits, the Company explores for extensions of known reserves at its mines and development properties. The Company's exploration program concentrates on those projects believed to represent the most promising near-term prospects. In particular, exploration efforts are focused on projects located where the Company already has, or plans an extensive gold mining infrastructure, principally those prospects in North America.

In 2000, efforts at Round Mountain focused on identification and exploration in the areas surrounding the minesite. Four areas were drilled with further drilling recommended at one of those targets. At McCoy/Cove, detailed drilling from underground further defined the Cove South Deep deposit in coordination with mining and extraction of the deposit. Five additional targets were drill tested at McCoy/Cove during the year. At Kettle River the East Veins deposit, a satellite located to the north east of the K-2 deposit, was successfully drilled off from underground development headings with additions to other mineralization. Drill tests of continuations of the East Veins were encouraging and further drilling is planned in 2001. The Company continues to evaluate opportunities within the region for extending the life of the project.

In 2000, the Company carried out extensive reviews of projects in Nevada and selected areas of the western U.S. as well as in the Timmins area in Ontario, Canada. Four U.S. properties acquired in 1999 were drill tested with results warranting further work on one of the properties. Two new properties were acquired during 2000 in Nevada. Drilling planned for 2001 will follow up on the results of fieldwork done on these properties during the year. In Canada, activities in the Timmins area included drill tests of two properties with field examinations of several others. Further drilling is planned on two Timmins properties in 2001. The Youga/Bitou project is a joint venture project in Burkina Faso, West Africa and the only project in which the Company is involved outside of North America. Further drilling and fieldwork were done during 2000 in support of the feasibility study managed by the operating partner.

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

According to the findings of the Court, a full compromise and settlement of all claims and courses of action raised by the State of Alaska or which could have been asserted against Echo Bay Alaska Inc. constitutes the completion of the closeout plan requirements and related work plans. This finding is based upon all information made available to the State by Echo Bay Alaska Inc. and its contractors. The Company believes that all obligations in respect of the Alaska-Juneau project have been satisfied and there is no further liability to the Company or its subsidiaries relating to the reclamation and closure of the project. The remaining $2.0 million reclamation accrual was credited to Other Income in 2000.

SUNNYSIDE
In 1996, Sunnyside Gold Corporation ("SGC"), an indirect wholly owned subsidiary of the Company, finalized a consent decree with the State of Colorado that set standards for the release of all reclamation and water treatment permits and resolved future enforcement issues regarding groundwater seeps and springs. SGC estimates that it will take a minimum of an additional three years for all of the conditions of the consent decree agreement to be fulfilled by both parties. SGC has $4.7 million accrued at December 31, 2000 for future reclamation costs at the Sunnyside mine. SGC's provision for future reclamation costs is reviewed periodically and adjusted as additional information becomes available.

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

Certain of the Company's counterparties require margin deposits if the fair value of the hedge position is less than the predetermined margin threshold. The Company regularly reviews its margin risk and attempts to mitigate this risk by modifying its hedge position whenever market conditions allow.

In 2000, the Company delivered approximately 37% of gold production against forward sales and put options at an average commitment price of $313 per ounce. This compares with 77% of gold production at $346 per ounce in 1999 and 96% of gold production at $341 per ounce in 1998. Approximately 35% of silver production was delivered against forward sales and put options at an average cash price of $5.71 per ounce in 2000. This compares to 43% at $5.66 per ounce in 1999 and 50% at $5.44 per ounce in 1998.

The Company's hedge position as of December 31, 2000 partially protects the Company against gold price declines in the years 2001 through 2005. For 2001, this position includes forward sales of approximately 125,000 ounces at a forward price of $312 per ounce. For 2002 through 2005, the Company has forward sales totaling 195,000 ounces of gold at a forward price of $310 per ounce. In addition, the Company has hedged 2.5 million silver ounces at a minimum average cash price of $5.91 per ounce in 2001.

The Company's hedging commitments are described in note 17 to the Company's consolidated financial statements.

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

The Company's Lupin operation is subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development and the Nunavut Water Board. The Company is subject to the jurisdiction of the Nunavut Water Board and any further approvals or licenses will have to be obtained from that Board. In addition, any changes or additions to existing operations at Lupin may be subject to environmental assessment by the federal government under the Canadian Environmental Assessment Act (Canada). The federal Departments of Fisheries & Oceans and Environment have an enforcement role in the event of environmental incidents, but presently have no direct regulatory role in relation to the Lupin operation. Lupin is also subject to enforcement by the Nunavut Department of Sustainable Development pursuant to the Nunavut Environmental Protection Act. This Act contains requirements to obtain licenses and permits that may affect the Lupin operation in the future. The Company believes it is in substantial compliance with all relevant territorial environmental law.

On April 1, 1999, the Nunavut Agreement, dated May 25, 1993, between the Inuit of Canada's eastern arctic region and Her Majesty the Queen in right of Canada, came into force. Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometers of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometers of those lands. Third party interests in lands in the Nunavut Settlement Area created prior to April 1, 1999 are protected under the Nunavut Agreement. Where a third party was granted a mining lease under the Canada Mining Regulations in lands comprising the Nunavut Settlement Area, that interest continues in accordance with the terms and conditions on which it was granted, including any rights granted under the legislation that gave rise to the interest. However, where any successor legislation has the effect of diminishing the rights afforded to the federal government, it will not bind the Inuit without its consent. The Inuit are entitled to receive whatever compensation is payable by the interest holder for the use or exploitation of mineral rights. The federal government continues to administer the third party interest on behalf of the Inuit, unless the third party and the Inuit enter into an agreement under which the third party agrees to the administration of their interest by the Inuit. In the event such an agreement is reached, the applicable legislation will cease to apply to the third party interest. Subsurface interests in such lands continue to be administered in accordance with applicable legislation relating to those interests and are not affected by the Nunavut Agreement.

Third party interests in lands in the Nunavut Settlement Area created on or after April 1, 1999 are granted, in the case of surface rights, by the appropriate regional Inuit association and, in the case of subsurface rights, by Nunavut Tungavik Incorporated, which will hold subsurface title to Inuit owned lands and will be additionally responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights.

On January 1, 1994, the North American Free Trade Agreement ("NAFTA") between Canada, the United States and Mexico came into force. NAFTA amends the Investment Canada Act and its regulations and guidelines in that the investors who are residents of the United States and Mexico are treated more favorably than all other "non-Canadian" investors with respect to reviews by Investment Canada. Direct acquisitions of Canadian businesses by investors from the United States or Mexico are only subject to review if the acquisitions exceed a certain threshold which is adjusted annually in accordance with a formula set out in Annex I to NAFTA. However, indirect acquisitions of Canadian businesses by investors from the United States or Mexico are not subject to review.

The Competition Act (Canada) ("the Act") obliges parties to proposed transactions in the nature of mergers and acquisitions that exceed prescribed party size and transaction size thresholds to notify the Commissioner of Competition (the "Commissioner"), provide prescribed information about the parties and the transaction, and prohibits the parties from completing the transaction until the prescribed waiting period (either 14 or 42 days, depending on the form of the notification used) has expired. The party size threshold is exceeded when the transacting parties, together with their affiliates, have assets in Canada or have gross annual revenues from sales in, from or into Canada that exceed Cdn.$400 million. The transaction size threshold depends on the type of transaction. For asset acquisitions, pre-notification is required where the assets in Canada or gross annual revenues from sales in or from Canada generated by those assets exceeds C$35 million. For share acquisitions, pre-notification is required if the corporation, the shares of which are being acquired, has assets in Canada or gross revenues from sales in or from Canada generated from those assets that exceed Cdn.$35 million, and where the person or persons acquiring the shares acquire voting rights that exceed 20% for public companies and 35% for private companies. The purpose of the pre-notification provisions is to provide the Commissioner with information to assess whether he should challenge the transaction under the merger provisions of the Act on the grounds that they are likely to prevent or lessen competition substantially.

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

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on the Company's results of operations and financial condition, although the results of such actions are speculative. For example, during recent legislative sessions, legislation was considered in the United States Congress which proposed a number of modifications to the General Mining Law of 1872, which has traditionally governed the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals that would have (i) imposed a royalty on production from unpatented mining claims, (ii) increased the cost of holding and maintaining such claims, and (iii) imposed more specific reclamation requirements and standards for operations on such claims. Although none of these proposed modifications was enacted into law, Congress may consider the same or similar proposals in 2001 as well.

The one area in which specific action has been taken relates to the regulation of surface activities on federally owned lands administered by the Bureau of Land Management ("BLM"). New surface management regulations (the "3809 Regulations") were enacted and became effective on January 20, 2001. The effect of the new 3809 Regulations is to create an environment significantly more stringent and restrictive for activities and operations on federal lands involving unpatented mining claims and millsites. For example, the new 3809 Regulations provide that all activities on unpatented mining claims or millsites for which approval of a Plan of Operations is required (which includes all activities other than exploration activities that disturb less than five acres of surface) are subject to a new standard of review by the BLM, which must make a determination that the proposed activities would not cause substantial irreparable harm to significant scientific, cultural or environmental resource values that cannot be effectively mitigated. That new standard would apply to any new significant activities undertaken by the Company or its subsidiaries on federal public lands. While imposition of that new standard should not have an effect on the Company's existing approved Plans of Operation (to which it does not apply) at its Round Mountain, McCoy/Cove and Kettle River properties, if the Company needs to make any substantive modifications to those existing Plans of Operation (such as widening a road or expanding a leach pad or tailings facility), that standard (as well as all other provisions of the new 3809 Regulations) would apply unless the Company could demonstrate to the BLM's satisfaction that it was not practical for economic, environmental, safety or technical reasons. In addition, under previous regulations, up to 75% of financial security for the performance of reclamation obligations could be provided by corporate guarantees. While the new 3809 Regulations do provide for existing financial guarantees to continue to be in effect, no new corporate guarantees will be accepted after July 19, 2001. To the extent applied to modifications of the Company's current operations, and to the extent the Company engages in activities or operations on public lands outside of its current permit boundaries (including any new projects), the new 3809 Regulations will make the process for the preparation and obtaining of approval of a Plan of Operations more time-consuming and expensive, and any such proposed activities or operations will be subject to more detailed and expensive regulatory requirements. Moreover, the Company's ultimate ability to have any such proposed activities or operations approved will be subject to a much greater level of uncertainty. The new regulations may not significantly affect existing operations, so long as such operations do not require, for their continuing viability, new discretionary permits for land outside the boundaries of land currently permitted or significant changes within current permit boundaries. New, including expanded, exploration or mining operations will need to quantify the cost burden imposed by the new regulations when assessing the economic viability of any project. Litigation is currently pending in Washington, D.C. and Nevada federal courts to stay the enforcement of the new regulations.

In addition, the BLM has called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The subsidiaries consider the BLM's action, taken by administrative decision, to be arbitrary, capricious and an abuse of discretion and will vigorously oppose and contest the decision. The potential impact on the Company as a result of such administrative action is difficult to predict. See "Risk Factors-Governmental Regulation."

A material direct economic impact of potential mining law revision could come from the imposition of royalties on production from the McCoy/Cove mine in Nevada, as the reserves are from unpatented lode mining claims on federal land. However, the Company has completed all of the steps currently required under U.S. law to convert critical McCoy/Cove claims to patented status. The Company's applications for patents are being processed, and the Company expects the government to complete its administrative review in accordance with applicable law and regulations, although the Company cannot predict with certainty whether those patents will be issued or the time frame for such issuance. Patents for the Round Mountain mine were received in September 2000. See "Risk Factors-Government Regulations."

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

Various types of dust control, revegetation and similar reclamation-related measures are generally required for the Company's U.S. operations under specific state or federal air, water quality and mine reclamation rules and permits. The BLM and Forest Service permits and Plans of Operations for the Company's operations also contain reclamation-related requirements. The Company believes its operations are in substantial compliance with these reclamation requirements.

The Company believes that all of its U.S. operations are currently being conducted in substantial compliance with applicable MSHA and similar state labor, health and safety rules.

Employees
---------
At December 31, 2000, the Company employed 1,240 persons excluding temporary employees directly involved in short-term programs, broken down as follows.

Round Mountain, including ancillary services                        678
McCoy/Cove                                                          149
Kettle River                                                        101
Lupin                                                               276
Technical and corporate staff and other                              36
                                                                 ------
                                                                  1,240
                                                                 ======

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

                                                 Position  with the Company  and  business  experience  within the
Name                                     Age     last five years
--------------------------------------------------------------------------------------------------------------------
LOIS-ANN L. BRODRICK                     57      Vice  President  and  Corporate  Secretary  of the Company  since
                                                 March 1998;  Corporate  Secretary of the Company from May 1996 to
                                                 March 1998; prior thereto  Assistant  Corporate  Secretary of the
                                                 Company

ROBERT L. LECLERC                        56      Chairman and Chief  Executive  Officer of the Company since April
                                                 1997;  Chairman of the Company from May 1996 to April 1997; prior thereto Chairman and Chief Executive Officer and partner,  Milner
                                                 Fenerty (barristers and solicitors)

JERRY L.J. MCCRANK                       50      Vice  President,  Operations  of the  Company  since  March 1998;
                                                 prior  thereto  various  senior  operations  positions  with  the
                                                 Company

TOM S.Q. YIP                             43      Vice  President,  Finance  and  Chief  Financial  Officer  of the
                                                 Company  since  August  1999;  Vice  President,   Controller  and
                                                 Principal  Accounting  Officer of the Company  from March 1998 to
                                                 August 1999;  Controller and Principal  Accounting Officer of the
                                                 Company from September 1997 to March 1998;  prior thereto various corporate financial positions with the Company
--------------------------------------------------------------------------------------------------------------------

Mining Risks and Insurance
--------------------------
The Company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability insurance of $50 million per occurrence, which is available to all operations. The Company carries special liability policies applicable to aircraft and motor vehicles. It is also insured against dishonesty and gold and silver bullion thefts, as well as losses of goods in transit. The property damage and boiler and machinery insurance policies include coverage for business interruption resulting from an insured physical loss, subject to a five-day waiting period and a maximum indemnification period of one year.

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

See also "Lupin-Water Supply and Waste Disposal."

Royalties
---------
Production from the Company's mines is subject to certain royalties. These are described in note 18 to the Company's consolidated financial statements.

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

During 1985 and 1986, the Company acquired a 50% interest in the Round Mountain mine and 100% interests in the McCoy, Borealis, Manhattan, Sunnyside and Illipah mines. The Cove deposit was discovered adjacent to the McCoy mine in early 1987 and major expansions at McCoy/Cove and Round Mountain were started in 1988. The mine expansions were substantially funded by borrowing gold and silver. Gold and silver financing allowed the Company to hedge future production and to obtain the low interest rates associated with bullion financings. The Borealis, Manhattan, Sunnyside and Illipah mines have subsequently been mined out and closed.

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

Beginning in 1993, the Company significantly increased exploration activities. Exploration programs were funded at all operating properties and also at many other locations along the major gold belts of North America, Central America, South America and West Africa. Most of the Company's exploration expenditures were made outside of the United States and Canada.

In 1995, the Company added five development properties: Paredones Amarillos in Mexico; Chapada in Brazil; Kingking in the Philippines; and Aquarius and Ulu in Canada. The Company sold its interest in the Kensington project to its joint venture partner in 1995.

In 1996, underground development began at Ulu and the Company wrote off its entire remaining investment in the Alaska-Juneau project.

During 1996 and 1997, the Company increased its ownership from 7% to 58% of the outstanding common shares of Santa Elina Mines Corporation ("Santa Elina"), which held interests in mining properties, principally in Brazil, and also in Bolivia. The Company sold its investment in Santa Elina in 1998.

In 1997, in response to declining gold prices, the Company deferred final construction decisions on the Aquarius and Paredones Amarillos development properties and deferred further development of the Ulu deposit. The Company also narrowed the focus of its exploration program principally to projects in North America where the Company already has extensive gold mining infrastructure.

During 1997, the Company recorded $346.0 million in provisions for impaired assets and recorded $16.7 million for related severance costs to the Company's consolidated financial statements.

In January 1998, the Company temporarily suspended operations at the Lupin mine. In November 1999, the Company announced its decision to reopen the Lupin mine. Production recommenced in April 2000.

The Company agreed in 1999 to sell its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner, and recognized a loss of $13.8 million.

RISK FACTORS
Profitability
-------------
The Company reported net earnings of $18.6 million in 2000 and net losses of $37.3 million in 1999, and $20.1 million in 1998. The 2000 results compared to 1999 reflect higher gold and silver sales volume, the 1999 loss on the sale of the Company's interest in Paradones Amarillos, and lower depreciation and amortization. These factors were partially offset by increased operating costs and lower gold and silver prices realized. The loss in 1999 compared to 1998 reflects lower gold sales volumes, the 1999 loss on the sale of the Company's interest in Paredones Amarillos, the 1998 gain on the sale of Santa Elina and other mining properties and decreased average gold and silver prices realized. These factors were partially offset by decreased operating costs, lower depreciation and amortization, increased silver sales volumes and decreased exploration and development spending. The loss in 1998 resulted from lower gold and silver volumes and prices realized. The Company incurred exploration and development expenses of $10.3 million in 2000, $8.8 million in 1999, and $12.0 million in 1998. The Company's profitability depends on, among other things, the price of gold and silver, the profitability of production at existing and new mines, and the ability to bring into commercial production the projects that have been the subject of the Company's exploration and development programs. See "Liquidity," "Gold and Silver Prices," "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Values" for additional disclosure with respect to factors which may affect the carrying values of the Company's assets, and the Company's results of operations and financial condition generally.

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

Exploration Risks
-----------------
Because mines have limited lives based on proven and probable reserves, the Company continually seeks to replace and expand its reserves. Moreover, two of the Company's mines, McCoy/Cove and Kettle River are nearing the end of their mine lives, which has led to significant emphasis on the Company's exploration program. Mineral exploration, at both newly acquired properties and existing mining operations, is highly speculative in nature, involves many risks and frequently does not result in the discovery of minable reserves. There can be no assurance that the Company's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the Company's proven or probable reserves. If proven or probable reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines. In the event that new reserves are not developed, the Company will not be able to sustain any mine's current level of gold or silver production beyond the life of its existing reserve estimates.

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

Liquidity and Capital Resources
-------------------------------
The cash operating costs at the Company's four operating mines averaged $193 per ounce in 2000, and are expected to increase to approximately $225 per ounce in 2001. Total production costs were $271 per ounce in 2000. In the current gold price environment, the Company's cost structure has significant implications for the Company's liquidity and ability to invest funds in exploration and development. While the Company continues to generate cash flow from operations at current gold prices, the amount of cash flow available for acquisitions, investments, exploration and development is very limited. As a result, the Company is carefully monitoring its discretionary spending, though it intends to continue to conduct exploration and development activities consistent with a more focused program.

The Company's existing term and revolving credit facilities expire in August 2001. The Company currently has $19.0 million outstanding under its revolving credit facility. Based on the current trailing 90-day average spot price of gold, the Company is restricted to an additional borrowing capacity of approximately $4 million available under this credit facility. At current gold prices, the Company does not anticipate drawing on the revolving line. The Company believes it is currently in compliance with the credit facility covenants. The Company is in the process of refinancing this facility and believes it will be successful in this effort prior to August 2001.

Certain regulatory agencies may require security to be provided for some or all of the cost to restore land disturbed during operations. The Company has provided letters of credit, surety bonds and corporate guarantees as security for these future reclamation costs. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and the related costs. See note 8 to the consolidated financial statements. These estimates may change based on future changes in operations, costs, reclamation activities and regulatory requirements. Future reclamation obligations are expected to be funded from operating cash flows. Early in 2001, regulators in Nevada called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The subsidiaries disagree with the regulators' position and believe that they qualify under the criteria set out for corporate guarantees and will oppose the regulatory position. The potential impact on the Company as a result of such administrative action is difficult to predict. See "Governmental and Environmental Regulation". In the event that the Company is unable to secure the necessary letters of credit or surety bonds or to provide the necessary corporate guarantees to secure reclamation obligations, the Company could be in violation of its operating permits which could have a significant impact on the Company's ability to continue operating at the specific location.

Gold and Silver Prices
----------------------
The profitability of the Company's current operations is directly related and sensitive to the market price of gold and silver. Gold prices are currently, and have been since the beginning of 1997, at depressed levels. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, including global supply and demand, expectations with respect to the rate of inflation, the exchange rates of the dollar to other currencies, interest rates, forward selling by producers, central bank sales and purchases, production and cost levels in major gold-producing regions such as South Africa and Australia, global or regional political, economic or financial situations and a number of other factors.

The current demand for, and supply of, gold and silver affect the prices of such metals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. As mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold or silver prices should decline below the Company's cash costs of production and remain at such levels for any sustained period of time, the Company could determine that it is not economically feasible to continue commercial production at any or all of its mines. For example, in January 1998, the Company temporarily suspended operations at the Lupin mine. Although the Company has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the Company's hedging strategies will be successful. See "Other-Precious Metal Sales and Hedging Activities" and "Management's Discussion and Analysis - Commitments and Contingencies." Furthermore, should the Company experience a prolonged period of depressed gold prices and prepare its reserve calculations and/or life-of-mine plans at significantly lower prices than those used at year-end 2000, the Company could experience material write-downs of its investment in mining properties. See "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Value."

Estimation of Asset Carrying Values
-----------------------------------
The Company periodically undertakes a detailed review of the life-of-mine plans for its operating properties and an evaluation of the Company's portfolio of development projects, exploration projects and other assets. The recoverability of the Company's carrying values of its operating and development properties are assessed by comparing carrying values to estimated future net cash flows from each property. The 2000 analysis used price assumptions of $300 per ounce of gold and $5.00 per ounce of silver for purposes of estimating future cash flows except for 2001, for which prices of $280 per ounce of gold and $5.00 per ounce of silver were used. No asset impairments were evident in 2000, 1999 or 1998 based on the Company's analyses in those years.

The Company assesses the carrying values of its assets on an ongoing basis as required by generally accepted accounting principles. Factors that may affect carrying values include, but are not limited to, gold and silver prices, capital cost estimates, mining, processing and other operating costs, grade and metallurgical characteristics of ore, mine design and timing of production. In the event of a prolonged period of depressed gold prices, the Company may be required to take additional material write-downs of its operating and development properties.

Uncertainty of Reserve and Other Mineralization Estimates
---------------------------------------------------------
There are numerous uncertainties inherent in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the Company. The estimation of reserves and other mineralization involves subjective judgments about many relevant factors, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Assumptions about prices are subject to great uncertainty and gold and silver prices have fluctuated widely in recent years and are currently at depressed levels. See "Gold and Silver Prices." Assurance cannot be given that the volume and grade of reserves mined and processed and recovery rates will be as anticipated. Declines in the market price of gold and related precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization uneconomic to exploit. The prices used in estimating the Company's ore reserves at December 31, 2000 were $300 per ounce of gold and $5.00 per ounce of silver. The market prices were $274 per ounce of gold and $4.60 per ounce of silver at December 31, 2000. The market price of gold has for more than three years traded, on average, below the price at which the Company estimates its reserves. If the Company were to determine that its reserves and future cash flows should be estimated at a significantly lower gold price than that used at December 31, 2000, there would likely be a reduction in the amount of gold reserves. The Company estimates that if reserves at December 31, 2000 were based on $275 per ounce of gold, reserves would decrease by approximately 10% at Round Mountain, 3% at Kettle River and 2% at the Aquarius development property. There would not be an impact on Lupin and McCoy/Cove reserves. The estimates are based on extrapolation of information developed in the reserve calculation, but without the same degree of analysis as required for reserve estimation. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization, reclamation and closure charges may be required. Under certain such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. Changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

Mining and Processing
---------------------
The Company's business operations are subject to risks and hazards inherent in the mining industry, including, but not limited to, unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force disruptions, force majeure factors, unanticipated transportation costs and weather conditions, any of which may materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

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

The Company periodically reviews mining schedules, production levels and asset lives in its life-of-mine planning for all of its operating and development properties. Significant changes in the life-of-mine plans may occur as a result of mining experience, new ore discoveries, changes in mining methods and rates, process changes, investments in new equipment and technology, precious metals price assumptions, and other factors. Based on this analysis, the Company reviews its accounting estimates and in the event of an impairment, may be required to write-down the carrying value of a mine or mines. This complex process continues for the life of every mine. See "Estimation of Asset Carrying Values."

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

Governmental Regulation
-----------------------
The Company's mining operations and exploration and development activities are subject to extensive Canadian, U.S. and other foreign federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection and remediation of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances, reporting and other matters. See "Other-Governmental Regulation and Environmental Issues." The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the Company's mines and other facilities in compliance with such laws and regulations are significant. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or operation of a mine.

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

In certain countries, Company assets are subject to various political, economic and other uncertainties, including, among other things, the risks of war or civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada. The Company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. It is not possible for the Company to accurately predict such developments or changes in law or policy or to what extent any such developments or changes may have a material adverse effect on the Company's operations.

Title to Properties
-------------------
Certain of the Company's United States property rights, including the McCoy/Cove property, consist of unpatented lode mining claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and may be either lode claims or placer claims depending upon the nature of the deposit within the claim. In addition, unpatented millsite claims, which may be used for processing operations or other activities ancillary to mining operations, may be located on U.S. federal public lands that are non-mineral in character. The validity of unpatented mining claims and millsites, from which a material portion of the reserves at the Company's McCoy/Cove mine are derived, and upon which some of the Company's surface facilities and facilities ancillary to its mining operations are located, is often uncertain and may be contested and subject to title defects. Unpatented mining claims and millsites are generally considered to be subject to greater title risk than other real property interests. The validity of an unpatented mining claim or millsite, in terms of its location and maintenance, and the uses thereof, is dependent on strict compliance with a complex body of federal and state statutory and decisional law, administrative interpretation of that law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims or millsites. While the Company has obtained various reports, opinions and certificates of title with respect to certain of the unpatented mining claims and millsites it owns or to which it has rights in accordance with what the Company believes is industry practice, and the uses being made by the Company of the mining claims and millsites it owns or controls are in accordance with what the Company believes is industry practice, there can be no assurance that title to any of its unpatented mining claims or millsites may not be defective.

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

Mineral Reserve - An "Ore Reserve" or "Mineral Reserve" is the economically mineable part of a Measured or Indicated Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. An Ore Reserve or Mineral Reserve gives effect to diluting materials and allowances for losses that may occur when the material is mined but does not reflect any subsequent losses in leaching or milling.

Proven Mineral Reserve: This category of Mineral Reserve is the economically mineable part of a Measured Mineral Resource where there is the highest degree of confidence in the estimate. It is restricted to that part of the deposit where production planning is taking place and for which any variation in the estimate would not significantly affect potential economic viability.

Probable Mineral Reserve: This is the economically mineable part of an Indicated, and in some cases a Measured, Mineral Resource where there is a lesser degree of confidence in the estimate. The underlying preliminary feasibility study must address whether economic extraction can be justified.

Mineral Resource - The term "Mineral Resource" covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling. Within this mineralization Mineral Reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic and governmental factors. To qualify as a Mineral Resource the material must have reasonable prospects for economic extraction, having regard to relevant technical and economic factors. Mineral Resources are sub-divided, in decreasing order of geological confidence, into Measured, Indicated and Inferred categories.

Measured Mineral Resource: This part of a Mineral Resource is one for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Indicated Mineral Resource: The "Indicated" category is used where the nature, quality, quantity and distribution of data are such as to allow confident interpretation of the geological framework and reasonably to assume continuity of mineralization. The Indicated Mineral Resource estimate is intended to be of sufficient quality to support a preliminary feasibility study which can serve as the basis for development and production planning decisions.

Inferred Mineral Resource: This is the part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The information is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes. Due to the uncertainty which may attach to Inferred Mineral Resources, it cannot be assumed that all or any part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration.

Ore Body - A mineral deposit that can be mined at a profit under existing economic conditions.

Ore Pass - A vertical or steeply inclined raise used to move ore by gravity to the mine level where it will be crushed and hoisted to surface.

Ore Reserve - See Mineral Reserve.

Other Mineralization - See Mineral Resource.

Ounce - Throughout this report, the terms "ounce" and "milliounce" are used as abbreviations for the troy ounce measure of weight. The troy ounce has been used exclusively as a precious metals measurement, probably since the 16th century.

             One troy ounce= 1.097 avoirdupois ounces
                           = 31.103 grams
             One milliounce= 0.001 ounce

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

                                                                      Year ended December 31,
                                                   -----------------------------------------------------------------
                                          2001*        2000         1999         1998         1997         1996
                                     -----------   --------     --------     --------     --------      -------
High                                    $    273     $  313       $  326       $  313       $  367       $  415
Low                                          256        264          253          273          283          367
Average                                      264        279          279          294          332          388
End of Period                                260        274          290          286          293          369

* Through March 28, 2001

SILVER PRICES
The following table sets forth annual high, low, average and end of period noon prices in U.S. dollars per troy ounce as quoted by Handy & Harman.

                                                                      Year ended December 31,
                                                   -----------------------------------------------------------------
                                            2001*       2000         1999         1998          1997         1996
                                       -----------   --------     --------     --------     --------      -------
High                                    $     4.87   $  5.53      $  5.77      $  7.31      $  6.13      $  5.79
Low                                           4.30      4.60         4.91         4.72         4.18         4.67
Average                                       4.56      5.00         5.25         5.54         4.87         5.18
End of Period                                 4.39      4.60         5.40         4.87         6.13         4.87

* Through March 28, 2001

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

                                                                 Year ended December 31,
                                    --------------------------------------------------------------------------------
                            2001*             2000            1999             1998             1997            1996
                  ---------------  --------------- ---------------  ---------------  --------------- ---------------
High                     C$1.4936        C$ 1.4341       C$ 1.4433        C$ 1.4075        C$ 1.3353      C$  1.3310
Low                        1.5732           1.5593          1.5514           1.5765           1.4358          1.3822
Average                    1.5265           1.4852          1.4864           1.4823           1.3838          1.3638
End of Period              1.5670           1.5002          1.4433           1.5512           1.4352          1.3697

* Through March 28, 2001

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

MINE PROCESSING
Milling is the traditional method of recovering gold from ore. All of the Company's producing mines use milling. Details of the process vary from mine to mine, but the principles remain the same. The mill recovery process at the McCoy/Cove operation, where both oxide ores and sulfide ores are processed, is illustrated on page 44.

Heap leaching is a low-cost gold recovery process that can only be successfully applied to certain oxidized, permeable ores. It has a lower recovery rate than milling but is a less expensive process. Heap leaching is particularly suited to large, low-grade oxide ore deposits. Both Round Mountain and McCoy/Cove use heap leaching. Details of the process vary from mine to mine, but the principles remain the same. To describe how the heap leach process works, the Round Mountain mine's reusable leach pad process is illustrated on page 45.

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

     Ore is blasted and trucked from an open pit to the mill. Ore is gold-bearing rock. After it is blasted, it ranges from powder to boulders as large as five feet across.

     A giant jaw crusher reduces all of the ore to eight inches or smaller.

     Crushed ore is ground to the consistency of fine sand in a series of three grinding mills. Steel balls tumble with the ore and water inside huge rotating drums, pulverizing the ore and liberating most of the gold and silver.

     After grinding, sulfide ores need two extra steps that oxide ores do not: flotation and regrinding.

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

     The leftover solids from the leach tanks, called tailings, are pumped to a treatment plant, where the contaminants are neutralized using sulfur dioxide (SO2) and air. The tailings are then pumped to a lined tailings pond. The solids settle to the bottom, and the water that does not evaporate is recirculated back to the mill.

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

                           ITEM 3-LEGAL PROCEEDINGS

SUMMA
In September 1992, the Summa Corporation commenced a lawsuit against Echo Bay Exploration Inc. and Echo Bay Management Corporation, indirect subsidiaries of the Company, alleging improper deductions in the calculation of royalties payable over several years of production at the McCoy/Cove and Manhattan mines. The matter was tried in the Nevada State Court in April 1997, with Summa claiming more than $13 million in damages, and, in September 1997, judgement was rendered for the Echo Bay companies. The decision was appealed by Summa to the Supreme Court of Nevada, which heard the matter on November 9, 1999.

On April 26, 2000, the Supreme Court of Nevada reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order". The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000 and remanded to the lower court for consideration of other defenses and arguments put forth by the Echo Bay defendants. The Echo Bay defendants filed a petition for a hearing before the full Court and on December 22, 2000, the Court recalled its previous decision. Both the Echo Bay defendants and their counsel believe that grounds exist to modify or reverse the decision. The Company has $1.5 million accrued related to the Summa litigation. If the appellate reversal of the trial decision is maintained and the trial court, on remand, were to dismiss all the Echo Bay defenses, the royalty calculation at McCoy/Cove would change and additional royalties would be payable.

COLORADO SCHOOL OF MINES
On January 24, 2000, a subsidiary of the Company was served with a complaint in the case of Colorado School of Mines vs. AK Steel, et al., Civil Action 99-N-1863 (USDC Colorado). This lawsuit seeks contribution from numerous parties for environmental cleanup costs at a federal Comprehensive Environmental Response, Compensation and Liability Act site. In October 2000, the Company's subsidiary and plaintiff agreed to a settlement. This settlement has been filed with the Court for approval and in January 2001 the Colorado School of Mines requested the Court to expedite approval of the settlement agreement. The Company has $130,000 accrued in relation to this litigation.

OTHER
The Company is also engaged in routine litigation incidental to its business.

          ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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

The following table sets forth for the period from January 1, 1999 through January 31, 2001 the high and low reported prices and trading volume of the common shares on The Toronto Stock Exchange and the American Stock Exchange.

                                        The Toronto Stock Exchange                 American Stock Exchange
                                        --------------------------                 -----------------------
                                   High          Low          Volume         High            Low       Volume
                                   (Canadian Dollars)     (shares in           (U.S. Dollars)       (shares in
                                                          thousands)                                thousands)
--------------------------------------------------------------------------------------------------------------
1999
----
First Quarter                      3.18          2.46         2,116          2.19            1.63       7,239
Second Quarter                     2.80          2.05         2,054          1.94            1.38       6,701
Third Quarter                      4.00          1.78         3,675          2.63            1.19      12,232
Fourth Quarter                     3.69          1.75         2,721          2.50            1.13       9,747
2000
----
First Quarter                      2.85          1.76         2,445          1.94            1.25       7,052
Second Quarter                     2.09          1.30         2,824          1.38            0.88       6,776
Third Quarter                      1.61          1.05         2,075          1.06            0.69       4,763
October                            1.15          0.92           481          0.75            0.63       2,146
November                           1.12          0.77           669          0.69            0.50       1,905
December                           0.90          0.52         1,599          0.63            0.32       4,629
2001
----
January                            0.92          0.59           513          0.63            0.38       1,292
February                           1.43          0.85         2,844          0.94            0.58       2,865
--------------------------------------------------------------------------------------------------------------

On March 28, 2001, the closing price of the common shares on The Toronto Stock Exchange and on the American Stock Exchange was C$1.01 and U.S. $0.68, respectively.

On March 28, 2001 the Company had 140,607,145 common shares outstanding held by approximately 66,000 registered and nominee shareholders.

Early in 2000, The American Stock Exchange advised the Company that its listing eligibility was under review. The review was undertaken because the Company had fallen below two of the Exchange's continued listing guidelines. The Company had sustained net losses in its five most recent fiscal years (1995 to 1999) and in the Exchange's view, the Company's shareholders' equity under generally accepted accounting principles in the United States is inadequate. The Company is addressing the Exchange's concerns through periodic progress reviews and currently the matter is in abeyance pending a review of the Company's December 31, 2000 financial statements.

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

Canadian Federal Income Tax Considerations
------------------------------------------
Dividends paid on common shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada-U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on common shares is 5%, if such dividends were paid to a shareholder which is a company and which owns at least 10% of the voting stock of the Company, or 15% in all other cases. Generally, a non-resident of Canada who holds common shares as capital property will not be subject to Canadian federal income tax on capital gains realized on the disposition of his or her common shares provided that during the five years preceding the disposition the non-resident, together with non-arm's-length persons, has not at any time owned 25% or more of the issued shares of any class of the Company.

                        ITEM 6-SELECTED FINANCIAL DATA

The following table is derived in part from the audited consolidated financial statements of the Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with principles generally accepted in the United States (except as described in footnote 1 to this table and note 14 to the Company's consolidated financial statements). This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

Selected Financial Data/(1)/
Year ended December 31
millions of U.S. dollars except
for gold price and per share data                                  2000         1999         1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
Revenue                                                        $    281.0   $    210.4   $    232.2   $    305.4   $    337.3
Average gold price realized per ounce                          $      319   $      325   $      333   $      362   $      384
Earnings (loss) before taxes/(2)/                              $     16.8   $    (37.1)  $    (19.8)  $   (418.7)  $   (176.1)
Effective tax rate                                                  (10.4%)       (0.6%)       (1.8%)       (0.4%)       (0.4%)
Net earnings (loss)/(2)/                                       $     18.6   $    (37.3)  $    (20.1)  $   (420.5)  $   (176.7)
Net earnings (loss)  attributable to common  shareholders
/(2) (3)/                                                      $      3.2   $    (51.0)  $    (32.6)  $   (426.2)  $   (176.7)
Net earnings (loss) per common share/(2) (3)/                  $     0.02   $    (0.36)  $    (0.23)  $    (3.06)  $    (1.31)
Weighted average common shares outstanding (millions)               140.6        140.6        140.1        139.4        134.4
Balance Sheet Data
Working capital (deficiency)                                   $      5.0   $      4.0   $     (0.5)  $    (28.7)  $    (52.9)
Current ratio                                                        1.07         1.07         0.99         0.73         0.74
Total assets                                                   $    295.8   $    340.2   $    368.1   $    432.8   $    832.1
Gold, silver and currency financings                           $     32.5   $     56.7   $     52.8   $     66.5   $    182.9
Deferred income taxes                                          $      4.7   $      7.4   $      7.5   $      7.9   $      8.4
Shareholders' equity                                           $    116.8   $    101.1   $    133.8   $    153.7   $    492.3
Common shares outstanding (millions)                                140.6        140.6        140.6        139.4        139.4
Other Data
Dividends paid on common shares     - total                    $       --   $       --   $       --   $       --   $     10.1
                                    - per share                $       --   $       --   $       --   $       --   $    0.075
Net cash flows provided from (used in) operating activities    $     42.3   $     37.7   $     14.1   $     (9.2)  $     29.9
Capital and exploration spending                               $     16.5   $     14.7   $     24.1   $    151.1   $    161.7
------------------------------------------------------------------------------------------------------------------------------

/(1)/ This information should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes. Commitments and contingencies are described in note 18 to the Company's consolidated financial statements. The Company's consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. Had the consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would be disclosed as follows. See also note 14 to the Company's consolidated financial statements.

                                                   2000          1999         1998          1997         1996
      ---------------------------------------------------------------------------------------------------------
      Earnings (loss) before income taxes     $      1.6    $    (48.0)  $    (40.4)   $   (499.9)  $   (173.1)
      Net earnings (loss)                     $      3.3    $    (48.2)  $    (40.8)   $   (454.7)  $   (173.7)
      Net earnings (loss) per common share    $     0.02    $    (0.34)  $    (0.29)   $    (3.26)  $    (1.29)
      Total assets                            $    297.4    $    341.3   $    370.1    $    435.5   $    919.6
      Gold and other financings               $    129.5    $    154.3   $    147.9    $    162.3   $    182.9
      Deferred income taxes                   $      4.7    $      7.4   $      7.5    $      7.9   $     55.0
      Shareholders' equity                    $    (18.4)   $    (19.5)  $     24.2    $     67.4   $    533.1
      ---------------------------------------------------------------------------------------------------------

/(2)/ In 1997, the Company recorded a $362.7 million provision for impaired assets and other charges ($2.60 per share). In 1996, the Company recorded provisions of $30.0 million ($0.22 per share) for the Cove pit wall at the McCoy/Cove mine in Nevada and $77.1 million ($0.57 per share) to write off the $57.1 million book value of its Alaska-Juneau development property in Alaska and to accrue $20.0 million for estimated reclamation and closure costs.
/(3)/ After interest expense on the equity portion of the capital securities, issued in 1997. See note 7 to the consolidated financial statements.

                ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial results of the Company's operations for the years 1998 through 2000 should be read in conjunction with the financial data and the Company's consolidated financial statements included elsewhere in this report. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Except as described in note 14 to the Company's consolidated financial statements, they conform in all material respects to those principles generally accepted in the United States.

Material changes in the Company's reserves may significantly impact results of operations and asset carrying values. See the discussion of reserves in "Business and Properties-Reserves."

The following contains statements that are, by their nature, forward-looking and uncertain. See "Cautionary `Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995," "Business and Properties-Risk Factors" and "Commitments and Contingencies" for a discussion of certain factors that should be considered in evaluating these statements.

SUMMARY
The Company had net earnings of $18.6 million ($0.02 per share) in 2000, compared with net losses of $37.3 million ($0.36 per share) in 1999 and $20.1 million ($0.23 per share) in 1998. The 2000 results compared to 1999 reflect higher gold and silver sales volume, the 1999 loss on the sale of the Company's interest in Paradones Amarillos, and lower depreciation and amortization. These factors were partially offset by increased operating costs and lower gold and silver prices realized in 2000. The 1999 results compared to 1998 reflect lower gold sales volumes, the loss on the sale of the Company's interest in Paradones Amarillos, the 1998 gain on the sale of Santa Elina and other mining properties, and decreased average gold and silver prices realized. These factors were partially offset by decreased operating costs, lower depreciation and amortization, increased silver sales volumes and decreased exploration and development spending in 1999.

The Company produced 694,663 ounces of gold and 12.3 million ounces of silver in 2000. Production targets for 2001 are 570,000 ounces of gold and five million ounces of silver. The expected decline in production will result from the completion of mining at McCoy/Cove.

The average gold price realized by the Company in 2000 was $319 per ounce. This was above the average market price of $279 per ounce in 2000, but lower than the $325 per ounce average price realized in 1999. To help protect against gold price declines, the Company has forward sales contracts on 125,000 ounces of its estimated 2001 gold production at an average price of $312 per ounce.

In 2000, operating activities provided net cash flows of $42.3 million.

RESULTS OF OPERATIONS
Revenue
-------
Revenue increased to $281.0 million in 2000 from $210.4 million in 1999, reflecting higher gold and silver sales volume ($79.8 million), resulting primarily from the recommencement of Lupin operations and increased production at McCoy/Cove. These factors were partially offset by lower gold and silver prices realized. The decrease in revenue in 1999 from 1998 reflected lower gold sales volume, primarily from McCoy/Cove, and decreased gold and silver prices realized.

Operating Costs
---------------
Consolidated cash operating costs per ounce of gold produced were $193 in 2000, $215 in 1999 and $208 in 1998. Cash operating costs generally reflect mining and processing costs, most significantly labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. Cash operating costs per ounce were lower in 2000 compared to 1999, reflecting increased grades and higher production at McCoy/Cove. Cash operating costs per ounce were higher in 1999 compared to 1998, reflecting lower production at McCoy/Cove partially offset by savings in mining and milling costs at McCoy/Cove and Kettle River.

The Company's cash operating cost target for 2001 is $225 per ounce of gold produced, reflecting an anticipated 15% to 20% decrease in production in 2001, largely due to the completion of mining at McCoy/Cove.

Royalties
---------
Royalties increased to $8.0 million in 2000 from $7.2 million in 1999 and $7.5 million in 1998, primarily due to increased production. The Company's royalty expense target for 2001 is $7 million. See note 18 to the consolidated financial statements.

Depreciation and Amortization
-----------------------------
Depreciation expense was $32.5 million in 2000, $40.9 million in 1999, and $45.8 million in 1998. Depreciation expense decreased in 2000 and 1999 from 1998 due to McCoy/Cove and Kettle River assets approaching the end of their useful lives and being fully depreciated and not replaced. Depreciation per ounce was $35 in 2000, $58 in 1999 and $62 in 1998.

Amortization varies with the quantity of gold and silver sold and the mix of production from the various mines. The quantities of the Company's proven and probable reserves also affect amortization expense, as the Company's investment is amortized over these ounces. Amortization expense of $18.2 million in 2000 and $14.0 million in 1999 compared to $17.5 million in 1998 reflect changes in production levels. Amortization per ounce was $20 in 2000, $20 in 1999 and $25 in 1998.

For 2001, the Company expects depreciation and amortization expense to be $45 million, compared to $50.7 million in 2000.

Reclamation and Mine Closure
----------------------------
Reclamation and mine closure expense varies with the quantity of gold and silver produced and the mix of production from the various mines. The quantities of the Company's proven and probable reserves also affect reclamation and mine closure expense, as the total estimated costs are accrued over these ounces. Reclamation and mine closure expense increased by $3.5 million in 2000 compared to 1999, as a result of increased production. The increase in 1999 compared to 1998 reflects increases in reclamation and mine closure rates. For 2001, the Company expects this expense to be $8 million.

General and Administrative
--------------------------
Decreases in general and administrative costs over the past three years reflect downsizing and cost reduction initiatives. For 2001, the Company expects general and administrative costs to be $6 million.

Exploration and Development
---------------------------
Exploration and development expense was $10.3 million in 2000 and $8.8 million in 1999, down from $12.0 million in 1998. Exploration and development expense includes Lupin costs relating to the recommencement of operations of $4.8 million in 2000 and annual care and maintenance costs of $3.4 million in 1999 and $4.6 million in 1998. The Company has reduced exploration and development programs in response to market conditions, which may limit the discovery and development of new reserves. This could have adverse implications on the Company as McCoy/Cove and Kettle River near the end of their mine lives. For 2001, the Company expects exploration and development expenditures to total $5 million.

Loss (Gain) on Sale of Interests in Mining and Other Properties
---------------------------------------------------------------
In 1999, the Company recognized a $13.8 million loss on the sale of its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner. In 1998, the Company recognized a total gain of $7.4 million on the sale of its investment in Santa Elina and interests in other mining properties.

LIQUIDITY AND CAPITAL RESOURCES
In 2000, the market price of gold averaged $279 per ounce. A depressed gold price significantly affects the Company's ability to proceed with construction of the Aquarius mine, to expand its exploration activities, to refinance its indebtedness on favorable terms, to make interest payments on the capital securities or to pursue new acquisitions or investments.

Net cash flows provided from operating activities were $42.3 million in 2000, compared with net cash flows provided from operating activities of $37.7 million in 1999 and net cash flows used in operating activities of $14.1 million in 1998. The 2000 results reflect the recommencement of Lupin operations and increased sales volume.

Net cash used in investing activities in 2000 totaled $6.7 million, largely related to investments in mining properties, plant and equipment.

Net cash used in financing activities was $24.8 million in 2000, reflecting debt repayments of $36.8 million and currency borrowings of $12.0 million.

At December 31, 2000, the Company had $14.3 million in cash and cash equivalents and $2.2 million in short-term investments.

At December 31, 2000, the Company's current debt was $26.5 million and its long-term debt was $6.0 million.

The Company's existing term and revolving credit facilities expire in August 2001. The Company currently has $19.0 million outstanding under its revolving credit facility. Based on the current trailing 90-day average spot price of gold, the Company is restricted to an additional borrowing capacity of $4 million under this credit facility. At current gold prices, the Company does not anticipate drawing on the revolving line. The Company believes it is currently in compliance with the credit facility covenants. The Company is in the process of refinancing this facility and believes it will be successful in this effort prior to August 2001.

At December 31, 2000, the estimated fair value of the Company's hedge portfolio was $8.4 million, which is within the predetermined margin limits. Certain counterparties could require margin deposits if the fair value of the hedge portfolio were less than the predetermined margin threshold.

In 1997, the Company issued $100.0 million of 11% capital securities due in 2027 (note 7 to the consolidated financial statements). The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities. Interest deferred to date amounts to $43.1 million at December 31, 2000 and is payable no later than April 1, 2003 together with any additional compounded or deferred interest up to that date. Although the Company has the contractual right to issue shares in settlement of this obligation, market conditions in 2003 will determine the Company's ability to settle through the delivery and sale of common shares.

The Company expects to spend $22 million for capital expenditures in 2001, funded by its operating cash flow and credit facilities. The Company will continue to monitor its discretionary spending in view of the current gold market and the cost structure of its operating mines.

Early in 2000, The American Stock Exchange advised the Company that its listing eligibility was under review. The review was undertaken because the Company had fallen below two of the Exchange's continued listing guidelines. The Company had sustained net losses in its five most recent fiscal years (1995 to 1999) and in the Exchange's view, the Company's shareholders' equity under generally accepted accounting principles in the United States is inadequate. The Company is addressing the Exchange's concerns through periodic progress reviews and currently the matter is in abeyance pending a review of the Company's December 31, 2000 financial statements.

COMMITMENTS AND CONTINGENCIES
Hedging Activities
------------------
The Company's profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices. To reduce the impact of such changes, the Company attempts to lock in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of derivative financial instruments, the values of which are derived from movements in the underlying prices or rates.

The gold- and silver-related instruments used in hedging transactions include commodity loans, fixed and floating forward contracts, spot-deferred contracts, swaps and options. Sensitivity to changing metal prices is reduced, and future revenues are hedged, as the Company's future production will satisfy these loans and other delivery commitments. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The Company has also engaged in crude oil hedging activities, including forward purchase agreements and swaps, to reduce the impact of fluctuations in crude oil prices on its operating costs.

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

The Company assesses the exposure that may result from a hedging transaction prior to entering into the commitment, and only enters into transactions that it believes accurately hedge the underlying risk and could be safely held to maturity. The Company does not actively engage in the practice of trading derivative securities for profit. The Company regularly reviews its unrealized gains and losses on hedging transactions.

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

Certain of the Company's counterparties require margin deposits if the fair value of the hedge position is less than the predetermined margin threshold. The Company regularly reviews its margin risk and attempts to mitigate this risk by modifying its hedge position whenever market conditions allow.

In 2000, the Company delivered approximately 37% of gold production against forward sales and put options at an average commitment price of $313 per ounce. This compares with 77% of gold production at $346 per ounce in 1999 and 96% of gold production at $341 per ounce in 1998. Approximately 35% of silver production was delivered against forward sales and put options at an average cash price of $5.71 per ounce in 2000. This compares to 43% at $5.66 per ounce in 1999 and 50% at $5.44 per ounce in 1998.

The Company's hedge position as of December 31, 2000 partially protects the Company against gold price declines in the years 2001 through 2005. For the year 2001, this position includes forward sales of approximately 125,000 ounces at a forward price of $312 per ounce. For the years 2002 through 2005, the Company has forward sales totaling 195,000 ounces of gold at a forward price of $310 per ounce. In addition, the Company has hedged 2.5 million silver ounces at a minimum average cash price of $5.91 per ounce in 2001.

The Company's hedging commitments are described in note 17 to the Company's consolidated financial statements. See also "Qualitative and Quantitative Disclosures about Market Risk."

Other
-----
The Company's operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing its future costs. Certain of the Company's subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities. Early in 2001, regulators in Nevada formally called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The subsidiaries disagree with the regulators' position and believe that they qualify under the criteria set out for corporate guarantees and will oppose the regulatory decision. Although the outcome cannot be predicted, the Company and their counsel believe that the Company will prevail. See "Business and Properties-Other-Government Regulation and Environmental Issues."

The Company's operations are subject to certain royalty obligations as described in note 18 to the Company's consolidated financial statements.

Lease commitments are described in note 18 to the Company's consolidated financial statements.

The Company's provision for future reclamation and closure costs at the former Sunnyside mine in Colorado is reviewed periodically and may be adjusted, as additional information becomes available.

Other commitments and contingencies are discussed in notes 17 and 18 to the consolidated financial statements.

               ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES
                               ABOUT MARKET RISK

See "Management's Discussion and Analysis-Results of Operations" for a discussion of market risks related to the Company's hedging activities.

The following table provides information as of December 31, 2000 about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in commodity prices, interest rates and exchange rates.

(Amounts in millions of U.S.                                Expected Year of Maturity                         Fair Value
                                        -----------------------------------------------------------------
dollars, except amounts per ounce or                                                               There-   of Financial
unless otherwise noted)                   2001       2002       2003        2004         2005       After    Instruments
---------------------------------------------------------------------------------------------------------------------------
Assets:
  Short-term investments                     --         --         --          --           --          --     $     2.9
Liabilities:
  Currency loans                       $   26.5         --         --          --           --          --     $    26.5
  Capital securities/(1)/                                                                                      $     6.0
  Principal                                                                                        $ 100.0
  Fixed interest rate/(2)/                   11%        11%        11%         11%          11%         11%
Derivative financial instruments:
  Gold forward sales                                                                                           $     5.7
    Ounces                              125,000     60,000     60,000      60,000       15,000          --
    Price per ounce                    $    312    $   310    $   310     $   310     $    310          --
  Silver forward sales                                                                                         $     1.8
    Ounces (000's)                        1,500         --         --          --           --          --
    Price per ounce                    $   5.85         --         --          --           --          --
  Gold call options sold                                                                                       $    (2.2)
    Ounces                                   --         --         --          --      105,000          --
    Price per ounce                          --         --         --          --     $    340          --
  Gold call options purchased                                                                                  $     2.4
    Ounces                              105,000     60,000     60,000      60,000      120,000          --
    Price per ounce                    $    351    $   360    $   360     $   360     $    395          --
  Silver put options purchased                                                                                 $     1.4
    Ounces (000's)                        1,000         --         --          --           --          --
    Price per ounce                    $   6.00         --         --          --           --          --
  Silver call options purchased                                                                                $      --
    Ounces (000's)                        1,500         --         --          --           --          --
    Price per ounce                    $   6.60         --         --          --           --          --
  Silver put options sold                                                                                      $    (0.4)
    Ounces (000's)                        2,500         --         --          --           --          --
    Price per ounce                    $   4.75         --         --          --           --          --
  Foreign currency contracts                                                                                   $    (0.3)
    Canadian dollars (000's)             20,000         --         --          --           --          --
    Exchange rate (C$ to US$1.00)          1.47         --         --          --           --          --
---------------------------------------------------------------------------------------------------------------------------

/(1)/ At December 31, 2000, the present value of the $100.0 million principal payment in 2027 was $5.8 million. At December 31, 2000, the fair value of the entire capital securities obligation, including the interest component, was $56.1 million.

/(2)/ During a period of interest deferral, the interest rate on the capital securities is 12%, compounded semi-annually.

              ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Management's Responsibility For Financial Reporting............................................................  58
Report Of Independent Chartered Accountants....................................................................  59
Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Difference......................................  59
Consolidated Balance Sheets....................................................................................  60
Consolidated Statements Of Operations..........................................................................  61
Consolidated Statements Of Deficit.............................................................................  61
Consolidated Statements Of Cash Flow...........................................................................  62
Notes to Consolidated Financial Statements.....................................................................  63

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

The external auditors audit the financial statements annually on behalf of the shareholders. They also perform certain procedures related to the Company's unaudited interim financial statements and report their findings to the Audit Committee. The external auditors have free access to management and the Audit Committee.

                             /s/ Robert L. Leclerc
                             ---------------------------------------------------
                             Robert L. Leclerc
                             Chairman and Chief Executive Officer and Director

                             /s/ Tom S.Q. Yip
                             ---------------------------------------------------
                             Tom S.Q. Yip
                             Vice President, Finance and
                             Chief Financial Officer

January 31, 2001

Report of Independent Chartered Accountants

The Board of Directors
Echo Bay Mines Ltd.

We have audited the consolidated balance sheets of Echo Bay Mines Ltd. as at December 31, 2000 and 1999 and the consolidated statements of operations, deficit and cash flow for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in accordance with accounting principles generally accepted in Canada.


Edmonton, Canada                                /s/ Ernst & Young LLP
January 31, 2001                                Chartered Accountants



Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the shareholders dated January 31, 2001 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


Edmonton, Canada                                /s/ Ernst & Young LLP
January 31, 2001                                Chartered Accountants

                              ECHO BAY MINES LTD.

                          CONSOLIDATED BALANCE SHEETS

                                  December 31

thousands of U.S. dollars                                                        2000                   1999
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $    14,269            $     3,401
   Short-term investments                                                       2,186                  2,042
   Interest and accounts receivable                                             3,022                  2,942
   Inventories (note 2)                                                        39,443                 37,204
   Prepaid expenses and other assets                                           14,031                 15,621
---------------------------------------------------------------------------------------------------------------
                                                                               72,951                 61,210

Plant and equipment (note 3)                                                  138,527                167,438
Mining properties (note 3)                                                     63,499                 81,959
Long-term investments and other assets (note 4)                                20,868                 29,565
---------------------------------------------------------------------------------------------------------------
                                                                          $   295,845            $   340,172
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                               $    26,073            $    29,961
   Income and mining taxes payable                                              5,780                  3,004
   Debt and other financings (note 5)                                          26,500                 13,750
   Deferred income (note 6)                                                     9,651                 10,525
---------------------------------------------------------------------------------------------------------------
                                                                               68,004                 57,240

Debt and other financings (note 5)                                              6,032                 42,919
Deferred income (note 6)                                                       50,698                 83,684
Other long-term obligations (note 8)                                           49,632                 47,847
Deferred income taxes                                                           4,694                  7,381

Commitments and contingencies (notes 8, 17 and 18)

Shareholders' equity:
   Common shares (note 13), no par value, unlimited number
     authorized; issued and outstanding - 140,607,145 shares                  713,343                713,343
   Capital securities (note 7)                                                140,076                124,616
   Deficit                                                                   (711,680)              (714,844)
   Foreign currency translation                                               (24,954)               (22,014)
---------------------------------------------------------------------------------------------------------------
                                                                              116,785                101,101
---------------------------------------------------------------------------------------------------------------
                                                                          $   295,845            $   340,172
===============================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31

thousands of U.S. dollars,
Except for per share data                                                     2000             1999            1998
-------------------------------------------------------------------------------------------------------------------
Revenue                                                               $    280,976     $    210,351    $    232,181
-------------------------------------------------------------------------------------------------------------------
Expenses:
   Operating costs                                                         173,435          139,816         148,769
   Royalties (note 18)                                                       8,034            7,197           7,547
   Production taxes                                                          2,460              256           1,618
   Depreciation and amortization                                            50,664           54,941          63,286
   Reclamation and mine closure                                             10,572            7,025           6,295
   General and administrative                                                5,650            7,429           8,027
   Exploration and development                                              10,336            8,754          12,010
   Interest and other (note 9)                                               3,012            8,194          11,845
   Loss (gain) on sale of interests in mining and other properties
     (note 10)                                                                  --           13,795          (7,447)
-------------------------------------------------------------------------------------------------------------------
                                                                           264,163          247,407         251,950
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                         16,813          (37,056)        (19,769)
Income tax expense (recovery) (note 11)                                     (1,748)             216             354
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                  $      18,561    $     (37,272)  $     (20,123)
===================================================================================================================
Net earnings (loss) attributable to common shareholders (note 7)     $       3,164    $     (50,969)  $     (32,555)
===================================================================================================================
Earnings (loss) per share                                            $        0.02    $       (0.36)  $       (0.23)
===================================================================================================================
Weighted average number of shares outstanding (thousands)                  140,607          140,607         140,084
===================================================================================================================

                      CONSOLIDATED STATEMENTS OF DEFICIT

                             Year ended December 31

thousands of U.S. dollars                                                     2000             1999            1998
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                           $   (714,844)    $    (663,875)  $    (631,320)
Net earnings (loss)                                                        18,561           (37,272)        (20,123)
Interest on capital securities, net of nil tax effect (note 7)            (15,397)          (13,697)        (12,432)
-------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                 $   (711,680)    $    (714,844)  $    (663,875)
===================================================================================================================

See accompanying notes.

                             ECHO BAY MINES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                            Year ended December 31


thousands of U.S. dollars                                                             2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net earnings (loss)                                                            $    18,561     $   (37,272)    $   (20,123)
Add (deduct):
   Depreciation                                                                     32,457          40,957          45,792
   Amortization                                                                     18,207          13,984          17,494
   Deferred income included in revenue (note 6)                                    (24,473)        (11,129)         (5,381)
   Deferred income included in operating costs (note 6)                             (3,149)             --              --
   Deferral of gains on restructuring of hedge commitments (note 6)                  2,434          14,014           5,236
   Deferred income taxes                                                            (2,400)             --              --
   Net gain on sale of other assets (note 9)                                          (432)           (736)           (495)
   Unrealized losses on share investments                                               28           1,508           3,013
   Loss (gain) on sale of interests in mining properties and other (note 10)            --          13,795          (7,447)
   Other                                                                               769             961             (90)
Change in cash invested in operating assets and liabilities:
   Interest and accounts receivable                                                    (85)            864           1,898
   Inventories                                                                      (2,869)            882           3,743
   Prepaid expenses and other assets                                                   (31)            290          (2,309)
   Accounts payable and accrued liabilities                                            496            (459)        (26,748)
   Income and mining taxes payable                                                   2,790              13            (512)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    42,303          37,672          14,071
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Mining properties, plant and equipment                                              (7,387)        (33,265)        (26,971)
Long-term investments and other assets                                                (524)         (5,135)           (534)
Proceeds on sale of plant and equipment                                                332             972           3,763
Proceeds on sale of short-term investments                                             182             485           3,018
Net proceeds from (cost of) repurchase of gold and silver hedging contracts             --          (3,334)          8,673
Proceeds on sale of investment in Santa Elina (note 10)                                 --              --           6,252
Proceeds on sale of mining properties                                                   --              --           1,195
Other                                                                                  712          (1,411)            342
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (6,685)        (41,688)         (4,262)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Debt borrowings                                                                     12,000          17,000              --
Debt repayments                                                                    (36,750)        (16,181)        (18,327)
Other                                                                                   --          (1,389)           (448)
--------------------------------------------------------------------------------------------------------------------------
                                                                                   (24,750)           (570)        (18,775)
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                10,868          (4,586)         (8,966)
Cash and cash equivalents, beginning of year                                         3,401           7,987          16,953
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                         $    14,269     $     3,401     $     7,987
==========================================================================================================================

See accompanying notes.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Echo Bay Mines Ltd. mines, processes and explores for gold and silver. Gold accounted for 77% of 2000 revenue and silver 23%. In 2000 and 1999, the Company had three operating mines in the United States: Round Mountain and McCoy/Cove in Nevada; Kettle River in Washington. In 2000, the Company recommenced operations at its Lupin mine in the Nunavut Territory, Canada. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

The Company's financial position and operating results are directly affected by the market price of gold in relation to the Company's production costs. Silver price fluctuations also affect the Company's financial position and operating results, although to a lesser extent. Gold and silver prices fluctuate in response to numerous factors beyond the Company's control.

The consolidated financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada and, in all material respects, conform with accounting principles generally accepted in the United States, except as described in note 14. The statements are expressed in U.S. dollars.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain of the comparative figures have been reclassified to conform to the current year's presentation.

Basis of Presentation
The Company's term and revolving credit facility described in note 5 matures in August 2001. The Company is in discussions with lenders to arrange a new borrowing facility but has not yet entered into a final agreement. The Company's ability to borrow is constrained by conditions in the gold mining industry and its recent and currently expected future operating results. Should the Company be unable to arrange a new borrowing facility to replace its maturing facility, it is unlikely that the Company would be able to settle its existing loan with cash from operations or other sources. As a result of these conditions, there is substantial doubt about the Company's ability to continue its operations in the normal course of business. These financial statements are prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Consequently, they do not include any adjustments to the carrying amounts and classifications of assets and liabilities, which may be necessary should the Company not be able to continue to operate in the normal course of business. Management is continuing to discuss replacement financing with its lenders and is confident that a satisfactory agreement will be reached prior to the maturity date of the existing credit facility.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Interests in joint ventures, each of which by contractual arrangement is jointly controlled by all parties having an equity interest in the joint venture, are accounted for using the proportionate consolidation method to consolidate the Company's share of the joint venture's assets, liabilities, revenues and expenses.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Share investments
Short-term investments, comprised of publicly traded common shares, are recorded at the lower of cost or quoted market prices, with unrealized losses included in income. Long-term common share investments are recorded at cost. A provision for loss is recorded in income if there is a decline in the market value of a long-term share investment that is other than temporary. If the Company's share investment represents more than a 20% ownership interest and the Company can exercise significant influence over the investee, the equity method of accounting is used. The equity method reports the investment at cost, adjusted for the Company's pro rata share of the investee's undistributed earnings or losses since acquisition.

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

Earnings (loss) per share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during the year. For per share calculations, the amount of capital securities interest that is charged directly to the deficit decreases the earnings, or increases the loss, attributable to common shareholders. Fully diluted earnings (loss) per share is the same as basic earnings (loss) per share because the Company's outstanding options and the settlement of deferred interest on the capital securities through the delivery and sale of common shares are not dilutive.

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

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

Income taxes
In 2000, the Company adopted the provisions of CICA Handbook Section 3465 "Income Taxes" on a prospective basis. The provisions require the use of the liability method of tax allocation and the recognition of deferred income taxes based on the differences between the carrying amounts of assets and liabilities for accounting and tax purposes. The adoption of the new standard had no effect on the Company's financial statements.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Review of life-of-mine plans and carrying values
Plant and equipment are depreciated and mining properties are amortized over their anticipated economic lives. Each year, the Company estimates ore reserves and prepares a comprehensive mining plan for the then-anticipated remaining life of each property. The prices used in estimating the Company's ore reserves at December 31, 2000 were $300 per ounce of gold and $5.00 per ounce of silver. Based on year-end ore reserves and the current life-of-mine plan for each of the Company's properties, the Company reviews its accounting estimates and makes needed adjustments. This complex process continues for the life of every mine.

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

Reserve risks
If the Company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than the $300 per ounce price used at December 31, 2000, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by the Company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience material write-downs of its investment in its mining properties. Under certain of such circumstances, the Company might discontinue the development of a project or mining at one or more of its properties or might temporarily suspend operations at a producing property and place that property in a "care and maintenance" mode. Reserves could also be materially and adversely affected by changes in operating and capital costs and other factors, including but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types.

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

Stock-based compensation plans
The Company has three stock-based compensation plans, which are described in note 13. No compensation expense is recognized for these plans when the stock or stock options are issued to employees. Any consideration paid by employees on the exercise of stock options is credited to share capital.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item. When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement. Gains or losses on foreign currency and crude oil hedging activities are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollar transactions occur and when crude oil supplies are used in operations. Gains and losses on early termination of hedging contracts are deferred until the formerly hedged items are recognized in earnings. Premiums paid or received on gold and silver option contracts purchased or sold are deferred and recognized in earnings on the option expiration dates. Call options written after October 24, 2000 will be carried at fair value in accordance with Emerging Issues Committee Abstract 113, "Accounting by Commodity Producers for Written Call Options."

The carrying values of gold loans are remeasured using the market value of gold at the reporting date. Differences between these values and the loan proceeds that were originally received are recorded as deferred income and will be included in revenue when the production related to the loans is delivered.

2.   INVENTORIES
                                                        2000              1999
------------------------------------------------------------------------------
Precious metals     --     bullion              $     18,357      $     16,033
                    --     in-process                  8,293             7,538
Materials and supplies                                12,793            13,633
------------------------------------------------------------------------------
                                                $     39,443      $     37,204
==============================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


3.   PROPERTY, PLANT AND EQUIPMENT
Net book value                                                                              2000             1999
-----------------------------------------------------------------------------------------------------------------
                                                   Plant and            Mining          Net Book         Net Book
Property and percentage owned                      Equipment        Properties             Value            Value
-----------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                            $     57,404      $     43,033      $    100,437     $    115,326
McCoy/Cove (100%)                                     19,685             3,348            23,033           48,466
Lupin (100%)                                          24,111             2,412            26,523           27,539
Kettle River (100%)                                      774             1,174             1,948            2,298
Aquarius (100%)                                       34,493            13,532            48,025           51,635
Other                                                  2,060                --             2,060            4,133
-----------------------------------------------------------------------------------------------------------------
                                                $    138,527      $     63,499      $    202,026     $    249,397
=================================================================================================================

Plant and equipment                                                       2000                               1999
-----------------------------------------------------------------------------------------------------------------
                                                                      Net Book                           Net Book
                                                        Cost             Value              Cost            Value
-----------------------------------------------------------------------------------------------------------------
Land improvements and utility systems           $     72,853      $      5,165      $     74,018     $      8,245
Buildings                                            155,893            33,518           153,128           37,544
Equipment                                            384,236            62,311           389,360           78,707
Construction in progress                              40,671            37,533            44,542           42,942
-----------------------------------------------------------------------------------------------------------------
                                                $    653,653      $    138,527      $    661,048     $    167,438
=================================================================================================================

Mining properties                                                                           2000             1999
-----------------------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                                  $    276,951     $    272,362
Less accumulated amortization                                                            248,792          230,470
-----------------------------------------------------------------------------------------------------------------
                                                                                          28,159           41,892
Development properties' acquisition and development costs                                 13,532           14,065
Deferred mining costs                                                                     21,808           26,002
-----------------------------------------------------------------------------------------------------------------
                                                                                    $     63,499     $     81,959
=================================================================================================================

4.       LONG-TERM INVESTMENTS AND OTHER ASSETS
                                                                               2000                1999
-------------------------------------------------------------------------------------------------------
Premiums paid on gold and silver option contracts                      $     21,647        $     34,103
Reclamation deposits                                                          8,639               7,116
Other                                                                         2,056                 828
-------------------------------------------------------------------------------------------------------
                                                                             32,342              42,047
Less current portion included in prepaid expenses and other assets           11,474              12,482
-------------------------------------------------------------------------------------------------------
                                                                       $     20,868        $     29,565
=======================================================================================================

Premiums paid on gold and silver option contracts
Premiums paid on gold and silver option contracts purchased are deferred and recognized in earnings on the option expiration dates. These deferred premiums are expected to be recognized as follows: $11.4 million in 2001, $1.0 million in 2002, $1.4 million in 2003, $2.1 million in 2004, $3.3 million in 2005 and $2.4 million thereafter. Refer to note 6 for a discussion of the deferral of premiums received on gold and silver option contracts sold.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


5.    DEBT AND OTHER FINANCINGS
                                                          2000              1999
--------------------------------------------------------------------------------
Currency loans                                    $     26,500      $     51,250
Capital securities (note 7)                              6,032             5,419
--------------------------------------------------------------------------------
                                                        32,532            56,669
Less current portion                                    26,500            13,750
--------------------------------------------------------------------------------
                                                  $      6,032      $     42,919
================================================================================

Gold term loan and currency loans
The Company has a term and revolving facility with a syndicate of commercial banks under which the Company can borrow either gold or dollars. The facility is convertible between gold and dollar borrowings. Interest on gold borrowings is calculated at the banks' gold rate plus 1.75%, and interest on dollar borrowings at LIBOR plus 1.75%. At December 31, 2000, a $7.5 million currency term loan was outstanding under the facility, with an effective interest rate of 8.25%. The Company repaid an outstanding gold term loan under the agreement in 1999.

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

At December 31, 2000, the Company had $19.0 million outstanding under its revolving credit facility. Based on the trailing 90-day average spot price of gold, the Company is restricted to an additional borrowing capacity of $4 million under this credit facility. The Company is in the process of refinancing this facility and believes it will be successful in this effort prior to the expiration of the current facility in August 2001. At December 31, 2000, the effective interest rate on the revolving loan was 8.32%. Annual commitment fees on the unutilized credit facility are 0.5%.

Other information
Certain of the Company's financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The Company is in compliance with these ratios and other covenant requirements.

The Company had $25.2 million in outstanding surety bonds and letters of credit at December 31, 2000, primarily related to the bonding of future reclamation obligations. At December 31, 2000, annual fees on the letters of credit range from 0.50% to 1.75%.

Interest payments were $4.3 million in 2000, $5.0 million in 1999 and $7.2 million in 1998.

Future gold and silver delivery commitments are summarized by year in note 17.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


6.     DEFERRED INCOME
                                                            2000         1999
------------------------------------------------------------------------------
Modification of hedging contracts                       $  39,336    $  61,382
Premiums received on gold and silver option contracts      20,310       30,835
Other                                                         703        1,992
------------------------------------------------------------------------------
                                                           60,349       94,209
Less current portion                                        9,651       10,525
------------------------------------------------------------------------------
                                                        $  50,698    $  83,684
==============================================================================

Modification of hedging contracts
Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred until the formerly hedged items are recognized in earnings. These deferred gains (losses) are expected to be recognized as follows: $20.8 million in 2001, $30.7 million in 2002, $(2.3) million in 2003, $(8.1) million in 2004, $(0.9) million in 2005 and $(0.9)
million thereafter.

Premiums received on gold and silver option contracts
Premiums received on gold and silver option contracts sold are deferred and recognized in earnings on the option expiration dates. These deferred premiums are expected to be recognized as follows: $9.7 million in 2001, $1.4 million in 2002, $1.4 million in 2003, $3.3 million in 2004, $3.4 million in 2005 and $1.1 million thereafter. Refer to note 4 for a discussion of the deferral of premiums paid on gold and silver option contracts purchased.

7.   CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The effective interest rate on the capital securities is 11%, or 12% compounded semi-annually during a period of interest deferral.

The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities. Interest deferred to date amounts to $43.1 million at December 31, 2000 and is payable no later than April 1, 2003 together with any additional compounded or deferred interest up to that date. Although the Company has the contractual right to issue shares in settlement of this obligation, market conditions in 2003 will determine the Company's ability to settle through the delivery and sale of common shares. The present value of the capital securities' principal amount, $5.8 million, has been classified as debt within gold and other financings (note 5). The present value of the future interest payments of $94.2 million plus deferred accrued interest has been classified within a separate component of shareholders' equity as the Company has the unrestricted ability to settle the future interest payments by issuing its own common shares to the trustee for sale. Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings, and interest on the equity portion

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


of the capital securities has been charged directly to deficit on the consolidated balance sheet. For purposes of per share calculations, interest on the equity portion decreases the earnings attributable to common shareholders. See note 14 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

8.   OTHER LONG-TERM OBLIGATIONS

                                                                                             2000             1999
------------------------------------------------------------------------------------------------------------------
Accrued reclamation and mine closure:
   Round Mountain                                                                    $     10,659     $      8,177
   McCoy/Cove                                                                              19,284           19,469
   Lupin                                                                                    8,280            6,518
   Kettle River                                                                             8,620            6,808
   Sunnyside                                                                                4,702            5,763
   Other                                                                                       --            1,014
------------------------------------------------------------------------------------------------------------------
                                                                                           51,546           47,749
Other                                                                                          --            4,302
------------------------------------------------------------------------------------------------------------------
                                                                                           51,546           52,051
Less current portion included in accounts payable and accrued liabilities                   1,914            4,204
------------------------------------------------------------------------------------------------------------------
                                                                                     $     49,632     $     47,847
==================================================================================================================

Reclamation and mine closure
At December 31, 2000, the Company's future reclamation and mine closure costs are estimated to be $73.2 million. The aggregate obligation accrued to December 31, 2000 was $51.5 million, including accruals of $ 10.6 million in 2000, $7.0 million in 1999, and $6.3 million in 1998. The remaining $21.7 million, including $9.9 million at Round Mountain, $9.8 million at Lupin and $2.0 million at Kettle River, will be accrued on the unit-of-production method over the remaining life of each mine. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and related costs. These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

9.   INTEREST AND OTHER

                                                                          2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Interest income                                                   $       (964)     $       (166)    $       (328)
Interest expense                                                         5,194             4,723            5,559
Alaska-Juneau reclamation                                               (2,048)               --               --
Unrealized loss on share investments                                        28             1,508            3,013
(Gain) loss on sale of share investments                                  (181)             (485)             962
Gain on sale of plant and equipment                                       (251)             (251)          (1,457)
Other                                                                    1,234             2,865            4,096
-----------------------------------------------------------------------------------------------------------------
                                                                  $      3,012      $      8,194     $     11,845
=================================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


10.    LOSS (GAIN) ON SALE OF INTERESTS IN MINING AND OTHER PROPERTIES

                                                                          2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Loss on sale of interest in Paredones Amarillos                   $         --      $     13,795     $         --
Gain on sale of investment in Santa Elina                                   --                --           (6,252)
Gain on sale of interests in other mining properties                        --                --           (1,195)
-----------------------------------------------------------------------------------------------------------------
                                                                  $         --      $     13,795     $     (7,447)
=================================================================================================================

Loss on sale of interest in Paredones Amarillos
The Company agreed in 1999 to sell its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner. In return, the Company received full ownership of a mill owned by the joint venture, valued at $2.5 million, and a 2% net profits royalty related to Paredones Amarillos production, capped at $2.0 million. The joint venture partner assumed all project liabilities. In 1999, the Company recognized a loss on the sale of Paredones Amarillos of $13.8 million.

Gain on sale of investment in Santa Elina
In 1998, the Company sold its investment in Santa Elina, which had no book value, for $6.3 million in cash, net of selling costs, and a 48.1% interest in the Chapada exploration property in Brazil, to which the Company assigned no book value. The Company realized no gain when it sold the Chapada property in the second quarter of 1999.

11.    INCOME TAX EXPENSE
Geographic components
The geographic components of earnings before income tax expense and income tax expense were as follows.

                                                                          2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes:
   Canada                                                         $        637      $    (22,386)    $    (23,471)
   United States and other                                              16,176           (14,670)           3,702
-----------------------------------------------------------------------------------------------------------------
                                                                  $     16,813      $    (37,056)    $    (19,769)
=================================================================================================================
Current income tax expense:
   Canada                                                         $        201      $        216     $        354
   United States and other                                                 451                --               --
-----------------------------------------------------------------------------------------------------------------
                                                                           652               216              354
-----------------------------------------------------------------------------------------------------------------
Deferred income tax expense (recovery):
   Canada                                                               (2,400)               --               --
   United States and other                                                  --                --               --
-----------------------------------------------------------------------------------------------------------------
                                                                        (2,400)               --               --
-----------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                                     $     (1,748)     $        216     $        354
=================================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Effective tax rate
The effective tax rate on the Company's earnings differed from the combined Canadian federal and provincial corporate income tax rates of 43.2% for 2000 and 43.5% for 1999 and 43.2% for 1998 for the following reasons.

                                                                          2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                               $     16,813      $    (37,056)    $    (19,769)
=================================================================================================================
Income tax effect of:
   Expected Canadian federal and provincial corporate
     income taxes                                                 $      7,246      $    (16,115)    $     (8,540)
   Utilization of net operating loss                                    (5,760)             (838)              --
   Operating loss from which no tax benefit is derived                      --                --           12,720
   Canadian resource allowance and earned depletion                        113            (2,153)          (2,349)
   Foreign earnings subject to different income tax rates               (1,326)           18,182           (1,687)
   Other items                                                          (2,021)            1,140              210
-----------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                                     $     (1,748)     $        216     $        354
=================================================================================================================
Effective tax rate (current and deferred)                                (10.4%)            (0.6%)           (1.8%)
=================================================================================================================

Loss carryforwards
At December 31, 2000, the Company had U.S. net operating loss carryforwards of approximately $409 million to apply against future taxable income and $212 million to apply against future alternative minimum taxable income. These loss carryforwards do not include the provisions for impaired assets, which have not yet been recognized fully for income tax purposes. The net operating loss carryforwards expire at various times from 2001 to 2020. Additionally, the Company has Canadian non-capital loss carryforwards of approximately $64 million and net capital loss carryforwards of approximately $208 million. The non-capital loss carryforwards expire at various times from 2003 to 2007. The net capital loss carryforwards have no expiration date.

Deferred tax liabilities and assets
Significant components of the Company's deferred tax liabilities and assets are as follows.

                                                                             2000                                 1999
--------------------------------------------------------------------------------- ------------------------------------
                                                                 U.S.                                 U.S.
millions of U.S. dollars                          Canada   and other        Total       Canada  and other        Total
--------------------------------------------------------------------------------- ------------------------------------
Deferred tax liabilities:
   Tax over book depreciation and depletion     $    6.4     $    --     $    6.4     $   10.3    $    --     $   10.3
   Other tax liabilities                             5.3          0.8         6.1          8.0         0.7         8.7
--------------------------------------------------------------------------------- ------------------------------------
Total deferred tax liabilities                      11.7          0.8        12.5         18.3         0.7        19.0
--------------------------------------------------------------------------------- ------------------------------------
Deferred tax assets:
   Net operating loss and other carryforwards      117.2        145.0       262.2         37.3       135.4       172.7
   Book over tax depreciation and depletion         34.5         13.2        47.7         36.2        16.3        52.5
   Accrued liabilities                               4.7         19.8        24.5          4.3        25.9        30.2
   Other tax assets                                  9.2          4.7        13.9         21.0         4.7        25.7
--------------------------------------------------------------------------------- ------------------------------------
Total deferred tax assets before allowance         165.6        182.7       348.3         98.8       182.3       281.1
Valuation allowance for deferred tax assets       (158.6)      (181.9)     (340.5)       (87.9)     (181.6)     (269.5)
--------------------------------------------------------------------------------- ------------------------------------
Total deferred tax assets                            7.0          0.8         7.8         10.9         0.7        11.6
--------------------------------------------------------------------------------- ------------------------------------
Net deferred tax liabilities                    $    4.7     $    --     $    4.7     $    7.4    $    --     $    7.4
================================================================================= ====================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The net increase in the valuation allowance for deferred tax assets was $71.0 million for 2000 and $1.7 million for 1999.

Income tax payments
Income tax payments were $0.2 million in 2000, $0.2 million in 1999 and $1.6 million in 1998.

12.  PREFERRED SHARES
The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series is to consist of such number of shares and to have such designation, rights, privileges, restrictions and conditions as may be determined by the directors. No preferred shares are currently issued.

13.  COMMON SHARES
Changes in the number of common shares outstanding during the three years ended December 31, 2000 were as follows.

                                                       Number of
                                                          Shares          Amount
--------------------------------------------------------------------------------
Balance, December 31, 1997                            139,370,031     $  709,593
1998     Issuance of shares                             1,237,114          3,750
--------------------------------------------------------------------------------
Balance, December 31, 1998, 1999 and 2000             140,607,145     $  713,343
================================================================================

Dividends
The Company has not paid dividends since 1996 and is prohibited from paying common share dividends during a period of interest deferral related to the capital securities (note 7).

Shareholder rights plan
The Company's shareholders rights plan was not renewed by the shareholders of the Company at the annual meeting in May 2000 and the plan expired at that time.

Restricted share grant plan
Effective February 1997, the Company adopted a restricted share grant plan to provide incentive to officers of the Company. The Company has reserved an aggregate of 750,000 common shares for issuance under the plan, but no grants are outstanding. The vesting of any shares, which may be granted under this plan, is at the discretion of the Compensation Committee of the Board of Directors.

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

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Changes in the number of options outstanding during the three years ended December 31, 2000 were as follows.

                                                 Employee Share Incentive Plan               Director Equity Plan
                                                 -----------------------------       ----------------------------
                                                                      Weighted                           Weighted
                                                   Number of           Average       Number of            Average
                                                      Shares    Exercise Price          Shares     Exercise Price
-----------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1997             4,992,119        C$   11.60         194,950         C$   12.87
1998:   Options granted                              857,906              3.59          45,500               3.70
        Options expired                              (78,700)             9.75              --                 --
        Options forfeited                           (794,005)            10.35              --                 --
-----------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1998             4,977,320        C   $10.44         240,450         C$   11.14
1999:   Options granted                            1,170,000              2.55              --                 --
        Options expired                              (34,937)             9.75              --                 --
        Options forfeited                           (618,697)             9.94              --                 --
-----------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1999             5,493,686        C$    8.82         240,450         C$   11.14
2000:   Options granted                                   --                --              --                 --
        Options expired                             (100,458)            12.88              --                 --
        Options forfeited                         (1,021,417)             8.92         (13,000)              5.85
-----------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 2000             4,371,811        C$    8.71         227,450         C$   11.44
=================================================================================================================

The number of shares reserved for future grants at December 31, 2000 are 5,240,691 under the Employee Share Incentive Plan. The number and weighted average price of shares exercisable under the Employee Share Incentive Plan are 3,389,484 at C$10.41 at December 31, 2000; 3,521,787 at C$11.66 at December 31,
1999; and 3,352,269 at C$12.29 at December 31, 1998. The number and weighted average price of shares exercisable under the Director Equity Plan are 196,575 at C$12.40 at December 31, 2000; 171,575 at C$12.73 at December 31, 1999; and
123,825 at C$13.69 at December 31, 1998.

Options outstanding at December 31, 2000 had the following characteristics.

                                                     Weighted         Weighted                           Weighted
       Number of                             Average Exercise          Average      Number of    Average Exercise
          Shares                 Exercise     Price of Shares      Years Until         Shares     Price of Shares
     Outstanding              Price Range         Outstanding       Expiration    Exercisable         Exercisable
-----------------------------------------------------------------------------------------------------------------
 Employee Share Incentive Plan
 -----------------------------
       1,510,077      C$2.55   -   C$3.59           C$   2.95                8        527,750          C$    3.13
       1,147,473        5.75   -     8.88                8.02                4      1,147,473                8.02
       1,213,605       10.70   -    15.75               13.13                5      1,213,605               13.13
         500,656       16.25   -    19.63               16.95                4        500,656               16.95

 Director Equity Plan
 --------------------
          84,500      C$3.70   -   C$8.00           C$   6.02                7         53,625          C$    6.44
         142,950       12.50   -    18.25               14.64                4        142,950               14.64
-----------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


14. DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States, as described below.

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

In accordance with Canadian GAAP, certain long-term foreign exchange contracts are considered to be hedges of the cost of goods to be purchased in foreign currencies in future periods. Gains and losses related to changes in market values of such contracts are recognized as a component of the cost of goods when the related hedged purchases occur. In 2000, the Company recognized $3.1 million in deferred foreign exchange gains. Under U.S. GAAP, foreign exchange contracts would be carried at market value and changes included in current earnings.

In accordance with Canadian GAAP, the Company's short-term share investments are carried at the lower of cost or market based on quoted market prices. Under U.S. GAAP, these investments would have been marked to market, with unrealized gains or losses excluded from earnings and reported as accumulated other comprehensive income in shareholders' equity, net of tax.

At December 31, 2000, the Company had 105,000 ounces of gold call options sold with a strike price of $340 per ounce. The Company sold these call options in 1999 to enhance prices on certain of its gold forward contracts. The Company has limited the potential loss on these call options to $60 per ounce if the spot price of gold rises above $340 per ounce by purchasing 105,000 ounces of gold call options at a strike price of $400 per ounce. In accordance with U.S. GAAP, the 105,000 ounces of gold call options sold would not qualify for hedge accounting and therefore would be marked to market at December 31, 2000. As a result, the Company has recorded an unrealized gain on gold call options sold of $3.0 million in 2000 and an unrealized loss of $2.1 million in 1999 under U.S. GAAP.

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

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Lupin severance activities were not communicated to employees prior to December 31, 1997, under U.S. GAAP the related costs would be recognized in 1998.

The effects on the consolidated statement of earnings of the above differences would have been as follows.

                                                                         2000               1999               1998
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                          $     18,561       $    (37,272)      $    (20,123)
Additional interest expense on capital securities                     (15,397)           (13,697)           (12,432)
Change in market value of foreign exchange contracts                      948              5,540             (2,640)
Amortization of deferred foreign exchange gains                        (3,149)                --                 --
Unrealized loss on short-term investments                                  28                 --                 --
Unrealized gain/(loss) on gold call options sold                        2,964             (2,146)                --
Amortization of deferred financing costs on capital                      (633)              (633)              (633)
 securities
Recognition of severance expense                                           --                 --             (4,980)
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                              $      3,322       $    (48,208)      $    (40,808)
===================================================================================================================
Earnings (loss) per share under U.S. GAAP                        $       0.02       $      (0.34)      $      (0.29)
===================================================================================================================

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                         Canadian       Capital                         U.S.
December 31, 2000                            GAAP    Securities       Other             GAAP
--------------------------------------------------------------------------------------------
Short-term investments                 $    2,186    $       --    $      760     $    2,946
Long-term investments and other
assets                                     20,868           792            --         21,660
Gold and other financings                  32,532        96,968            --        129,500
Deferred income                            60,349            --        (2,846)        57,503
Other long-term obligations                49,632        43,108          (533)        92,207
Common shares                             713,343            --        36,428        749,771
Capital securities                        140,076      (140,076)           --             --
Deficit                                   711,680          (792)       33,021        743,909
Shareholders' equity (deficit)            116,785      (139,284)        4,139        (18,360)
--------------------------------------------------------------------------------------------

                                         Canadian       Capital                         U.S.
December 31, 1999                            GAAP    Securities       Other             GAAP
--------------------------------------------------------------------------------------------
Long-term investments and other
assets                                 $   29,255    $    1,425    $       --     $   30,680
Gold and other financings                  56,669        97,581            --        154,250
Deferred income                            93,899            --        (5,995)        87,904
Other long-term obligations                47,847        27,035         3,379         78,261
Common shares                             713,343            --        36,428        749,771
Capital securities                        124,616      (124,616)           --             --
Deficit                                   714,844        (1,425)       33,812        747,231
Shareholders' equity (deficit)            101,101      (123,191)        2,616        (19,474)
--------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The continuity of shareholders' equity from December 31, 1999 to December 31, 2000 under U.S. GAAP would have been as follows.

                                                                             2000
---------------------------------------------------------------------------------
Balance, beginning of year                                           $    (19,474)
Net earnings                                                                3,322
Unrealized gain on short-term investments                                     732
Foreign currency translation                                               (2,940)
---------------------------------------------------------------------------------
Balance, end of year                                                 $    (18,360)
=================================================================================

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

                                                                            2000             1999            1998
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                                $       3,322    $     (48,208)  $     (40,808)
-----------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), after a nil income tax effect:
   Unrealized gain (loss) arising during period                              732               --             --
   Foreign currency translation adjustments                               (2,940)           4,562          (6,211)
-----------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                         (2,208)           4,562          (6,211)
-----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                        $       1,114    $     (43,646)  $     (47,019)
=================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

                                                               2000              1999
-------------------------------------------------------------------------------------
Unrealized gain/(loss) on share investments            $        732      $         --
Foreign currency translation                                (24,954)          (22,014)
-------------------------------------------------------------------------------------
Accumulated other comprehensive loss                   $    (24,222)     $    (22,014)
=====================================================================================

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

Had the Company adopted Statement No. 123 for its U.S. GAAP disclosure, the following net earnings and losses would have been reported.

                                                                    2000               1999               1998
--------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                         $      3,322       $    (48,208)      $    (40,808)
Pro forma stock compensation expense,
   after a nil income tax effect                                    (929)            (1,845)            (1,654)
--------------------------------------------------------------------------------------------------------------
Pro forma net earnings (loss) under U.S. GAAP               $      2,393       $    (50,053)      $    (42,462)
==============================================================================================================
Pro forma earnings (loss) per share under U.S. GAAP         $       0.02       $      (0.36)      $      (0.30)
==============================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The Company has utilized the Black-Scholes option valuation model to estimate the fair value of options granted, assuming a weighted average option life of 6 years, risk-free interest rates ranging from 4.87% to 6.64%, dividend yields ranging from nil to 1% and volatility factors of 50% for 1999 grants and 40% for 1998, 1997 and 1996 grants. The weighted average fair value of options granted is estimated at $1.08 per share in 1999 and $1.27 per share in 1998.

Derivative instruments and hedging activities
In 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 2000, Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" effective for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The statement requires all derivative instruments to be recognized at fair value on the balance sheet. The changes in fair value are accounted for through earnings unless the instrument qualifies for special hedge accounting treatment. The Company enters into contracts to reduce the risk of changes in the price of gold and silver. The majority of these contracts are forward sales that qualify for exemption from Statement No. 133 under the normal purchase and sales provision. Upon implementation, all derivative instruments held by the Company that do not qualify for the normal purchase and sale exemption would be recognized at fair value on the balance sheet with changes in fair value recorded in earnings. Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts would be deferred in accumulated other comprehensive income until the formerly hedged items are recorded in earnings. The transition adjustment recorded under U.S. GAAP at January 1, 2001 would have decreased assets by $11.5 million and liabilities by $48.6 million, offset by increases to accumulated other comprehensive income of $36.0 million and net earnings of $1.1 million.

Other
The estimated fair values of cash and cash equivalents, short-term investments and currency loans approximate their book values. The fair values were determined from quoted market prices or estimated using discounted cash flow analysis. See note 17 for further disclosure regarding estimated fair values of financial instruments.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


15.    JOINT VENTURES
Summarized below is the Company's 50% interest in the Round Mountain mine, accounted for by the proportionate consolidation method.

                                                                  2000                1999                 1998
---------------------------------------------------------------------------------------------------------------
Revenues                                                  $     90,633        $     87,469         $     87,748
Expenses:
   Operating costs                                              60,231              52,880               51,359
   Royalties                                                     5,585               5,021                5,078
   Production taxes                                                470                  57                  654
   Depreciation and amortization                                18,978              17,704               16,274
   Reclamation and mine closure                                  2,881               2,438                1,787
   Exploration                                                     529                 431                  613
   Other                                                          (753)                753                3,281
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                              $      2,712        $      8,185         $      8,702
===============================================================================================================

                                                                  2000                1999                 1998
---------------------------------------------------------------------------------------------------------------
Current assets                                            $     33,424        $     33,105         $     69,461
Non-current assets                                             109,212             126,611              120,956
Current liabilities                                            (11,244)            (10,667)              (9,370)
Non-current liabilities                                        (18,395)            (18,845)             (19,965)
---------------------------------------------------------------------------------------------------------------
Equity                                                    $    112,997        $    130,204         $    161,082
===============================================================================================================

                                                                  2000                1999                 1998
---------------------------------------------------------------------------------------------------------------
Net cash provided from (used in):
   Operating activities                                   $     11,260        $      9,108         $     16,286
   Investing activities                                         (5,075)            (12,799)             (12,438)
   Financing activities                                             --                  --                   --
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                           $      6,185        $     (3,691)        $      3,848
===============================================================================================================

16.    SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In 2000 and 1999, the Company had three operating mines in the United States: Round Mountain and McCoy/Cove in Nevada; and Kettle River in Washington. In 2000, the Company recommenced operations at its Lupin mine in the Nunavut Territory, Canada. All are 100% owned except for Round Mountain, which is 50% owned.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

Gold Production (ounces)                                          2000                1999                 1998
---------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                           320,064             270,904              255,252
McCoy/Cove                                                     162,784             124,536              167,494
Lupin                                                          117,729                  --                   --
Kettle River                                                    94,086             104,396              113,692
---------------------------------------------------------------------------------------------------------------
Total gold                                                     694,663             499,836              536,438
===============================================================================================================

Silver Production (ounces)                                        2000                1999                 1998
---------------------------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                            12,328,297           8,430,072            9,412,823
===============================================================================================================

Cash Operating Costs per Ounce of Gold Produced                   2000                1999                 1998
---------------------------------------------------------------------------------------------------------------
Round Mountain                                            $        195        $        200         $        198
McCoy/Cove                                                         179                 221                  203
Lupin                                                              213                  --                   --
Kettle River                                                       218                 238                  244
---------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                     $        193        $        215         $        208
===============================================================================================================

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                           2000                1999                 1998
---------------------------------------------------------------------------------------------------------------
Operating costs by minesite:
     Round Mountain                                       $     60,501        $     53,055         $     51,502
     McCoy/Cove                                                 69,920              63,429               66,606
     Lupin                                                      22,883                  --                1,645
     Kettle River                                               20,131              23,332               29,016
---------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements                 173,435             139,816              148,769
Change in finished goods inventories and other                     208               2,381               (1,704)
Co-product cost of silver produced                             (39,574)            (34,732)             (35,486)
---------------------------------------------------------------------------------------------------------------
Cash operating costs                                      $    134,069        $    107,465         $    111,579
===============================================================================================================
Gold ounces produced                                           694,663             499,836              536,438
===============================================================================================================
Cash operating costs per ounce                            $        193        $        215         $        208
===============================================================================================================

The Company's management generally monitors revenues on a consolidated basis. Information regarding the Company's consolidated revenues is provided below.

                                                                  2000                1999                 1998
---------------------------------------------------------------------------------------------------------------
Total gold and silver revenues                            $    280,976        $    210,351         $    232,181
Average gold price realized per ounce                     $        319        $        325         $        333
Average silver price realized per ounce                   $       5.28        $       5.69         $       5.88
---------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS


                               December 31, 2000

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Depreciation and amortization by minesite is as follows.

                                                                     2000             1999            1998
--------------------------------------------------------------------------------------------------------------
Round Mountain                                                   $ 18,978         $ 17,704        $ 16,274
McCoy/Cove                                                         21,539           22,743          29,034
Lupin                                                               4,874            5,381           6,233
Kettle River                                                        1,637            6,141           9,315
Depreciation of non-minesite assets                                 3,636            2,972           2,430
--------------------------------------------------------------------------------------------------------------
Total depreciation and amortization per financial statements     $ 50,664         $ 54,941        $ 63,286
==============================================================================================================


Total assets by minesite are as follows.

                                                              2000              1999
-------------------------------------------------------------------------------------------
Minesites:
     Round Mountain                                       $   121,592       $   127,435
     McCoy/Cove                                                42,354            63,521
     Lupin                                                     34,860            33,983
     Kettle River                                              10,101             9,398
Development properties:
     Aquarius                                                  48,437            51,589
Non-minesite assets                                            38,501            53,936
--------------------------------------------------------------------------------------------
Total assets                                              $   295,845       $   339,862
============================================================================================


Capital expenditures by minesite are as follows.

Millions of U.S. dollars                                    2000          1999          1998
--------------------------------------------------------------------------------------------------------------
Round Mountain                                            $  4.6        $  7.7        $  12.6
McCoy/Cove                                                   0.6           1.1            1.3
Lupin                                                        4.7            --             --
Kettle River                                                 1.4           0.4            1.5
--------------------------------------------------------------------------------------------------------------

Financial information regarding geographic areas is set out below.

                                                                2000             1999              1998
--------------------------------------------------------------------------------------------------------------
Revenue:
   Canada                                                 $    44,370       $        --      $    11,360
   United States                                              236,606           210,351          220,821
--------------------------------------------------------------------------------------------------------------
Total revenue                                             $   280,976       $   210,351      $   232,181
==============================================================================================================


                                                                 2000              1999             1998
--------------------------------------------------------------------------------------------------------------
Assets:
    Canada                                                 $   100,310       $    89,095      $    92,457
    United States                                              193,431           247,653          267,843
    Other                                                        2,104             3,114            7,776
 --------------------------------------------------------------------------------------------------------------
 Total assets                                              $   295,845       $   339,862      $   368,076
==============================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

    Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce of unless otherwise noted

17.    HEDGING ACTIVITIES AND COMMITMENTS
The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

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

Margin deposits are required by certain of the Company's counterparties if the fair value of the hedge position is less than the predetermined margin threshold. The Company regularly reviews its margin risk and attempts to mitigate this risk by modifying its hedge position whenever market conditions allow. In 1999, the Company repurchased a significant portion of its gold and silver forward sales commitments and restructured its gold and silver option positions to better complement the new forward sales positions. The Company purchased call options with expiration dates that match the Company's forward sales commitments and call options sold and have strike prices ranging from $20 to $60 per ounce above the forward sales prices and call options sold strike prices. The quantity of call options purchased is equal to 70% of the Company's forward sales and call options sold in the years 2001 to 2005 and will allow the Company to participate in price rallies above the call option strike prices while reducing the Company's margin risk related to these commitments. A similar strategy has been implemented for the Company's silver hedge position. The gains and losses on the repurchases have been deferred and will be recognized in revenue as the formerly hedged gold and silver is sold (notes 4 and 6).

The Company's hedge contracts require the Company to pay the three-month gold lease rate on 255,000 of its 320,000 ounces of forward sales and on 105,000 ounces of call options sold. The three-month gold lease rate was approximately 0.81% at the end of 2000. The gold lease payments are made on a quarterly basis. For accounting purposes, the amounts are being deferred and recognized in revenue as the hedged gold is sold. The Company has no floating silver lease rate contracts.

Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred until the formerly hedged items are recognized in earnings (note 6).

Premiums paid or received on gold and silver options contracts purchased or sold are deferred and recognized in earnings on the option expiration dates (notes 4 and 6).

                              ECHO BAY MINES LTD.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS


                               December 31, 2000


   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted



Gold and silver commitments
The Company's gold and silver commitments at December 31, 2000 were as follows.

                                                                 Gold                              Silver
                                 ------------------------------------     -------------------------------
                                             Forward         Price of            Forward         Price of
                                               Sales     Forward Sale              Sales    Forward Sales
                                            (ounces)      (per ounce)           (ounces)      (per ounce)
---------------------------------------------------------------------------------------------------------
2001                                         125,000      $       312          1,500,000      $      5.85
2002                                          60,000              310                 --               --
2003                                          60,000              310                 --               --
2004                                          60,000              310                 --               --
2005                                          15,000              310                 --               --
---------------------------------------------------------------------------------------------------------
                                             320,000      $       311          1,500,000      $      5.85
=========================================================================================================

The Company's option position at December 31, 2000 was as follows.

                                 Put Options                                        Call Options
                                   Purchased          Put Options Sold                 Purchased          Call Options Sold
                      ----------------------   -----------------------    ----------------------    -----------------------
                                Strike Price              Strike Price              Strike Price               Strike Price
                          Ounces   per Ounce        Ounces   per Ounce        Ounces   per Ounce        Ounces    per Ounce
--------------------------------------------------------------------------------------------------------------------------------
Gold
----
2001                          --    $     --            --    $     --       105,000    $    351            --     $     --
2002                          --          --            --          --        60,000         360            --           --
2003                          --          --            --          --        60,000         360            --           --
2004                          --          --            --          --        60,000         360            --           --
2005                          --          --            --          --       120,000         395       105,000          340
--------------------------------------------------------------------------------------------------------------------------------
                              --    $     --            --    $     --       405,000    $    368       105,000     $    340
================================================================================================================================
Silver
-----
2001                   1,000,000    $   6.00     2,500,000    $   4.75     1,500,000    $   6.60            --     $     --
--------------------------------------------------------------------------------------------------------------------------------
                       1,000,000    $   6.00     2,500,000    $   4.75     1,500,000    $   6.60            --     $     --
================================================================================================================================

Currency position
At December 31, 2000, the Company had an obligation under foreign currency exchange contracts to purchase C$20.0 million in 2001 at an exchange rate of C$1.47 to U.S.$1.00.

                              ECHO BAY MINES LTD.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS


                               December 31, 2000


   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Shown below are the carrying amounts and estimated fair values of the Company's other outstanding hedging instruments at December 31, 2000 and 1999.

                                                             December 31, 2000                    December 31, 1999
                                            -----------------------------------     --------------------------------
                                                    Carrying         Estimated           Carrying         Estimated
                                                      Amount        Fair Value             Amount        Fair Value
-------------------------------------------------------------------------------     --------------------------------
   Gold forward sales                           $         --      $      5,700       $         --      $       (900)
   Silver forward sales                                   --             1,800                 --             1,000
   Gold options     - puts purchased                      --                --              1,400             1,700
                    - calls sold                      (3,000)           (2,200)            (4,100)           (5,600)
                    - puts sold                           --                --             (1,300)             (600)
                    - calls purchased                  6,800             2,400              9,100             8,000
   Silver options   - puts purchased                   1,200             1,400              2,500             1,400
                    - puts sold                       (1,300)             (400)            (2,200)             (500)
                    - calls purchased                    700                --              1,000               300
   Foreign currency contracts                             --              (300)                --            (1,200)
-------------------------------------------------------------------------------     --------------------------------
                                                                  $      8,400                         $      3,600
===============================================================================     ================================

Fair values are estimated for the contract settlement dates based on market quotations of various input variables. These variables are used in valuation models that estimate the fair market value.

The fair value of the Company's hedged position can be affected by market conditions beyond the Company's control. The effect of changes in various market factors on the Company's outstanding hedged position at December 31, 2000 would be as follows.

                                                                                                    Effect on
                                                                               Amount of      Market Value of
                                                                                  Change      Hedged Position
-------------------------------------------------------------------------------------------------------------
Change in:
   Gold prices                                                             $ 10.00/ounce         $      3,200
   Silver prices                                                           $  0.25/ounce         $        300
   Interest rates (effect on gold and silver forward sales and options)               1%         $      1,400
-------------------------------------------------------------------------------------------------------------

Hedging gains and losses represent the difference between spot or market prices and realized amounts. The hedging gains (losses) recognized in earnings are as follows.

                                                                 2000                1999                 1998
------------------------------------------------------------------------------------------------------------------
 Revenue:
   Gold loans and swaps                                     $    1,289          $    1,658           $    3,096
   Gold forward sales                                           16,540              17,710                7,179
   Silver forward sales                                          3,297               3,439                3,118
   Gold and silver options                                       1,517               4,077               11,122
Operating costs:
   Foreign currency contracts                                   (1,971)             (3,068)              (2,805)
   Crude oil contracts                                              --                  --                 (636)
------------------------------------------------------------------------------------------------------------------
                                                            $   20,672          $   23,816           $   21,074
==================================================================================================================

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

   Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


18.    OTHER COMMITMENTS AND CONTINGENCIES
Royalties
Round Mountain mine production is subject to a net smelter return royalty ranging from 3.53% at gold prices of $320 per ounce or less to 6.35% at gold prices of $440 per ounce or more. Its production is also subject to a gross revenue royalty of 3.0%, reduced to 1.5% after $75.0 million has been paid.

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

Operating lease commitments
The Company's principal lease commitments are for equipment and office premises. The Company incurred $1.4 million in rental expense in 2000, net of $1.6 million in rental income related to office subleases. The Company's commitments under the remaining terms of the leases are approximately $9.6 million, payable as follows: $2.0 million in 2001, $2.0 million in 2002, $1.6 million in 2003, $1.5 million in 2004, $1.0 million in 2005 and $1.5 million thereafter.

Summa
In September 1992, the Summa Corporation commenced a lawsuit against Echo Bay Exploration Inc. and Echo Bay Management Corporation, indirect subsidiaries of the Company, alleging improper deductions in the calculation of royalties payable over several years of production at the McCoy/Cove and Manhattan mines. The matter was tried in the Nevada State Court in April 1997, with Summa claiming more than $13 million in damages, and, in September 1997, judgement was rendered for the Echo Bay companies. The decision was appealed by Summa to the Supreme Court of Nevada, which heard the matter on November 9, 1999.

On April 26, 2000, the Supreme Court of Nevada reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order". The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000 and remanded to the lower court for consideration of other defenses and arguments put forth by the Echo Bay defendants. The Echo Bay defendants filed a petition for a hearing before the full Court and on December 22, 2000, the Court recalled its previous decision. Both the Echo Bay defendants and their counsel believe that grounds exist to modify or reverse the decision. The Company has $1.6 million accrued related to the Summa litigation. If the appellate reversal of the trial decision is maintained and the trial court, on remand, were to dismiss all the Echo Bay defenses, the royalty calculation at McCoy/Cove would change and additional royalties would be payable.

                              ECHO BAY MINES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

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

Security for reclamation
Certain of the Company's subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities. Early in 2001, regulators formally called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The subsidiaries disagree with the regulators' position and believe that they qualify under the criteria set out for corporate guarantees and will oppose the regulatory decision. Although the outcome cannot be predicted, the Company and their counsel believe that the Company will prevail.

                         QUARTERLY FINANCIAL HIGHLIGHTS

                                  (Unaudited)

               (millions of U.S. dollars except per share data)

                                                                             Net Earnings    Earnings (Loss)
                                                                 Revenue           (Loss)         per Share
------------------------------------------------------------------------------------------------------------
2000
First quarter                                                  $    51.8        $    (2.7)        $    (0.04)
Second quarter                                                      84.3             10.2               0.04
Third quarter                                                       76.4              9.0               0.04
Fourth quarter                                                      68.5              2.1              (0.02)
------------------------------------------------------------------------------------------------------------
Total                                                          $   281.0        $    18.6         $     0.02
============================================================================================================

1999
First quarter                                                  $    48.8        $    (5.1)        $    (0.06)
Second quarter                                                      50.9             (7.0)             (0.07)
Third quarter                                                       54.2            (19.9)             (0.17)
Fourth quarter                                                      56.5             (5.3)             (0.06)
------------------------------------------------------------------------------------------------------------
Total                                                          $   210.4        $   (37.3)        $    (0.36)
============================================================================================================

Net earnings (loss) and per share amounts include the loss on the sale of the Company's interest in Paredones Amarillos of $13.8 million in the third quarter of 1999. See note 10 to the consolidated financial statements.

    ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

None.

                                    PART III

                       ITEM 10-DIRECTORS OF THE REGISTRANT

The information about the directors of the Company required by this item is located in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year, and is incorporated herein by reference. Information about the executive officers of the Company required by this item appears in Part I of this Annual Report on Form 10-K.

                         ITEM 11-EXECUTIVE COMPENSATION

The information required by this item will appear in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year, and is incorporated herein by reference.

           ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

The information required by this item will appear in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year, and is incorporated herein by reference.

             ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year, and is incorporated herein by reference.

                                     PART IV

                     ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

1.     Financial Statements included in Part II, Item 8 Echo Bay Mines Ltd.

                                                                                                              Page
                                                                                                              ----
Management's Responsibility For Financial Reporting..............................................................58
Report Of Independent Chartered Accountants......................................................................59
Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Difference........................................59
Consolidated Balance Sheets......................................................................................60
Consolidated Statements Of Operations............................................................................61
Consolidated Statements Of Deficit...............................................................................61
Consolidated Statements Of Cash Flow.............................................................................62
Notes to Consolidated Financial Statements.......................................................................63

2.     Financial Statement Schedules included in Part IV
       All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits required to be filed by Item 601 of Regulation S-K Exhibits 21, 23.1 and 24 are filed herewith. All other exhibits are incorporated by reference as indicated below.

        Exhibit
          No.            Exhibit Description
        -------          -------------------

          3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 2-84687).

          3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 2-84687).

          4.1 Shelf registration statement, as amended, dated February 12, 1998 (incorporated herein by reference to Registration Statement 333-35857 and amendments thereto).

          4.2 Indenture and First Supplemental Indenture between Echo Bay Mines Ltd. and Bankers Trust Company and Global Security for 11% Capital Securities dated March 27, 1997 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on March 31, 1997).

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

         10.7 Second Amended and Restated Gold Bullion Loan Agreement dated as of February 11, 1999 (incorporated herein by reference to exhibit 10.7 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1999).

         21         Subsidiaries of the Registrant.

         23.1       Consent of Ernst & Young LLP.

         24         Power of Attorney.


(b)      Reports on Form 8-K

         None filed in the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ECHO BAY MINES LTD.


                                       By: /s/ Robert L. Leclerc
                                           ---------------------------
                                           Robert L. Leclerc, Chairman,
                                           Chief Executive Officer and Director

                                       Date: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

       Signature                           Title                           Date

/s/ Robert L. Leclerc              Chairman, Chief Executive Officer  March 30, 2001
------------------------------     and Director
Robert L. Leclerc

/s/ Tom S.Q. Yip                   Vice President, Finance and Chief
------------------------------     Financial Officer
Tom S.Q. Yip

/s/ David A. Ottewell              Controller and Principal Accounting
------------------------------     Officer
David A. Ottewell


* JOHN N. ABELL
* LATHAM C. BURNS
* JOHN G. CHRISTY
* PETER CLARKE
* JOHN F. MCOUAT
* R. GEOFFREY P. STYLES


                                   * A majority of the
                                     Board of Directors


* By   /s/ Lois-Ann L. Brodrick                                       March 30, 2001
       ---------------------------------------------
       Lois-Ann L. Brodrick, Attorney-in-fact


--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC   20549


                                   FORM 10-K
                                   ---------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2000
                       Commission File Number:   1-8542


                              ECHO BAY MINES LTD.
            (Exact name of registrant as specified in its charter)


                                   EXHIBITS

--------------------------------------------------------------------------------

Exhibits 21, 23.1 and 24 are filed herewith. All other exhibits are incorporated by reference as indicated below.


Exhibit No.   Exhibit Description
-----------   -------------------

  3.1         Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) of Registration Statement No.
              2-84687).
  3.2         By-Laws of the Registrant (incorporated herein by reference to
              Exhibit 3(b) of Registration Statement No. 2-84687).
  4.1         Shelf registration statement, as amended, dated February 12, 1998
              (incorporated herein by reference to Registration Statement 333-
              35857 and amendments thereto).
  4.2         Indenture and First Supplemental Indenture between Echo Bay Mines
              Ltd. and Bankers Trust Company and Global Security for 11% Capital
              Securities dated March 27, 1997 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on March 31, 1997).
  10.1        Employee Share Incentive Plan (incorporated herein by reference to
              Exhibit 10(n) of Registration Statement No. 2-84687).
  10.2        Amendment dated February 18, 1986, to the Employee Share Incentive
              Plan described in 10.1 above (incorporated herein by reference to
              Exhibit 10.29 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1986).
  10.3        Director Equity Plan and amendment to Employee Share Incentive
              Plan (incorporated herein by reference to Registration Statement on Form S-8, file No. 33-91696).
  10.4        Employment Agreement dated May 10, 1996 with Robert L. Leclerc
              (incorporated herein by reference to exhibit 10.6 of the report on
              Form 10-K of file No. 1-8542 for the year ended December 31,
              1996).
  10.5        Employee Share Incentive Plan and Restricted Share Grant Plan
              (incorporated herein by reference to Registration Statement on
              Form S-8, file No. 333-31835).
  10.6        Registration Statement dated May 14, 1998 (incorporated herein by reference to Registration Statement on Form S-3, file No. 333-
              52613 and amendments thereto).
  10.7        Second Amended and Restated Gold Bullion Loan Agreement, dated as of February 11, 1999 (incorporated herein by reference to exhibit
              10.7 of the report on Form 10-K of file No. 1-8542 for the year ended December 31, 1998).
  21          Subsidiaries of the Registrant.
  23.1        Consent of Ernst & Young LLP.
  24          Power of Attorney.