Form 10-Q
period 2001-03-31
ECHO BAY MINES LTD
filed 2001-05-04
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        Commission File Number  1-8542
                                               --------

                              ECHO BAY MINES LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


   Incorporated under the laws
          of Canada                                       None
  -------------------------------                   --------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


Suite 540, 6400 S. Fiddlers Green Circle
            Englewood, CO                                80111-4957
----------------------------------------            --------------------
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

                           Yes     X      No
                                -------      -------

      Title of Class                      Shares Outstanding as of
----------------------------                     May 4, 2001
      Common Shares                      ----------------------------
without nominal or par value                     140,607,145


================================================================================

                              ECHO BAY MINES LTD.

                                     INDEX

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

  ITEM 1. Condensed Financial Statements (Unaudited).......................................................    1

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............   11

PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings................................................................................   24

  ITEM 6. Exhibits and Reports on Form 8-K.................................................................   24

SIGNATURE..................................................................................................   25


                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)


CONSOLIDATED BALANCE SHEET                                                              March 31                 December 31
thousands of U.S. dollars                                                                   2001                        2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $  14,569                   $  14,269
 Short-term investments                                                                    2,079                       2,186
 Interest and accounts receivable                                                          3,729                       3,022
 Inventories (note 2)                                                                     38,896                      39,443
 Prepaid expenses and other assets                                                         8,411                      14,031
----------------------------------------------------------------------------------------------------------------------------
                                                                                          67,684                      72,951

Plant and equipment (note 3)                                                             137,405                     138,527
Mining properties (note 3)                                                                57,304                      63,499
Long-term investments and other assets                                                    20,818                      20,868
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 283,211                   $ 295,845
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                              $  26,751                   $  26,073
 Income and mining taxes payable                                                           5,208                       5,780
 Debt and other financings (note 4)                                                       22,750                      26,500
 Deferred income (note 5)                                                                  6,617                       9,651
----------------------------------------------------------------------------------------------------------------------------
                                                                                          61,326                      68,004

Debt and other financings (note 4)                                                         6,017                       6,032
Deferred income (note 5)                                                                  45,180                      50,698
Other long-term obligations                                                               49,814                      49,632
Deferred income taxes                                                                      3,518                       4,694

Commitments and contingencies (notes 1, 10 and 11)

Common shareholders' equity:
 Common shares, no par value, unlimited number authorized;
   140,607,145 shares issued and outstanding                                             713,343                     713,343
 Capital securities (note 6)                                                             144,601                     140,076
 Deficit                                                                                (712,217)                   (711,680)
 Foreign currency translation                                                            (28,371)                    (24,954)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         117,356                     116,785
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 283,211                   $ 295,845
============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF OPERATIONS                                                                       Three months ended
thousands of U.S. dollars,                                                                                           March 31
except for per share data                                                                         2001                   2000
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                                       $ 64,461               $ 51,797
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                                                                44,623                 30,209
 Royalties                                                                                       1,303                  1,562
 Production taxes                                                                                  113                    525
 Depreciation and amortization                                                                  10,898                 11,698
 Reclamation and mine closure                                                                    1,643                  2,269
 General and administrative                                                                      1,603                  1,586
 Exploration and development                                                                       851                  6,023
 Interest and other (note 7)                                                                       290                  2,023
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                61,324                 55,895
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                                              3,137                 (4,098)
-----------------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery):
 Current                                                                                           184                     75
 Deferred                                                                                         (840)                (1,500)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  (656)                (1,425)
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                           $  3,793               $ (2,673)
=============================================================================================================================
Net loss attributable to common shareholders (note 6)                                         $   (537)              $ (6,298)
=============================================================================================================================
Earnings (loss) per share                                                                     $     --               $  (0.04)
=============================================================================================================================
Weighted average number of shares outstanding (thousands)                                      140,607                140,607
=============================================================================================================================

CONSOLIDATED STATEMENT                                                                                     Three months ended
OF DEFICIT                                                                                                           March 31
thousands of U.S. dollars                                                                         2001                   2000
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                                 $(711,680)             $(714,844)
Net earnings (loss)                                                                              3,793                 (2,673)
Interest on capital securities, net of nil tax effect (note 6)                                  (4,330)                (3,625)
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                       $(712,217)             $(721,142)
=============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                                                                     Three months ended
OF CASH FLOW                                                                                                         March 31
thousands of U.S. dollars                                                                         2001                   2000
-----------------------------------------------------------------------------------------------------------------------------
Cash provided from (used in):

OPERATING ACTIVITIES
 Net cash flows provided from (used in) operating activities                                   $10,494                $(4,133)
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                                                         (6,744)                (4,662)
 Long-term investments and other assets                                                             10                   (395)
 Proceeds on the sale of plant and equipment                                                       216                     44
 Other                                                                                              74                  1,267
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                (6,444)                (3,746)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Debt borrowings                                                                                    --                 10,000
 Debt repayments                                                                                (3,750)                (3,125)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                (3,750)                 6,875
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                               300                 (1,004)
Cash and cash equivalents, beginning of period                                                  14,269                  3,401
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                       $14,569                $ 2,397
=============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.


1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of March 31, 2001 and December 31, 2000 and the consolidated results of operations and cash flow for the three months ended March 31, 2001 and 2000. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Basis of Presentation
The Company's term and revolving credit facility matures in August 2001. The Company is in discussions with lenders to arrange a new borrowing facility but has not yet entered into a final agreement. The Company's ability to borrow is constrained by conditions in the gold mining industry and its recent and currently expected future operating results. Should the Company be unable to arrange a new borrowing facility to replace its maturing facility, it is unlikely that the Company would be able to settle its existing loan with cash from operations or other sources. As a result of these conditions, there is substantial doubt about the Company's ability to continue its operations in the normal course of business. These financial statements are prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Consequently, they do not include any adjustments to the carrying amounts and classifications of assets and liabilities, which may be necessary should the Company not be able to continue to operate in the normal course of business. Management is continuing to discuss replacement financing with its lenders and is confident that a satisfactory agreement will be reached prior to the maturity date of the existing credit facility.

2.  INVENTORIES

                                                                                       March 31                December 31
                                                                                           2001                       2000
--------------------------------------------------------------------------------------------------------------------------
Precious metals  --  bullion                                                        $    15,598                $    18,357
                 --  in-process                                                           9,716                      8,293
Materials and supplies                                                                   13,582                     12,793
--------------------------------------------------------------------------------------------------------------------------
                                                                                    $    38,896                $    39,443
--------------------------------------------------------------------------------------------------------------------------

3.  PROPERTY, PLANT AND EQUIPMENT
Plant and equipment                                                                    March 31                December 31
                                                                                           2001                       2000
--------------------------------------------------------------------------------------------------------------------------
Cost                                                                                $   652,834               $    653,653
Less accumulated depreciation                                                           515,429                    515,126
--------------------------------------------------------------------------------------------------------------------------
                                                                                    $   137,405               $    138,527
--------------------------------------------------------------------------------------------------------------------------

Mining properties                                                                      March 31                December 31
                                                                                           2001                       2000
--------------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                                  $   277,671               $    276,951
Less accumulated amortization                                                           251,405                    248,792
--------------------------------------------------------------------------------------------------------------------------
                                                                                         26,266                     28,159
Development properties' acquisition and development costs                                18,169                     13,532
Deferred mining costs                                                                    12,869                     21,808
--------------------------------------------------------------------------------------------------------------------------
                                                                                    $    57,304               $     63,499
--------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

4.  DEBT AND OTHER FINANCINGS

                                                                                       March 31                December 31
                                                                                           2001                       2000
--------------------------------------------------------------------------------------------------------------------------
Currency loans                                                                          $22,750                    $26,500
Capital securities (note 6)                                                               6,017                      6,032
--------------------------------------------------------------------------------------------------------------------------
                                                                                         28,767                     32,532
Less current portion                                                                     22,750                     26,500
--------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 6,017                    $ 6,032
--------------------------------------------------------------------------------------------------------------------------

5.  DEFERRED INCOME
                                                                                       March 31                December 31
                                                                                           2001                       2000
--------------------------------------------------------------------------------------------------------------------------
Modification of hedging contracts                                                       $34,526                    $39,336
Premiums received on gold and silver option contracts                                    16,920                     20,310
Other                                                                                       351                        703
--------------------------------------------------------------------------------------------------------------------------
                                                                                         51,797                     60,349
Less current portion                                                                      6,617                      9,651
--------------------------------------------------------------------------------------------------------------------------
                                                                                        $45,180                    $50,698
--------------------------------------------------------------------------------------------------------------------------

6.  CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods.
During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities. Interest deferred to date amounts to $50.6 million at March 31, 2001 and is payable no later than April 1, 2003 together with any additional compounded or deferred interest up to that date. Although the Company has the contractual right to issue shares in settlement of this obligation, market conditions in 2003 will determine the Company's ability to settle through the delivery and sale of common shares.

7.  INTEREST AND OTHER

                                                                                                         Three months ended
                                                                                                                   March 31
                                                                                           2001                        2000
---------------------------------------------------------------------------------------------------------------------------
Interest income                                                                           $(358)                     $ (232)
Interest expense                                                                            795                       1,408
Other                                                                                      (147)                        847
---------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 290                      $2,023
---------------------------------------------------------------------------------------------------------------------------

8. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
U.S. GAAP financial statements
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                              ECHO BAY MINES LTD.

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                                                                         Three months ended
                                                                                                                   March 31
                                                                                           2001                        2000
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                                                 $ 3,793                     $(2,673)
Change in market value of foreign exchange contracts                                     (1,479)                        286
Change in market value of option contracts                                               (1,008)                         --
Transition adjustment on adoption of FAS 133                                             (3,090)                         --
Additional interest expense on capital securities                                        (4,330)                     (3,625)
Amortization of deferred financing on capital securities                                   (158)                       (158)
Unrealized loss on gold call options sold                                                    --                          (3)
---------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                                $(6,272)                    $(6,173)
---------------------------------------------------------------------------------------------------------------------------
Loss per share under U.S. GAAP                                                          $ (0.04)                    $ (0.04)
---------------------------------------------------------------------------------------------------------------------------

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.


                                               Canadian    Capital    Derivative              U.S.
March 31, 2001                                   GAAP    Securities    Contracts    Other     GAAP
----------------------------------------------------------------------------------------------------
Short-term investments                         $  2,079  $       --   $       --   $ 1,021  $  3,100
Long-term investments and other assets           20,818         633      (14,997)       --     6,454
Gold and other financings                        28,767      93,983           --        --   122,750
Deferred income                                  51,797          --      (51,797)       --        --
Other long-term obligations                      49,814      50,618        2,061        --   102,493
Common shares                                   713,343          --           --    36,428   749,771
Capital securities                              144,601    (114,601)          --        --        --
Deficit                                         712,217        (633)       2,198    36,400   750,182
Shareholders' equity                            117,357    (143,968)      34,739     1,049     9,177
----------------------------------------------------------------------------------------------------

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

                                                                                                         Three months ended
                                                                                                                   March 31
                                                                                           2001                        2000
---------------------------------------------------------------------------------------------------------------------------
Net loss under U.S. GAAP                                                                $(6,272)                    $(6,173)
Other comprehensive income (loss), after a nil income tax effect:
 Unrealized gain (loss) arising during period                                               289                          --
 Gain realized in net income                                                             (2,297)                         --
 Foreign currency translation adjustments                                                (3,417)                       (296)
 Transition adjustment on implementation of FAS 133                                      39,234                          --
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                        33,809                        (296)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                             $27,537                     $(6,469)
---------------------------------------------------------------------------------------------------------------------------

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive income (loss), as follows.

                                                                                       March 31                 December 31
                                                                                           2001                        2000
---------------------------------------------------------------------------------------------------------------------------
Unrealized gain/(loss) on share investments                                            $  1,021                    $    732
Modification of derivative contracts                                                     36,937                          --
Foreign currency translation                                                            (28,371)                    (24,954)
---------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                                          $  9,587                    $(24,222)
---------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

Derivative instruments and hedging activities
On January 1, 2001, the Company implemented FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statement requires all derivative instruments to be recognized at fair value on the balance sheet. The changes in fair value are accounted for through earnings unless the instrument qualifies for special hedge accounting treatment. The Company has not designated any derivative contracts as hedges. The Company enters into derivative contracts to reduce the risk of changes in the price of gold, silver and foreign currencies. The majority of these contracts are forward sales that qualify for exception from Statements No. 133 and 138 under the normal purchase and sales provision. Derivative instruments held by the Company that do not qualify for the normal purchase and sale exception would be recognized at fair value on the balance sheet with changes in fair value recorded in earnings. Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts would be deferred in accumulated other comprehensive income until the formerly hedged items are recorded in earnings. The transition adjustment recorded under U.S. GAAP at January 1, 2001 would have decreased assets by $18.3 million, decreased liabilities by $54.4 million, increased accumulated other comprehensive income by $39.2 million and decreased net earnings by $3.1 million.

9.  SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the first quarter of 2001, the Company had four operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; Kettle River in Washington, USA; and Lupin in the Nunavut Territory of Canada. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

                                                                                                          Three months ended
                                                                                                                    March 31
Gold Production (ounces)                                                                          2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                                                           100,368                71,954
McCoy/Cove                                                                                      22,303                43,146
Lupin                                                                                           37,954                    --
Kettle River                                                                                    12,845                25,070
----------------------------------------------------------------------------------------------------------------------------
Total gold                                                                                     173,470               140,170
----------------------------------------------------------------------------------------------------------------------------

Silver Production (ounces) - all from McCoy/Cove                                             1,558,529             3,842,946
----------------------------------------------------------------------------------------------------------------------------

                                                                                                          Three months ended
                                                                                                                   March 31
Cash Operating Costs per Ounce of Gold Produced                                                   2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Round Mountain                                                                                   $ 185                 $ 185
McCoy/Cove                                                                                         257                   149
Lupin                                                                                              217                    --
Kettle River                                                                                       242                   227
----------------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                                                            $ 212                 $ 171
----------------------------------------------------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                                                                                                           Three months ended
Reconciliation of Cash Operating                                                                                     March 31
 Costs per Ounce to Financial Statements                                                          2001                   2000
-----------------------------------------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                                                              $ 18,235               $ 11,486
  McCoy/Cove                                                                                    15,018                 13,961
  Lupin                                                                                          7,819                     --
  Kettle River                                                                                   3,551                  4,762
-----------------------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements                                                  44,623                 30,209
Change in finished goods inventories and other                                                    (896)                 4,021
Co-product cost of silver produced                                                              (6,951)               (10,261)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                          $ 36,776               $ 23,969
-----------------------------------------------------------------------------------------------------------------------------
Gold ounces produced                                                                           173,470                140,170
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs per ounce                                                                $    212               $    171
-----------------------------------------------------------------------------------------------------------------------------

The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

                                                                                                          Three months ended
                                                                                                                    March 31
                                                                                                  2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Total gold and silver revenue                                                                  $64,461               $51,797
Average gold price realized per ounce                                                          $   310               $   320
Average silver price realized per ounce                                                        $  5.28               $  5.80
----------------------------------------------------------------------------------------------------------------------------

10.  HEDGING ACTIVITIES AND COMMITMENTS
Gold commitments
The Company's gold forward sales positions at March 31, 2001 were as follows.

                                             Forward               Price of
                                               Sales           Forward Sale
                                            (ounces)            (per ounce)
---------------------------------------------------------------------------
Remainder of 2001                             45,000                   $302
2002                                          60,000                    302
2003                                          60,000                    302
2004                                          60,000                    302
2005                                          15,000                    302
---------------------------------------------------------------------------
                                             240,000                   $302
---------------------------------------------------------------------------

The Company's gold option positions at March 31, 2001 were as follows.

                            Call Options Purchased             Call Options Sold
                           -----------------------             -----------------
                                      Strike Price                  Strike Price
                              Ounces     per Ounce           Ounces    per Ounce
--------------------------------------------------------------------------------
Remainder of 2001             45,000          $360               --        $  --
2002                          60,000           360               --           --
2003                          60,000           360               --           --
2004                          60,000           360               --           --
2005                         120,000           395          105,000          340
--------------------------------------------------------------------------------
                             345,000          $372          105,000         $340
--------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

Currency position
At March 31, 2001, the Company had an obligation under foreign currency exchange contracts to purchase C$15 million in the remainder of 2001 at an exchange rate of C$1.46 to U.S.$1.00.

Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at March 31, 2001 and December 31, 2000.

                                                                       March 31, 2001            December 31, 2000
                                                    ---------------------------------   ----------------------------
                                                        Carrying            Estimated      Carrying      Estimated
                                                          Amount           Fair Value        Amount     Fair Value
--------------------------------------------------------------------------------------------------------------------
Gold forward sales                                     $      --              $ 6,500      $     --       $  5,700
Silver forward sales                                          --                   --            --          1,800
Gold options    -  puts purchased                             --                   --            --             --
                -  calls sold                             (3,000)              (1,300)       (3,000)        (2,200)
                -  puts sold                                  --                   --            --             --
                -  calls purchased                         6,200                1,200         6,800          2,400
Silver options  -  puts purchased                             --                   --         1,200          1,400
                -  puts sold                                  --                   --        (1,300)          (400)
                -  calls purchased                            --                   --           700             --
Foreign currency contracts                                    --                 (700)           --           (300)
--------------------------------------------------------------------------------------------------------------------
                                                                              $ 5,700                     $  8,400
--------------------------------------------------------------------------------------------------------------------

Fair values are estimated based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

11.  OTHER COMMITMENTS AND CONTINGENCIES
Summa
In September 1992, Summa Corporation commenced a lawsuit against Echo Bay Exploration Inc. and Echo Bay Management Corporation, indirect subsidiaries of the Company, alleging improper deductions in the calculation of royalties payable over several years of production at the McCoy/Cove and Manhattan mines. The matter was tried in the Nevada State Court in April 1997, with Summa claiming more than $13 million in damages, and, in September 1997, judgement was rendered for the Echo Bay companies, with the Nevada State Court finding that the Echo Bay companies had calculated the royalties correctly, in compliance with an agreement which the court found unambiguous.

The decision was appealed by Summa to the Supreme Court of Nevada and on April 26, 2000, the court reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order". The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000. The Echo Bay defendants then filed for a petition for review of the panel decision by the full Court. On April 3, 2001, the full court issued an order reversing the decision of the panel. The full court noted, however, that the trial court had failed to consider the testimony of one of Summa's trial witnesses and remanded the case to the trial court for a redetermination of the meaning of the contract. The other defences and arguments put forth by the Echo Bay defendants, which the trial court originally elected not to consider, may now also be considered. The Echo Bay defendants disagree that the trial court failed to consider the testimony in question. The evidence was in fact considered and addressed in an alternate finding of that court. Accordingly, the Supreme Court is now being asked to review this one matter and reinstate the decision of the trial court. It is not known when the Supreme Court will rule on this request.

The Company has $1.5 million accrued related to the Summa matter. If Summa were ultimately to prevail, the royalty calculation at McCoy/Cove would change and additional royalties would be payable.

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

Security for reclamation
Certain of the Company's subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities. Early in 2001, regulators formally called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The subsidiaries disagree with the regulators' position and believe that they qualify under the criteria set out for corporate guarantees and will oppose the regulatory decision. Although the outcome cannot be predicted, the Company and its counsel believe that the Company will prevail.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 2001
                                (U.S. dollars)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $279 per ounce in 2000 and $264 per ounce during the first quarter of 2001.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

The Company's hedge position as of March 31, 2001 partially protects the Company against gold price declines in the years 2001 through 2005. For the remainder of 2001, this position includes forward sales of approximately 45,000 ounces at a forward price of $302 per ounce. For the years 2002 through 2005, the Company has forward sales totaling 195,000 ounces of gold at a forward price of $302 per ounce. See note 10 to the interim consolidated financial statements.

The Company continues to defer a final construction decision on Aquarius, a planned gold mine in Ontario, Canada.

The Company's exploration efforts are focused on projects principally located in North America where the Company already has extensive gold mining infrastructure.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 6 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its semi-annual interest payments to holders of the capital securities. The deferred interest accrued at March 31, 2001, totaling $50.6 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares. Although the Company has the contractual right to issue shares in settlement of this obligation, market conditions in 2003 will determine the Company's ability to settle through the delivery and sale of common shares.

LIQUIDITY AND CAPITAL RESOURCES
Net cash flow provided from operating activities was $10.5 million for the first quarter of 2001 compared to net cash used in operating activities of $4.1 million for the first quarter of 2000. The 2001 results compared to 2000 reflect increased gold and silver cash revenue ($14.2 million), Lupin start-up costs in 2000 ($4.8 million) and increases in inventories in 2000 ($12.1 million). These factors were partially offset by increased operating costs in 2001 ($14.2 million) related to Lupin operations and increased fuel and related costs.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                                March 31, 2001
                                (U.S. dollars)

Net cash used in investing activities was $6.4 million in the first quarter of 2001, primarily related to mining properties, plant and equipment.

Net cash used in financing activities included $3.8 million for loan repayments in the first quarter of 2001.

At March 31, 2001, the Company had $14.6 million in cash and cash equivalents and $2.1 million in short-term investments.

At March 31, 2001, the Company's current debt was $22.8 million and its long-term debt was $6.0 million.

The Company's existing term and revolving credit facilities expire in August 2001. The Company currently has $19.0 million outstanding under its revolving credit facility. Based on the current trailing 90-day average spot price of gold, the Company is restricted to a minimal amount of additional borrowing capacity. However, assuming current spot prices of gold and silver and the anticipated production from the mines for the rest of 2001, the Company does not expect to draw on this facility before its maturity in August. The Company believes it is currently in compliance with the credit facility covenants. The Company is in discussions with lenders to arrange a new borrowing facility but has not yet entered into a final agreement. The Company's ability to borrow is constrained by conditions in the gold mining industry and its recent and currently expected future operating results. Should the Company be unable to arrange a new borrowing facility to replace its maturing facility, it is unlikely that the Company would be able to settle its existing loan with cash from operations or other sources. As a result of these conditions, there is substantial doubt about the Company's ability to continue its operations in the normal course of business.

At March 31, 2001, the fair value of the Company's hedge portfolio was $5.7 million, which is within the predetermined margin limits. Margin deposits could be required by certain counterparties if the fair value of the hedge portfolio were less than the predetermined margin threshold.

For the full year 2001, the Company expects to incur $22 million in capital expenditures, of which $10 million has been incurred in the first quarter of 2001. The Company will rely on its operating cash flow to fund the remainder of its planned 2001 capital expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price and the cost structure at the Company's operating mines.

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

FINANCIAL REVIEW
The Company reported first quarter net earnings of $3.8 million compared with a net loss of $2.7 million in the first quarter of 2000. On a per share basis, the Company had breakeven net earnings for the quarter compared to a net loss of $0.04 in 2000. The 2001 results compared to 2000 reflect increased sales volume ($15.4 million), Lupin start-up costs in 2000 ($4.8 million) and lower interest expense ($1.7 million). These factors were partially offset by increased operating costs ($14.4 million) and lower gold and silver prices realized ($2.7 million).

Gold production increased 24% to 173,470 ounces in the first quarter of 2001 compared to 140,170 ounces in the first quarter of 2000. Increased production reflects the contribution of the Lupin mine of 37,954 ounces, higher mill throughput and leach pad production at Round Mountain, partially offset by the processing of low-grade stockpiles at McCoy/Cove and lower mill throughput at Kettle River. Silver production from McCoy/Cove was 1.6 million ounces, 58% less than the 3.8 million ounces produced in 2000, reflecting the processing of low-grade stockpiles. Open pit mining was completed at McCoy/Cove in 2000.

Cash operating costs were $212 per ounce of gold in the first quarter of 2001, versus $171 in the first quarter of 2000. The increase was primarily a result of lower production at McCoy/Cove and higher fuel and related costs at Round Mountain. Total production costs were $278 per ounce in the first quarter of 2001, versus $252 per ounce in the first quarter of 2000.

The term ounce as used in this Form 10-Q means "troy ounce".

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                                                                         Three months ended
                                                                                                                   March 31
Revenue Data                                                                                     2001                  2000
---------------------------------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                                                                  172,086               116,794
 Average price realized/ounce - revenue basis                                              $      310            $      320
 Average price realized/ounce - cash basis (1)                                             $      290            $      301
 Average market price/ounce                                                                $      264            $      290
 Revenue (millions of U.S. $)                                                              $     53.4            $     37.4
 Percentage of total revenue                                                                       83%                   72%
Silver
------
 Ounces sold                                                                                2,093,815             2,488,007
 Average price realized/ounce - revenue basis                                              $     5.28            $     5.80
 Average price realized/ounce - cash basis (1)                                             $     6.02            $     5.67
 Average market price/ounce                                                                $     4.56            $     5.20
 Revenue (millions of U.S. $)                                                              $     11.1            $     14.4
 Percentage of total revenue                                                                       17%                   28%
---------------------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)                                                   $     64.5            $     51.8
---------------------------------------------------------------------------------------------------------------------------

(1) Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis
2001 vs. 2000                                       Three months ended
(millions of U.S. dollars)                                    March 31
-----------------------------------------------------------------------
Lower gold prices                                                $(1.7)
Lower silver prices                                               (1.0)
Change in volume                                                  15.4
-----------------------------------------------------------------------
Increase in revenue                                              $12.7
-----------------------------------------------------------------------

Production Costs
Production cost data per ounce of gold is set out below.

                                                                                                           Three months ended
Production Costs per                                                                                                 March 31
Ounce of Gold Produced                                                                            2001                   2000
-----------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                                                            $ 206                  $ 192
 Deferred stripping and mine development costs                                                      11                    (13)
 Inventory movements and other                                                                      (5)                    (8)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                               212                    171
 Royalties                                                                                           6                      7
 Production taxes                                                                                    1                      3
-----------------------------------------------------------------------------------------------------------------------------
Total cash costs                                                                                   219                    181
 Depreciation                                                                                       38                     38
 Amortization                                                                                       13                     22
 Reclamation and mine closure                                                                        8                     11
-----------------------------------------------------------------------------------------------------------------------------
Total production costs                                                                           $ 278                  $ 252
-----------------------------------------------------------------------------------------------------------------------------

Expenses

Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $212 per ounce of gold in the first quarter of 2001 and $171 in the first quarter of 2000. See "Operations Review."

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                                                                    Three months ended
thousands of U.S. dollars,                                                                                           March 31
except per ounce amounts                                                                          2001                   2000
-----------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                                                      $ 44,623               $ 30,209
Change in finished goods inventory and other                                                      (896)                 4,021
Co-product cost of silver produced                                                              (6,951)               (10,261)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                                                          $ 36,776               $ 23,969
-----------------------------------------------------------------------------------------------------------------------------
Gold ounces produced                                                                           173,470                140,170
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs per ounce                                                                $    212               $    171
-----------------------------------------------------------------------------------------------------------------------------

Reserve estimates
The prices used in estimating the Company's ore reserves at December 31, 2000 were $300 per ounce of gold and $5.00 per ounce of silver. The market price for gold has for more than three years traded, on average, below the level used in estimating reserves at December 31, 2000. If the market price for gold were to continue at such

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

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

OPERATIONS REVIEW
Operating data by mine is set out below.

                                                                                                          Three months ended
                                                                                                                    March 31
Operating Data by Mine                                                                            2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
------------------------
 (a)  Round Mountain (50%)                                                                     100,368                71,954
 (b)  McCoy/Cove                                                                                22,303                43,146
 (c)  Lupin                                                                                     37,954                    --
 (d)  Kettle River                                                                              12,845                25,070
----------------------------------------------------------------------------------------------------------------------------
Total gold                                                                                     173,470               140,170
----------------------------------------------------------------------------------------------------------------------------

Silver production (ounces)
--------------------------
 (b)  McCoy/Cove                                                                             1,558,529             3,842,946
----------------------------------------------------------------------------------------------------------------------------
Total silver                                                                                 1,558,529             3,842,946
----------------------------------------------------------------------------------------------------------------------------

Gold production increased 24% to 173,470 ounces in the first quarter of 2001 compared to 140,170 ounces in the first quarter of 2000. Increased production reflects the contribution of the Lupin mine of 37,954 ounces, higher mill throughput and leach pad production at Round Mountain, partially offset by decreased mill grades and recoveries at McCoy/Cove and lower mill throughput at Kettle River. Silver production from McCoy/Cove was 1.6 million ounces, 58% less than the 3.8 million ounces produced in 2000, reflecting decreased grades and recoveries. For the full year 2001, the Company's production targets are 570,000 gold ounces and 5 million silver ounces.

                                                                                                          Three months ended
                                                                                                                    March 31
Operating Data by Mine                                                                            2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
----------------------------------------
 (a)  Round Mountain                                                                             $ 185                 $ 185
 (b)  McCoy/Cove                                                                                   257                   149
 (c)  Lupin                                                                                        217                    --
 (d)  Kettle River                                                                                 242                   227
----------------------------------------------------------------------------------------------------------------------------
Company average                                                                                  $ 212                 $ 171
----------------------------------------------------------------------------------------------------------------------------

Cash operating costs were $212 per ounce of gold in the first quarter of 2001, versus $171 in the first quarter of 2000. The increase was primarily a result of lower production at McCoy/Cove and higher fuel and related costs at Round Mountain. The Company has targeted consolidated cash operating costs of $225 per ounce of gold produced for the full year 2001.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

(a)  Round Mountain, Nevada (50% owned)

                                                                                                           Three months ended
                                                                                                                     March 31
OPERATING DATA                                                                                    2001                   2000
-----------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
  Heap leached - reusable pad (50%)                                                             27,250                 17,768
  Heap leached - dedicated pad (50%)                                                            40,687                 32,373
  Milled (50%)                                                                                  32,431                 19,878
  Other (50%)                                                                                       --                  1,935
                                                                                              --------               --------
  Total (50%)                                                                                  100,368                 71,954
Mining cost/ton of ore and waste                                                              $   0.85               $   0.83
Heap leaching cost/ton of ore                                                                 $   0.70               $   0.57
Milling cost/ton of ore                                                                       $   3.00               $   2.90
Production cost per ounce of gold produced:
  Direct mining expense                                                                       $    166               $    215
  Deferred stripping costs                                                                          21                    (19)
  Inventory movements and other                                                                     (2)                   (11)
                                                                                              --------               --------
   Cash operating costs                                                                            185                    185
  Royalties                                                                                         11                     11
  Production taxes                                                                                   1                      1
                                                                                              --------               --------
   Total cash cost                                                                                 197                    197
  Depreciation                                                                                      36                     46
  Amortization                                                                                      15                     18
  Reclamation and mine closure                                                                       9                      9
                                                                                              --------               --------
   Total production costs                                                                     $    257               $    270
                                                                                              --------               --------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                                                               27,762                 27,938
  Total ore processed (000 tons) (100%)                                                          2,526                  2,542
  Grade (ounce/ton)                                                                              0.038                  0.026
  Recovery rate (%)                                                                               79.8                   58.5
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                                                              147,407                145,275
  Total ore processed (000 tons) (100%)                                                         13,414                 13,220
  Grade (ounce/ton)                                                                              0.011                  0.011
  Recovery rate (1)
Milled:
  Ore processed (tons/day) (100%)                                                                9,880                  8,063
  Total ore processed (000 tons) (100%)                                                            899                    734
  Grade (ounce/ton)                                                                              0.089                  0.046
  Recovery rate (%)                                                                               85.5                   84.4
-----------------------------------------------------------------------------------------------------------------------------

(1) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

The Company has a 50 percent ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The mine had a record production quarter, which is attributable to the benefits of placing more ore on the dedicated pads during the fourth quarter of 2000, better grades on the reusable pads and higher tonnage processed through the mill. The Company's share of mine production was 100,368 ounces for the quarter compared with

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

71,954 ounces in 2000. Cash operating costs for the quarter were $185 per ounce, the same as the previous year. The higher production help offset the increase in fuel and related costs experienced this year.

During the quarter, a new fleet of eight 240-ton haul trucks was commissioned replacing several older 85-ton and 150-ton haul trucks. These trucks will help maintain a low cost profile, as the pit becomes deeper and haul distances become longer.

During the quarter, a $1.2 million exploration program began which includes further drilling, target identification and other activity in the large area of mutual interest surrounding Round Mountain

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

(b)  McCoy/Cove, Nevada (100% owned)

                                                                                                             Three months ended
                                                                                                                       March 31
OPERATING DATA                                                                                     2001                    2000
-------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                                                          17,978                  28,698
 Heap leached                                                                                     4,325                  14,448
                                                                                             ----------              ----------
 Total gold                                                                                      22,303                  43,146
Silver produced (ounces):
 Milled                                                                                       1,495,309               3,615,276
 Heap leached                                                                                    63,220                 227,670
                                                                                             ----------              ----------
 Total silver                                                                                 1,558,529               3,842,946
Mining cost/ton of ore and waste                                                             $       --              $     0.73
Milling cost/ton of ore                                                                      $     6.42              $     6.79
Heap leaching cost/ton of ore                                                                $       --              $     1.72
Production cost per ounce of gold produced:
 Direct mining expense                                                                       $      255              $      166
 Deferred stripping costs                                                                             7                     (11)
 Inventory movements and other                                                                       (5)                     (6)
                                                                                             ----------              ----------
   Cash operating costs                                                                             257                     149
 Royalties                                                                                            1                       4
 Production taxes                                                                                    --                       3
                                                                                             ----------              ----------
   Total cash cost                                                                                  258                     156
 Depreciation                                                                                        50                      24
 Amortization                                                                                         8                      28
 Reclamation and mine closure                                                                        --                      11
                                                                                             ----------              ----------
   Total production costs                                                                    $      316              $      219
                                                                                             ----------              ----------
Average gold-to-silver price ratio (1)                                                           57.7:1                  55.8:1
Milled:
 Ore processed (tons/day)                                                                        11,838                  11,200
 Total ore processed (000 tons)                                                                   1,077                   1,019
 Gold grade (ounce/ton)                                                                           0.043                   0.061
 Silver grade (ounce/ton)                                                                          2.57                    5.10
 Gold recovery rate (%)                                                                            44.6                    55.7
 Silver recovery rate (%)                                                                          64.9                    72.3
Heap leached:
 Ore processed (tons/day)                                                                            --                  10,874
 Total ore processed (000 tons)                                                                      --                     990
 Gold grade (ounce/ton)                                                                              --                   0.027
 Silver grade (ounce/ton)                                                                            --                    1.07
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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)


At McCoy/Cove in Nevada, gold production was 22,303 ounces for the quarter compared with 43,146 ounces in 2000 and silver production amounted to 1.6 million ounces compared with 3.8 million ounces in the prior year. Open pit mining was completed in 2000 and now production comes primarily from a large stockpile of low-grade ore. Cash operating costs per ounce were $257 compared with $149 in 2000, reflecting a 48% decrease in gold production and a 58% decrease in silver production.

Underground mining at Cove South Deep should be completed in the second quarter of 2001 with total production meeting the target of 40,000 equivalent gold ounces.

Reclamation on a further 50 acres was completed during the quarter, bringing the total number of acres on which reclamation is underway to more than 1,600. Re-contouring waste dumps and seeding, the two key components of surface reclamation, are expected to continue for another two years.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

(c)  Lupin, Nunavut, Canada  (100% owned)

                                                                                                Three months ended
                                                                                                          March 31
OPERATING DATA                                                                           2001                 2000
---------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                                                 37,954                   --
Mining cost/ton of ore                                                              C$  44.82              C$   --
Milling cost/ton of ore                                                             C$  14.40              C$   --
Production cost per ounce   of gold produced:
 Canadian dollars:
  Direct mining expense                                                             C$    379              C$   --
  Deferred mine development costs                                                   C$    (12)             C$   --
  Inventory movements and other                                                     C$     --              C$   --
                                                                                     --------               ------
   Cash operating costs                                                             C$    367              C$   --
 U.S. dollars
  Cash operating costs                                                             US$    217             US$   --
  Royalties                                                                                --                   --
  Production taxes                                                                         --                   --
                                                                                     --------               ------
   Total cash costs                                                                       217                   --
 Depreciation                                                                              28                   --
 Amortization                                                                               7                   --
 Reclamation and mine closure                                                              14                   --
                                                                                     --------               ------
   Total production costs                                                          US$    266             US$   --
                                                                                     --------               ------
Milled:
 Ore processed (tons/day)                                                               1,849                   --
 Total ore processed (000 tons)                                                           168                   --
 Grade (ounce/ton)                                                                      0.241                   --
 Recovery rate (%)                                                                       93.4                   --
---------------------------------------------------------------------------------------------------------------------

Gold production for the quarter was 37,954 ounces with cash operating costs of $217 per ounce. The cash operating costs include a $0.9 million benefit ($24 per ounce) from hedging Canadian dollars for Lupin expenditures. A $6.0 million gain was realized when certain contracts were closed during the first quarter of 1997. The gain was deferred and will be recognized through the third quarter of 2001.

An underground hoisting system (called a winze) was completed in April 2001 and will provide a more cost effective method of transporting ore to the bottom of the existing shaft from lower levels of the mine. The winze will also allow for development and mining of the orebody which is defined to 200 meters below the bottom of the hoist position.

Ongoing ramping continues to provide encouraging results, and development of areas below the winze continues to prove up continuity of the ore body in strike length, width and grades. In addition, ongoing exploration continues in the upper portion of the mine.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)


(d)  Kettle River, Washington  (100% owned)

                                                                                                          Three months ended
                                                                                                                    March 31
OPERATING DATA                                                                                    2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                                                          12,845                25,070
Mining cost/ton of ore                                                                         $ 23.89               $ 22.01
Milling cost/ton of ore                                                                        $ 12.01               $ 11.84
Production cost per ounce of gold produced:
 Direct mining expense                                                                         $   211               $   239
 Deferred mine development costs                                                                    --                    --
 Inventory movements and other                                                                      31                   (12)
                                                                                               -------               -------
   Cash operating costs                                                                            242                   227
 Royalties                                                                                          13                    14
 Production taxes                                                                                    1                     1
                                                                                               -------               -------
   Total cash cost                                                                                 256                   242
 Depreciation                                                                                        8                    10
 Amortization                                                                                       40                     8
 Reclamation and mine closure                                                                       15                    15
                                                                                               -------               -------
   Total production costs                                                                      $   319               $   275
                                                                                               -------               -------
Milled:
 Ore processed (tons/day)                                                                          900                 1,508
 Total ore processed (000 tons)                                                                     82                   137
 Grade (ounce/ton)                                                                               0.190                 0.219
 Recovery rate (%)                                                                                82.7                  83.3
----------------------------------------------------------------------------------------------------------------------------

Production for the quarter was 12,845 ounces, down from 25,070 ounces in 2000 reflecting the fact that the mill operated for only two of the three months in
the quarter.   The mill was shut down for January and power that would have otherwise been consumed by the mill was sold back to the local power authority. The Company received approximately $400,000 for the power sale. During the shutdown, the mine performed preventative maintenance that would have ordinarily been performed later in the year. Kettle River is anticipated to meet its 2001 production target.

With the lower production and the benefit of the power sale, cash operating costs per ounce were $242 per ounce compared with $227 per ounce in 2000. The higher cost per ounce reflects the lower production as actual spending was 55% less than 2000.

Underground development and additional exploration of the previously reported north east extension to the K-2 mine is currently being conducted.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

RECENT DEVELOPMENTS
Exploration and development programs
With the ongoing low gold price environment, the Company continues its focused approach to exploration and development activities primarily within close proximity to the existing mine sites as well as in the Western United States and in the Timmins area of Ontario. For the first quarter of 2001, the Company spent $0.7 million on exploration activities. Exploration costs are expensed as incurred.

In 1997, the Company deferred final construction decisions on its planned gold mine, the 100% owned Aquarius in Ontario, Canada. Development holding costs are expensed as incurred. During the first quarter of 2001, the Company expensed $0.2 million in holding costs related to Aquarius.

Summa
In September 1992, Summa Corporation commenced a lawsuit against Echo Bay Exploration Inc. and Echo Bay Management Corporation, indirect subsidiaries of the Company, alleging improper deductions in the calculation of royalties payable over several years of production at the McCoy/Cove and Manhattan mines. The matter was tried in the Nevada State Court in April 1997, with Summa claiming more than $13 million in damages, and, in September 1997, judgement was rendered for the Echo Bay companies, with the Nevada State Court finding that the Echo Bay companies had calculated the royalties correctly, in compliance with an agreement which the court found unambiguous.

The decision was appealed by Summa to the Supreme Court of Nevada and on April 26, 2000, the court reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order". The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000. The Echo Bay defendants then filed for a petition for review of the panel decision by the full Court. On April 3, 2001, the full court issued an order reversing the decision of the panel. The full court noted, however, that the trial court had failed to consider the testimony of one of Summa's trial witnesses and remanded the case to the trial court for a redetermination of the meaning of the contract. The other defences and arguments put forth by the Echo Bay defendants, which the trial court originally elected not to consider, may now also be considered. The Echo Bay defendants disagree that the trial court failed to consider the testimony in question. The evidence was in fact considered and addressed in an alternate finding of that court. Accordingly, the Supreme Court is now being asked to review this one matter and reinstate the decision of the trial court. It is not known when the Supreme Court will rule on this request.

The Company has $1.5 million accrued related to the Summa matter. If Summa were ultimately to prevail, the royalty calculation at McCoy/Cove would change and additional royalties would be payable.

Security for reclamation
Certain of the Company's subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities. Early in 2001, regulators formally called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The subsidiaries disagree with the regulators' position and believe that they qualify under the criteria set out for corporate guarantees and will oppose the regulatory decision. Although the outcome cannot be predicted, the Company and its counsel believe that the Company will prevail.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                   For the three Months Ended March 31, 2001
                                (U.S. dollars)

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K       Filed on March 19, 2001, related to the deferral
                              of the April 2001 interest payment on the capital securities.

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



                                  ECHO BAY MINES LTD.
                                  ----------------------------------------------
                                  (Registrant)




--------------------------
Date



                                  /s/ David A. Ottewell
                                  ----------------------------------------------
                                  DAVID A. OTTEWELL
                                  Controller and Principal
                                  Accounting Officer