Form 10-Q/A
period 2001-03-31
ECHO BAY MINES LTD
filed 2001-05-08
CIK 722080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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




May 4, 2001
--------------------------
Date



                                  /s/ David A. Ottewell
                                  ----------------------------------------------
                                  DAVID A. OTTEWELL
                                  Controller and Principal
                                  Accounting Officer