Form 10-Q
period 2001-06-30
ECHO BAY MINES LTD
filed 2001-08-03
CIK 722080

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to
                                                  ---    ---

                         Commission File Number 1-8542
                                               --------

                              ECHO BAY MINES LTD.
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Incorporated under the laws
                     of Canada                                  None
         --------------------------------               --------------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)

      Suite 540, 6400 S. Fiddlers Green Circle
                   Englewood, CO                             80111-4957
    --------------------------------------------        --------------------
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

                                Yes  X   No
                                    ---     ---

              Title of Class                        Shares Outstanding as of
     --------------------------------                     August 1, 2001
               Common Shares                     ------------------------------
         without nominal or par value                      140,607,145

--------------------------------------------------------------------------------

                              ECHO BAY MINES LTD.

                                     INDEX

                                                                                                                       Page
                                                                                                                       ----

PART I - FINANCIAL INFORMATION

     ITEM 1.    Condensed Financial Statements (Unaudited)................................................................1

     ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations....................11

PART II - OTHER INFORMATION

     ITEM 1.    Legal Proceedings........................................................................................25

     ITEM 4.    Submission of Matters to a Vote of the Security Holders..................................................25

     ITEM 6.    Exhibits and Reports on Form 8-K.........................................................................25

SIGNATURE................................................................................................................26

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

              ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                                                June 30            December 31
thousands of U.S. dollars                                                    2001                   2000
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $      9,957           $     14,269
   Short-term investments                                                   2,058                  2,186
   Interest and accounts receivable                                         2,599                  3,022
   Inventories (note 2)                                                    40,780                 39,443
   Prepaid expenses and other assets                                        6,068                 14,031
---------------------------------------------------------------------------------------------------------------
                                                                           61,462                 72,951

Plant and equipment (note 3)                                              133,719                138,527
Mining properties (note 3)                                                 54,033                 63,499
Long-term investments and other assets                                     20,703                 20,868
---------------------------------------------------------------------------------------------------------------
                                                                     $    269,917           $    295,845
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                          $     24,091           $     26,073
   Income and mining taxes payable                                          3,701                  5,780
   Debt and other financings (notes 1 and 4)                               19,000                 26,500
   Deferred income (note 5)                                                 4,888                  9,651
---------------------------------------------------------------------------------------------------------------
                                                                           51,680                 68,004

Debt and other financings (note 4)                                          6,364                  6,032
Deferred income (note 5)                                                   38,693                 50,698
Other long-term obligations                                                50,950                 49,632
Deferred income taxes                                                       2,936                  4,694

Commitments and contingencies (notes 1, 10 and 11)

Common shareholders' equity:
   Common shares, no par value, unlimited number authorized;
     140,607,145 shares issued and outstanding                            713,343                713,343
   Capital securities (note 6)                                            148,766                140,076
   Deficit                                                               (716,946)              (711,680)
   Foreign currency translation                                           (25,869)               (24,954)
---------------------------------------------------------------------------------------------------------------
                                                                          119,294                116,785
---------------------------------------------------------------------------------------------------------------
                                                                     $    269,917           $    295,845
===============================================================================================================

See accompanying notes to interim consolidated financial statements.

                               ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF OPERATIONS                                     Three months ended                Six months ended
thousands of U.S. dollars,                                                          June 30                         June 30
except for per share data                                              2001            2000            2001           2000
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                                         $    63,652     $    84,293     $   128,113    $   136,090
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
   Operating costs                                                   46,521          48,880          91,144         79,089
   Royalties                                                          2,383           2,440           3,686          4,002
   Production taxes                                                     158             807             271          1,332
   Depreciation and amortization                                     11,371          14,231          22,269         25,929
   Reclamation and mine closure                                       1,622           2,979           3,265          5,248
   General and administrative                                         1,237           2,043           2,840          3,629
   Exploration and development                                        1,161           1,407           2,012          7,430
   Interest and other (note 7)                                          542           1,613             832          3,636
-----------------------------------------------------------------------------------------------------------------------------
                                                                     64,995          74,400         126,319        130,295
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                  (1,343)          9,893           1,794          5,795
-----------------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery):
   Current                                                             (101)             25              83            100
   Deferred                                                            (839)           (300)         (1,679)        (1,800)
-----------------------------------------------------------------------------------------------------------------------------
                                                                       (940)           (275)         (1,596)        (1,700)
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $      (403)    $    10,168     $     3,390    $     7,495
=============================================================================================================================
Net earnings (loss) attributable to common
   shareholders (note 6)                                        $    (4,729)    $     6,320     $    (5,266)   $        22
=============================================================================================================================
Earnings (loss) per share                                       $     (0.03)    $      0.04     $     (0.04)   $        --
=============================================================================================================================
Weighted average number of shares outstanding (thousands)           140,607         140,607         140,607        140,607
=============================================================================================================================

CONSOLIDATED STATEMENT                                                   Three months ended                Six months ended
OF DEFICIT                                                                          June 30                         June 30
thousands of U.S. dollars                                              2001            2000            2001           2000
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                    $  (712,217)    $  (721,142)    $  (711,680)   $  (714,844)
Net earnings (loss)                                                    (403)         10,168           3,390          7,495
Interest on capital securities, net of nil tax effect (note 6)       (4,326)         (3,848)         (8,656)        (7,473)
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                          $  (716,946)    $  (714,822)    $  (716,946)   $  (714,822)
=============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                                   Three months ended                Six months ended
OF CASH FLOW                                                                        June 30                         June 30
thousands of U.S. dollars                                              2001            2000            2001           2000
-----------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
   Net cash flows provided from operating activities            $       176     $    18,613     $    10,670    $    14,480
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Mining properties, plant and equipment                              (986)         (3,113)         (7,730)        (7,775)
   Long-term investments and other assets                                 3            (150)             13           (545)
   Proceeds on the sale of plant and equipment                          152             291             368            335
   Other                                                               (207)             41            (133)         1,308
-----------------------------------------------------------------------------------------------------------------------------
                                                                     (1,038)         (2,931)         (7,482)        (6,677)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Currency borrowings                                                   --           2,000              --         12,000
   Debt repayments                                                   (3,750)         (9,125)         (7,500)       (12,250)
-----------------------------------------------------------------------------------------------------------------------------
                                                                     (3,750)         (7,125)         (7,500)          (250)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (4,612)          8,557          (4,312)         7,553
Cash and cash equivalents, beginning of period                       14,569           2,397          14,269          3,401
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $     9,957     $    10,954     $     9,957    $    10,954
=============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.   GENERAL
In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the Company) as of June 30, 2001 and December 31, 2000 and the consolidated results of operations and cash flow for the three and six months ended June 30, 2001 and 2000. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Basis of Presentation
The Company is in discussions with lenders to arrange a new borrowing facility but has not yet entered into a final agreement. The Company's ability to borrow is constrained by conditions in the gold mining industry and its recent and currently expected future operating results. Should the Company be unable to arrange a new borrowing facility to replace its maturing facility, it is unlikely that the Company would be able to settle its existing loan with cash from operations or other sources and there would be substantial doubt about the Company's ability to continue its operations in the normal course of business. These financial statements are prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Consequently, they do not include any adjustments to the carrying amounts and classifications of assets and liabilities, which may be necessary should the Company not be able to continue to operate in the normal course of business. The Company's current revolving credit facility has been extended from August 9, 2001 to September 5, 2001. The Company expects to finalize terms and have agreements to a refinancing with the current bank syndicate on or before that date.

2.   INVENTORIES

                                                                                       June 30               December 31
                                                                                          2001                      2000
----------------------------------------------------------------------------------------------------------------------------
Precious metals  --   bullion                                                   $       13,097            $       18,357
                 --   in-process                                                         9,323                     8,293
Materials and supplies                                                                  18,360                    12,793
----------------------------------------------------------------------------------------------------------------------------
                                                                                $       40,780            $       39,443
============================================================================================================================

3.   PROPERTY, PLANT AND EQUIPMENT

Plant and equipment                                                                    June 30               December 31
                                                                                          2001                      2000
----------------------------------------------------------------------------------------------------------------------------
Cost                                                                            $      658,886            $      653,653
Less accumulated depreciation                                                          525,167                   515,126
----------------------------------------------------------------------------------------------------------------------------
                                                                                $      133,719            $      138,527
============================================================================================================================

Mining properties                                                                      June 30               December 31
                                                                                          2001                      2000
----------------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                              $      278,795            $      276,951
Less accumulated amortization                                                          254,319                   248,792
----------------------------------------------------------------------------------------------------------------------------
                                                                                        24,476                    28,159
Development properties' acquisition and development costs                               13,376                    13,532
Deferred mining costs                                                                   16,181                    21,808
----------------------------------------------------------------------------------------------------------------------------
                                                                                $       54,033            $       63,499
============================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


4.   DEBT AND OTHER FINANCINGS

                                                                                       June 30               December 31
                                                                                          2001                      2000
----------------------------------------------------------------------------------------------------------------------------
Currency loans                                                                  $       19,000            $       26,500
Capital securities (note 6)                                                              6,364                     6,032
----------------------------------------------------------------------------------------------------------------------------
                                                                                        25,364                    32,532
Less current portion                                                                    19,000                    26,500
----------------------------------------------------------------------------------------------------------------------------
                                                                                $        6,364            $        6,032
============================================================================================================================

5.   DEFERRED INCOME

                                                                                       June 30               December 31
                                                                                          2001                      2000
----------------------------------------------------------------------------------------------------------------------------
Modification of hedging contracts                                               $       28,748            $       39,336
Premiums received on gold and silver option contracts                                   14,833                    20,310
Other                                                                                       --                       703
----------------------------------------------------------------------------------------------------------------------------
                                                                                        43,581                    60,349
Less current portion                                                                     4,888                     9,651
----------------------------------------------------------------------------------------------------------------------------
                                                                                $       38,693            $       50,698
============================================================================================================================

6.   CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities. Interest deferred to date amounts to $52.1 million at June 30, 2001 and is payable no later than April 1, 2003 together with any additional compounded or deferred interest up to that date. Although the Company has the contractual right to issue shares in settlement of this obligation, market conditions in 2003 will determine the Company's ability to settle through the delivery and sale of common shares.

7.   INTEREST AND OTHER

                                                                         Three months ended                Six months ended
                                                                                    June 30                         June 30
                                                                       2001            2000             2001           2000
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                                 $      (141)    $      (154)    $      (499)   $      (386)
Interest expense                                                        616           1,546           1,411          2,954
Unrealized loss on share investments                                    102              --             102             --
Other                                                                   (35)            221            (182)         1,068
-----------------------------------------------------------------------------------------------------------------------------
                                                                $       542     $     1,613     $       832    $     3,636
=============================================================================================================================

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

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                                         Three months ended                Six months ended
                                                                                    June 30                         June 30
                                                                       2001            2000            2001           2000
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                         $      (403)    $    10,168     $     3,390    $     7,495
Unrealized loss on share investments                                    102              --             102             --
Change in market value of foreign exchange contracts                   (461)           (919)         (1,940)          (633)
Change in market value of option contracts                              217            (636)           (791)          (639)
Transition adjustment on adoption of FAS 133                             --              --          (3,090)            --
Additional interest expense on capital securities                    (4,326)         (3,848)         (8,656)        (7,473)
Amortization of deferred financing on capital securities               (159)           (159)           (317)          (317)
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                             $    (5,030)    $     4,606     $   (11,302)   $    (1,567)
=============================================================================================================================
Earnings (loss) per share under U.S. GAAP                       $     (0.04)    $       0.03    $     (0.08)   $     (0.01)
=============================================================================================================================

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                              Canadian         Capital         Derivative                        U.S.
June 30, 2001                                   GAAP          Securities       Contracts          Other          GAAP
----------------------------------------------------------------------------------------------------------------------------
Short-term investments                     $        2,058    $          --   $           --    $      1,088   $      3,146
Long-term investments and other assets             20,703              475          (13,258)             --          7,920
Debt and other financings                          25,364           96,636               --              --        122,000
Deferred income                                    43,581               --          (43,581)             --             --
Other long-term obligations                        50,950           52,130            1,326              --        104,406
Common shares                                     713,343               --               --          36,428        749,771
Capital securities                                148,766         (148,766)              --              --             --
Deficit                                           716,946             (475)           2,442          36,298        755,211
Shareholders' equity                              119,294         (148,291)          28,997           1,088          1,088
----------------------------------------------------------------------------------------------------------------------------

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

                                                                            Three months ended              Six months ended
                                                                                       June 30                       June 30
                                                                          2001           2000           2001           2000
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                                $    (5,030)   $     4,606    $   (11,302)   $    (1,567)
Other comprehensive income (loss), after a nil income tax effect:
   Unrealized gain on share investments arising during period               67             --            356             --
   Modification of derivative contracts realized in net income          (5,497)            --         (7,794)            --
   Foreign currency translation adjustments                              2,502         (1,539)          (915)        (1,835)
   Transition adjustment on adoption of FAS 133                             --             --         39,234             --
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                       (2,928)        (1,539)        30,881         (1,835)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                        $    (7,958)   $     3,067    $    19,579    $    (3,402)
=============================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive income (loss), as follows.

                                                                                        June 30               December 31
                                                                                           2001                      2000
----------------------------------------------------------------------------------------------------------------------------
Unrealized gain on share investments                                             $           958              $       732
Modification of derivative contracts                                                      31,439                       --
Foreign currency translation                                                             (25,869)                 (24,954)
----------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                                    $         6,528              $   (24,222)
============================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Derivative instruments and hedging activities
On January 1, 2001, the Company implemented FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company has designated its gold forward contracts as normal sales as defined by Statement No. 138 and are therefore excluded from the scope of Statement No.
133. Foreign exchange contracts and gold put and call options have not been designated as hedges for U.S. GAAP purposes and are recognized at fair value on the balance sheet with changes in fair value recorded in earnings. Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred in accumulated other comprehensive income until the formerly hedged items are recorded in earnings. The transition adjustment recorded under U.S. GAAP at January 1, 2001 decreased assets by $18.3 million, liabilities by $54.4 million, net earnings by $3.1 million and increased accumulated other comprehensive income by $39.2 million.

9.   SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. The Company has four operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; Kettle River in Washington, USA; and Lupin in the Nunavut Territory of Canada. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

                                                                    Three months ended                     Six months ended
                                                                               June 30                              June 30
Gold Production (ounces)                                       2001               2000              2001               2000
------------------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                         97,770            76,408            198,138           148,362
McCoy/Cove                                                   27,385            49,448             49,688            92,594
Lupin                                                        34,756            38,359             72,710            38,359
Kettle River                                                 16,373            24,260             29,218            49,330
------------------------------------------------------------------------------------------------------------------------------
Total gold                                                  176,284           188,475            349,754           328,645
==============================================================================================================================

Silver Production (ounces) - all from McCoy/Cove          1,738,056         3,581,898          3,296,585         7,424,844
==============================================================================================================================

                                                                    Three months ended                     Six months ended
                                                                               June 30                              June 30
Cash Operating Costs per Ounce of Gold Produced                2001               2000              2001               2000
------------------------------------------------------------------------------------------------------------------------------
Round Mountain                                          $       194       $       202        $       190       $       194
McCoy/Cove                                                      234               163                245               156
Lupin                                                           230               213                223               213
Kettle River                                                    274               201                260               214
------------------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                   $       218       $       186        $       215       $       179
==============================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

                                                                    Three months ended                     Six months ended
Reconciliation of Cash Operating                                               June 30                              June 30
Costs per Ounce to Financial Statements                        2001               2000              2001               2000
------------------------------------------------------------------------------------------------------------------------------
Operating costs by minesite:
     Round Mountain                                     $    20,025       $    15,074        $    38,260       $    26,560
     McCoy/Cove                                              13,956            23,218             28,974            37,179
     Lupin                                                    8,035             5,441             15,854             5,441
     Kettle River                                             4,505             5,147              8,056             9,909
------------------------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements               46,521            48,880             91,144            79,089
Change in finished goods inventories and other               (1,434)           (3,214)            (2,365)              656
Co-product cost of silver produced                           (6,657)          (10,602)           (13,582)          (20,864)
------------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                    $    38,430       $    35,064        $    75,197       $    58,881
==============================================================================================================================
Gold ounces produced                                        176,284           188,475            349,754           328,645
==============================================================================================================================
Cash operating costs per ounce                          $       218       $       186        $       215       $       179
==============================================================================================================================

The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

                                                                    Three months ended                     Six months ended
                                                                               June 30                              June 30
                                                               2001               2000              2001               2000
------------------------------------------------------------------------------------------------------------------------------
Total gold and silver revenues                          $    63,652       $    84,293        $   128,113       $   136,090
Average gold price realized per ounce                   $       298       $       322        $       304       $       321
Average silver price realized per ounce                 $      4.52       $      5.23        $      4.93       $      5.42
------------------------------------------------------------------------------------------------------------------------------

10.      HEDGING ACTIVITIES AND COMMITMENTS
Gold commitments
The Company's gold forward sales positions at June 30, 2001 were as follows.

                                        Forward             Price of
                                          Sales         Forward Sale
                                       (ounces)          (per ounce)
--------------------------------------------------------------------------
Remainder of 2001                        30,000          $       302
2002                                     60,000                  302
2003                                     60,000                  302
2004                                     60,000                  302
2005                                     15,000                  302
--------------------------------------------------------------------------
                                        225,000          $       302
==========================================================================

The Company's gold option positions at June 30, 2001 were as follows.

                         Call Options Purchased          Call Options Sold
                      -------------------------- ---------------------------
                                   Strike Price               Strike Price
                            Ounces    per Ounce        Ounces    per Ounce
----------------------------------------------------------------------------
Remainder of 2001           30,000     $    360            --     $     --
2002                        60,000          360            --           --
2003                        60,000          360            --           --
2004                        60,000          360            --           --
2005                       120,000          395       105,000          340
----------------------------------------------------------------------------
                           330,000     $    373       105,000     $    340
============================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Currency position
At June 30, 2001, the Company had an obligation under foreign currency exchange contracts to purchase C$6 million in the remainder of 2001 at an exchange rate of C$1.46 to U.S.$1.00.

Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at June 30, 2001 and December 31, 2000.

                                                                    June 30, 2001                       December 31, 2000
                                            ---------------------------------------- --------------------------------------
                                                      Carrying          Estimated             Carrying          Estimated
                                                        Amount         Fair Value               Amount         Fair Value
---------------------------------------------------------------------------------------------------------------------------
Gold forward sales                              $          --       $       4,600        $          --      $       5,700
Silver forward sales                                       --                  --                   --              1,800
Gold options    - puts purchased                           --                  --                   --                 --
                - calls sold                            (3,000)            (1,200)              (3,000)            (2,200)
                - puts sold                                --                  --                   --                 --
                - calls purchased                        6,000              1,000                6,800              2,400
Silver options  - puts purchased                           --                  --                1,200              1,400
                - puts sold                                --                  --               (1,300)              (400)
                - calls purchased                          --                  --                  700                 --
Foreign currency contracts                                 --                (200)                  --               (300)
---------------------------------------------------------------------------------------------------------------------------
                                                                    $       4,200                           $       8,400
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

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Handy and Harman
On March 29, 2000 Handy & Harman Refining Group, Inc., which operated a facility used by the Company for the refinement of dore bars, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The outcome of these proceedings is uncertain at this time. The Company has a claim for gold and silver accounts at this refining facility with an estimated market value of approximately $2.4 million.

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

                                  June 30, 2001
                                 (U.S. dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $279 per ounce in 2000 and $266 per ounce during the first six months of 2001.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

The Company's hedge position as of June 30, 2001 partially protects the Company against gold price declines in the years 2001 through 2005. For the remainder of 2001, this position includes forward sales of approximately 30,000 ounces at a forward price of $302 per ounce. For the years 2002 through 2005, the Company has forward sales totaling 195,000 ounces of gold at a forward price of $302 per ounce. See note 10 to the interim consolidated financial statements.

The Company continues to defer a final construction decision on Aquarius, a planned gold mine in Ontario, Canada.

The Company's exploration efforts are focused on projects principally located in North America where the Company already has extensive gold mining infrastructure.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 6 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its semi-annual interest payments to holders of the capital securities. The deferred interest accrued at June 30, 2001, totaling $52.1 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares. Although the Company has the contractual right to issue shares in settlement of this obligation, market conditions in 2003 will determine the Company's ability to settle through the delivery and sale of common shares.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               FINANCIAL CONDITION

                                  June 30, 2001
                                 (U.S. dollars)

LIQUIDITY AND CAPITAL RESOURCES
Net cash flow provided from operating activities was $10.7 million for the first six months of 2001 compared to $14.5 million for the first six months of 2000. The 2001 results compared to 2000 reflect decreased silver cash revenue ($19.0 million) and increased operating costs in 2001 ($12.1 million) related to Lupin operations and increased fuel and related costs. These factors were partially offset by increased gold cash revenue ($10.4 million), Lupin start-up costs in 2000 ($4.8 million) and increases in inventories in 2000 ($12.1 million).

Net cash used in investing activities was $7.5 million in the first six months of 2001, primarily related to mining properties, plant and equipment.

Net cash used in financing activities included $7.5 million for loan repayments in the first six months of 2001.

At June 30, 2001, the Company had $10.0 million in cash and cash equivalents and $2.1 million in short-term investments.

At June 30, 2001, the Company's current debt was $19.0 million and its long-term debt was $6.4 million.

The Company's syndicated bank debt, which had a balance of $19.0 million at June 30, 2001, has been extended to September 5, 2001. The Company expects to finalize terms and have agreements to a refinancing with the current syndicate on or before that date. The Company is not permitted to make further draws under the current facility. The Company's ability to borrow is constrained by conditions in the gold mining industry and its recent and currently expected future operating results. Should the Company be unable to arrange a new borrowing facility to replace its maturing facility, it is unlikely that the Company would be able to settle its existing loan with cash from operations or other sources and there would be substantial doubt about the Company's ability to continue its operations in the normal course of business.

At June 30, 2001, the fair value of the Company's hedge portfolio was $4.2 million, which is within the predetermined margin limits. Margin deposits could be required by certain counterparties if the fair value of the hedge portfolio were less than the predetermined margin threshold.

For the full year 2001, the Company expects to incur $22 million in capital expenditures, of which $13 million has been incurred in the first six months of 2001. The Company will rely on its operating cash flow to fund the remainder of its planned 2001 capital expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price and the cost structure at the Company's operating mines.

Early in 2000, The American Stock Exchange advised the Company that its listing eligibility was under review. The review was undertaken because the Company had fallen below two of the Exchange's continued listing guidelines. The Company had sustained net losses in its five most recent fiscal years (1995 to 1999) and in the Exchange's view, the Company's shareholders' equity under generally accepted accounting principles in the United States is inadequate. The Company is addressing the Exchange's concerns through periodic progress reviews and currently the matter is in abeyance.

See note 11 to the interim consolidated financial statements, "Other Commitments and Contingencies".

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)


FINANCIAL REVIEW
Three month results
The Company reported a net loss of $0.4 million ($0.03 per share) in the second quarter of 2001, compared to net earnings of $10.2 million ($0.04 per share) in the second quarter of 2000. The 2001 results compared to 2000 reflect decreased gold and silver sales volume ($14.9 million) and lower prices realized ($5.7 million), partially offset by decreased operating costs ($2.4 million) and depreciation and amortization ($2.9 million).

Gold production decreased 6% to 176,284 ounces in the second quarter of 2001 compared to 188,475 ounces in the second quarter of 2000. This year's quarter reflects the reducing production profile from the McCoy/Cove mine, partially offset by an increase in gold production at the Round Mountain mine. Silver production from McCoy/Cove in the second quarter of 2001 was 1.7 million ounces, 51% lower than the 3.6 million ounces produced in the second quarter of 2000.

Cash operating costs were $218 per ounce of gold in the second quarter of 2001, versus $186 in the second quarter of 2000. The increase was primarily a result of decreased grades and lower production at McCoy/Cove. Total production costs were $291 per ounce in the second quarter of 2001, versus $262 per ounce in the second quarter of 2000.

Six month results
The Company reported net earnings of $3.4 million ($0.04 loss per share) in the first six months of 2001, compared to net earnings of $7.5 million ($0.00 per share) in the first six months of 2000. The 2001 results compared to 2000 reflect decreased gold and silver sales prices realized ($8.2 million) and six months of Lupin operations in 2001 compared to three months in 2000 ($10.4 million). These factors were partially offset by decreased exploration and development spending ($5.4 million), depreciation and amortization ($3.7 million), interest and other expenses ($2.8 million) and reclamation and mine closure ($2.0 million).

Gold production increased 6% to 349,754 ounces in the first six months of 2001 compared to 328,645 ounces in the first six months of 2000 reflecting increased production at Round Mountain and the re-commissioned Lupin mine offset by the reduced production from McCoy/Cove. Silver production from McCoy/Cove was 3.3 million ounces, 56% lower than the 7.4 million ounces produced in 2000.

Cash operating costs were $215 per ounce of gold in the first six months of 2001, versus $179 in the first six months of 2000. The increase was primarily a result of decreased grades and lower production at McCoy/Cove. Total production costs were $285 per ounce in the first six months of 2001, versus $257 per ounce in the first six months of 2000.

The term ounce as used in this Form 10-Q means "troy ounce".

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)

Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                                   Three months ended                       Six months ended
                                                                              June 30                                June 30
Revenue Data                                                  2001               2000               2001                2000
-------------------------------------------------------------------------------------------------------------------------------
Gold
----
   Ounces sold                                             185,825            182,372            357,910             299,166
   Average price realized/ounce -- revenue basis      $        298       $        322       $        304        $        321
   Average price realized/ounce -- cash basis (1)     $        273       $        302       $        281        $        301
   Average market price/ounce                         $        268       $        280       $        266        $        285
   Revenue (millions of U.S. $)                       $       55.4       $       58.7       $      108.8        $       96.1
   Percentage of total revenue                                 87%                70%                85%                 71%
Silver
------
   Ounces sold                                           1,824,329          4,886,675          3,918,144           7,374,682
   Average price realized/ounce -- revenue basis      $       4.52       $       5.23       $       4.93        $       5.42
   Average price realized/ounce -- cash basis (1)     $       4.30       $       5.18       $       5.22        $       5.35
   Average market price/ounce                         $       4.40       $       5.06       $       4.48        $       5.13
   Revenue (millions of U.S. $)                       $        8.2       $       25.6       $       19.3        $       40.0
   Percentage of total revenue                                 13%                30%                15%                 29%
-------------------------------------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)              $       63.6       $       84.3       $      128.1        $      136.1
===============================================================================================================================

 (1) Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis
2001 vs. 2000                                                               Three months ended          Six months ended
(millions of U.S. dollars)                                                             June 30                   June 30
-----------------------------------------------------------------------------------------------------------------------------
Lower gold prices                                                                   $    (4.4)                 $   (6.3)
Lower silver prices                                                                      (1.3)                     (1.9)
Change in volume                                                                        (14.9)                      0.2
-----------------------------------------------------------------------------------------------------------------------------
Decrease in revenue                                                                 $   (20.6)                 $   (8.0)
=============================================================================================================================

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)

Production Costs
Production cost data per ounce of gold is set out below.

                                                                     Three months ended                    Six months ended
Production Costs per                                                            June 30                             June 30
Ounce of Gold Produced                                           2001              2000              2001              2000
-----------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                     $       209       $       190       $       208      $       190
   Deferred stripping and mine development costs                    9                (3)               11               (8)
   Inventory movements and other                                   --                (1)               (4)              (3)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                              218               186               215              179
   Royalties                                                       12                10                 9                9
   Production taxes                                                 1                 3                 1                3
-----------------------------------------------------------------------------------------------------------------------------
Total cash costs                                                  231               199               225              191
   Depreciation                                                    38                31                38               34
   Amortization                                                    14                20                14               21
   Reclamation and mine closure                                     8                12                 8               11
-----------------------------------------------------------------------------------------------------------------------------
Total production costs                                    $       291       $       262       $       285      $       257
=============================================================================================================================

Expenses
Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $218 per ounce of gold in the second quarter of 2001 and $186 in the second quarter of 2000. See "Operations Review."

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements                              Three months ended                   Six months ended
thousands of U.S. dollars,                                                      June 30                            June 30
except per ounce amounts                                         2001              2000              2001             2000
-----------------------------------------------------------------------------------------------------------------------------
Operating costs per financial statements                  $    46,521       $    48,880       $    91,144      $    79,089
Change in finished goods inventory and other                   (1,434)           (3,214)           (2,365)             656
Co-product cost of silver produced                             (6,657)          (10,602)          (13,582)         (20,864)
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                      $    38,430       $    35,064       $    75,197      $    58,881
=============================================================================================================================
Gold ounces produced                                          176,284           188,475           349,754          328,645
=============================================================================================================================
Cash operating costs per ounce                            $       218       $       186       $       215      $       179
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

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)

OPERATIONS REVIEW
Operating data by mine is set out below.

                                                                   Three months ended                     Six months ended
                                                                              June 30                              June 30
Operating Data by Mine                                        2001               2000              2001               2000
-----------------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
   (a)Round Mountain (50%)                                  97,770             76,408           198,138            148,362
   (b)McCoy/Cove                                            27,385             49,448            49,688             92,594
   (c)Lupin                                                 34,756             38,359            72,710             38,359
   (d)Kettle River                                          16,373             24,260            29,218             49,330
-----------------------------------------------------------------------------------------------------------------------------
Total gold                                                 176,284            188,475           349,754            328,645
=============================================================================================================================

Silver production (ounces)
   (b)McCoy/Cove                                         1,738,056          3,581,898         3,296,585          7,424,844
-----------------------------------------------------------------------------------------------------------------------------
Total silver                                             1,738,056          3,581,898         3,296,585          7,424,844
=============================================================================================================================

Gold production decreased 6% to 176,284 ounces in the second quarter of 2001 compared to 188,475 ounces in the second quarter of 2000. Decreased production reflects the reducing production profile from the McCoy/Cove mine offset by an increase in gold production at the Round Mountain mine. Silver production from McCoy/Cove was 1.7 million ounces, 51% less than the 3.6 million ounces produced in 2000, reflecting decreased grades and recoveries. With the better than anticipated gold production achieved during the first half of 2001, production for the full year is now expected to total 670,000 ounces, 18% higher than originally forecast primarily due to better grades at Round Mountain and more production from McCoy/Cove.

                                                                   Three months ended                     Six months ended
                                                                              June 30                              June 30
Operating Data by Mine                                        2001               2000              2001               2000
-----------------------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
    (a) Round Mountain                                     $   194            $   202           $   190            $   194
    (b) McCoy/Cove                                             234                163               245                156
    (c) Lupin                                                  230                213               223                213
    (d) Kettle River                                           274                201               260                214
-----------------------------------------------------------------------------------------------------------------------------
Company average                                            $   218            $   186           $   215            $   179
=============================================================================================================================

Cash operating costs were $218 per ounce of gold in the second quarter of 2001, versus $186 in the second quarter of 2000. The increase was primarily a result of lower production at McCoy/Cove and higher fuel and related costs at Round Mountain. The Company expects to achieve the planned cash operating costs of $225 per ounce of gold produced for the full year 2001.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)

(a)    Round Mountain, Nevada (50% owned)

                                                                      Three months ended                       Six months ended
                                                                                 June 30                                June 30
OPERATING DATA                                                  2001               2000                2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
    Heap leached -- reusable pad (50%)                        30,572             18,452              57,822             36,220
    Heap leached -- dedicated pad (50%)                       58,118             41,114              98,805             73,487
    Milled (50%)                                               9,080             16,842              41,511             36,720
    Other (50%)                                                   --                 --                  --              1,935
                                                           ---------          ---------           ---------          ---------
    Total (50%)                                               97,770             76,408             198,138            148,362
Mining cost/ton of ore and waste                           $    0.88          $    0.82           $    0.86          $    0.82
Heap leaching cost/ton of ore                              $    0.81          $    0.63           $    0.75          $    0.60
Milling cost/ton of ore                                    $    3.18          $    2.80           $    3.09          $    2.85
Production cost per ounce of gold produced:
    Direct mining expense                                  $     173          $     206           $     169          $     211
    Deferred stripping cost                                       20                 (4)                 21                (11)
    Inventory movements and other                                  1                 --                   0                 (6)
                                                           ---------          ---------           ---------          ----------
      Cash operating cost                                        194                202                 190                194
    Royalties                                                     22                 23                  16                 17
    Production taxes                                               1                  1                   1                  1
                                                           ---------          ---------           ---------          ---------
      Total cash cost                                            217                226                 207                212
    Depreciation                                                  40                 45                  38                 46
    Amortization                                                  15                 18                  15                 18
    Reclamation and mine closure                                   9                  9                   9                  9
                                                           ---------          ---------           ---------          ---------
      Total production costs                               $     281          $     298           $     269          $     285
                                                           ---------          ---------           ---------          ---------
Heap leached -- reusable pad:
    Ore processed (tons/day) (100%)                           26,844             27,630              27,303             27,784
    Total ore processed (000 tons) (100%)                      2,443              2,514               4,969              5,057
    Grade (ounce/ton)                                          0.031              0.030               0.034              0.028
    Recovery rate (%)                                           72.9               58.1                78.0               59.9
Heap leached -- dedicated pad:
    Ore processed (tons/day) (100%)                          128,231            145,198             137,819            145,236
    Total ore processed (000 tons) (100%)                     11,669             13,213              25,083             26,433
    Grade (ounce/ton)                                          0.011              0.011               0.011              0.011
    Recovery rate (1)
Milled:
    Ore processed (tons/day) (100%)                           10,097              8,581               9,989              8,322
    Total ore processed (000 tons) (100%)                        919                781               1,818              1,515
    Grade (ounce/ton)                                          0.040              0.051               0.064              0.049
    Recovery rate (%)                                           80.5               82.9                84.0               83.9
----------------------------------------------------------------------------------------------------------------------------------

(1) Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The Company's share of mine production was 97,770 ounces for the second quarter compared with 76,408 ounces in 2000. The mine continues to have an excellent year, which is attributable to better heap leach recoveries as well as the benefit of higher grade ore having been placed on the pads during the first quarter of the year. Cash

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)

operating costs for the second quarter were $194 per ounce, compared to $202 in the second quarter of 2000. The higher production helped offset increased reagent and power costs.

With the improved operating performance during the first half of the year, the Company has revised its total year production forecast to 370,000 ounces from 300,000 ounces (the Company's share) at cash operating costs of $200 per ounce.

A $1.2 million exploration program is underway which includes further drilling, target identification and other activity in the large area of mutual interest surrounding Round Mountain.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)


(b)   McCoy/Cove, Nevada (100% owned)

                                                                      Three months ended                       Six months ended
                                                                                 June 30                                June 30
OPERATING DATA                                                  2001                2000               2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces):
    Milled                                                    19,746             33,005              37,724             61,703
    Heap leached                                               7,639             16,443              11,964             30,891
                                                           ---------          ---------           ---------          ---------
    Total gold                                                27,385             49,448              49,688             92,594
Silver produced (ounces):
    Milled                                                 1,636,147          3,229,514           3,131,456          6,844,790
    Heap leached                                             101,909            352,384             165,129            580,054
                                                           ---------          ---------           ---------          ---------
    Total silver                                           1,738,056          3,581,898           3,296,585          7,424,844
Mining cost/ton of ore and waste                           $      --          $    0.70           $      --          $    0.72
Milling cost/ton of ore                                    $    7.29          $    6.75           $    6.84          $    6.77
Heap leaching cost/ton of ore                              $      --          $    1.91           $      --          $    1.80
Production cost per ounce of gold produced:
    Direct mining expense                                  $     245          $     155           $     250          $     160
    Deferred stripping cost                                      (10)                 5                  (2)                (3)
    Inventory movements and other                                 (1)                 3                  (3)                (1)
                                                           ----------         ---------           ----------         ----------
      Cash operating cost                                        234                163                 245                156
    Royalties                                                      1                  3                   1                  3
    Production taxes                                              --                  6                  --                  5
                                                           ---------          ---------           ---------          ---------
      Total cash cost                                            235                172                 246                164
    Depreciation                                                  44                 22                  47                 23
    Amortization                                                   8                 28                   8                 28
    Reclamation and mine closure                                  --                 11                  --                 11
                                                           ---------          ---------           ---------          ---------
      Total production costs                               $     287          $     233           $     301          $     226
                                                           ---------          ---------           ---------          ---------
Average gold-to-silver price ratio (1)                        61.1:1             55.1:1              59.4:1             55.5:1
Milled:
    Ore processed (tons/day)                                  11,209             11,313              11,523             11,257
    Total ore processed (000 tons)                             1,020              1,029               2,097              2,049
    Gold grade (ounce/ton)                                     0.043              0.054               0.043              0.057
    Silver grade (ounce/ton)                                    2.69               3.78                2.63               4.44
    Gold recovery rate (%)                                      45.7               52.2                45.1               54.0
    Silver recovery rate (%)                                    66.1               72.7                65.5               72.5
Heap leached:
    Ore processed (tons/day)                                      --              9,010                  --              9,942
    Total ore processed (000 tons)                                --                820                  --              1,809
    Gold grade (ounce/ton)                                        --              0.019                  --              0.024
    Silver grade (ounce/ton)                                      --               0.83                  --               0.96
    Recovery rates (2)
----------------------------------------------------------------------------------------------------------------------------------

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

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)

At McCoy/Cove in Nevada, gold production was 27,385 ounces for the second quarter compared with 49,448 ounces in the second quarter of 2000. Silver production amounted to 1.7 million ounces in the second quarter compared with
3.6 million ounces in the second quarter of 2000. The lower production level reflects the processing of low grade stockpiles as mining was completed last year. With the lower production, cash operating costs for the quarter were $234 per ounce, compared to $163 per ounce in 2000.

The Company had been concerned about its ability to ensure the processing of stockpiled concentrates, given the shutdown of a major smelter which had been contracted to handle this material. During the quarter, however, alternate arrangements were secured and the processing challenge has been overcome. Therefore, the Company has revised its production forecast upward for the full year to 90,000 ounces of gold from 60,000 ounces and 6.5 million ounces of silver from the previous 5.0 million ounces. Cash operating costs per ounce for the year are now expected to be $250 compared with $275 per ounce previously disclosed.

Reclamation activities continued during the quarter with contouring of rock stockpiles, infiltration basins, and leach pads. Contouring of slopes, application of an alluvial growth media, and seeding with a mixture of native plant species has been accomplished on 1,571 acres. Reclamation will be underway on an additional 500 acres by the end of the year.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)


(c)    Lupin, Nunavut, Canada  (100% owned)

                                                                      Three months ended                       Six months ended
                                                                                 June 30                                June 30
OPERATING DATA                                                  2001                2000               2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                        34,756             38,359              72,710             38,359
Mining cost/ton of ore                              C      $   48.14   C      $   38.50    C      $   46.47   C      $   38.50
Milling cost/ton of ore                             C      $   13.54   C      $   14.45    C      $   13.97   C      $   14.45
Production cost per ounce of gold produced:
    Canadian dollars:
     Direct mining expense                          C      $     400   C      $     341    C      $     389   C      $     341
     Deferred mine development cost                 C      $     (18)  C      $      (4)   C      $     (15)  C      $      (4)
     Inventory movements and other                  C      $       2   C      $      --    C      $       1   C      $      --
                                                           ---------          ---------           ---------          ---------
      Cash operating cost                           C      $     384   C      $     337    C      $     375   C      $     337
    U.S. dollars
     Cash operating costs                           US     $     230   US     $     213    US     $     223   US     $     213
     Royalties                                                    --                 --                  --                 --
     Production taxes                                             --                 --                  --                 --
                                                           ---------          ---------           ---------          ---------
      Total cash cost                                            230                213                 223                213
    Depreciation                                                  30                 28                  29                 28
    Amortization                                                   7                  9                   7                  9
    Reclamation and mine closure                                  14                 17                  14                 17
                                                           ---------          ---------           ---------          ---------
      Total production costs                        US     $     281   US     $     267    US     $     273   US     $     267
                                                           ---------          ---------           ---------          ---------
Milled:
    Ore processed (tons/day)                                   1,818              1,934               1,834              1,934
    Total ore processed (000 tons)                               165                176                 334                176
    Grade (ounce/ton)                                          0.226              0.235               0.234              0.235
    Recovery rate (%)                                           92.9               92.9                93.2               92.9
----------------------------------------------------------------------------------------------------------------------------------

Gold production for the quarter was 34,756 ounces compared with 38,359 ounces in the second quarter of 2000. Cash operating costs were $230 per ounce compared to $213 per ounce in the second quarter of 2000. Mining costs were higher and grades lower than in 2000 due to the sequencing of production areas in the mine. Production rates are expected to improve in the second half of the year with Lupin meeting its 2001 production target of 150,000 ounces. The cash operating costs include a $0.7 million benefit ($19 per ounce) in the second quarter from hedging Canadian dollars for Lupin expenditures. A $6.0 million gain was realized when certain contracts were closed during the first quarter of 1997. The gain was deferred and will be recognized through the third quarter of 2001.

The internal hoisting system (winze) was commissioned during the quarter and is operating well, allowing a more cost effective method of transporting ore and waste from the lower levels of the mine.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)


(d)    Kettle River, Washington  (100% owned)

                                                                      Three months ended                       Six months ended
                                                                                 June 30                                June 30
OPERATING DATA                                                  2001                2000               2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                        16,373             24,260              29,218             49,330
Mining cost/ton of ore                                     $   23.37          $   20.01           $   23.58          $   21.06
Milling cost/ton of ore                                    $   10.15          $   11.15           $   10.91          $   11.51
Production cost per ounce of gold produced:
    Direct mining expense                                  $     192          $     238           $     201          $     238
    Deferred mine development cost                                --                 --                  --                 --
    Inventory movements and other                                 82                (37)                 59                (24)
                                                           ---------          ----------          ---------          ----------
      Cash operating cost                                        274                201                 260                214
    Royalties                                                     12                 13                  12                 13
    Production taxes                                               1                  1                   1                  1
                                                           ---------          ---------           ---------          ---------
      Total cash cost                                            287                215                 273                228
    Depreciation                                                   7                 10                   7                 10
    Amortization                                                  40                  8                  40                  8
    Reclamation and mine closure                                  15                 15                  15                 15
                                                           ---------          ---------           ---------          ---------
      Total production costs                               $     349          $     248           $     335          $     261
                                                           ---------          ---------           ---------          ---------
Milled:
    Ore processed (tons/day)                                   1,303              1,378               1,102              1,443
    Total ore processed (000 tons)                               119                125                 201                263
    Grade (ounce/ton)                                          0.167              0.223               0.176              0.221
    Recovery rate (%)                                           82.7               86.9                82.7               85.0
----------------------------------------------------------------------------------------------------------------------------------

Production for the second quarter was 16,373 ounces, down from 24,260 ounces in the second quarter of 2000. Production in 2001 was from existing stockpiles and the K-2 mine and, as anticipated, was lower than 2000 production, due to the completion of mining at the Lamefoot deposit in the fourth quarter of 2000. Cash operating costs per ounce were $274 in the second quarter of 2001 compared to $201 per ounce in the second quarter of 2000, reflecting the lower production. Kettle River is expected to produce 60,000 ounces with cash operating costs of $240 per ounce in 2001.

Underground exploration and development of the previously reported north east extension to the K-2 mine is currently being conducted.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)

RECENT DEVELOPMENTS
Exploration and development programs
With the ongoing low gold price environment, the Company continues its focused approach to exploration and development activities primarily within close proximity to the existing mine sites as well as in the Western United States and in the Timmins area of Ontario. For the second quarter of 2001, the Company spent $1.1 million on exploration activities. Exploration costs are expensed as incurred.

In 1997, the Company deferred a final construction decision on its planned gold mine, the 100% owned Aquarius in Ontario, Canada. Development holding costs are expensed as incurred. During the second quarter of 2001, the Company expensed $0.1 million in holding costs related to Aquarius.

Other
See note 11 to the interim consolidated financial statements.

                               ECHO BAY MINES LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2001
                                 (U.S. dollars)

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

(a) The Company's Annual General Meeting was held June 15, 2001.

(c) (1) Election of Directors

                                                                 Votes Against
      Nominee                                Votes For             or Withheld
      -------                                ---------             -----------

      John Norman Abell                     69,747,510                 985,907
      Latham Cawthra Burns                  69,710,331               1,023,086
      John Gilray Christy                   69,810,255                 923,162
      Peter Clarke                          69,761,268                 972,149
      Robert Leigh Leclerc, Q.C.            69,816,834                 916,583
      John Frederick McOuat                 69,747,506                 985,911
      Monica Elizabeth Sloan                69,701,288               1,032,129

(c) (2) Appointment of Ernst & Young LLP as Auditors of the Company.

                                                                   Votes Against
                                             Votes For             or Withheld
                                             ---------             -----------

      Appointment of Ernst & Young LLP      70,016,826                 368,854



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K          None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ECHO BAY MINES LTD.
                                            ------------------------------------
                                            (Registrant)




August 3, 2001
--------------
Date





                                            /s/ David A. Ottewell
                                            ------------------------------------
                                            DAVID A. OTTEWELL
                                            Controller and Principal
                                            Accounting Officer