Form 10-Q
period 2001-09-30
ECHO BAY MINES LTD
filed 2001-11-02
CIK 722080

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                              ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                       Commission File Number   1-8542
                                              ---------

                              ECHO BAY MINES LTD.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Incorporated under the laws
              of Canada                                         None
   ---------------------------------                    --------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


      Suite 1210, 10180-101 Street
          Edmonton, Alberta                                   T5J 3S4
 ----------------------------------                     --------------------
  (Address of principal executive                           (Postal Code)
              offices)

Registrant's telephone number, including area code (780) 496-9002
                                                   ---------------

Former address, Suite 540, 6400 S. Fiddlers Green Circle, Englewood, CO 80111-4957
                ------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X      No _____
                                       -----

         Title of Class                      Shares Outstanding as of
  -----------------------------                   October 31, 2001
         Common Shares                     ----------------------------
  without nominal or par value                      140,607,145


================================================================================

                              ECHO BAY MINES LTD.

                                     INDEX

                                                                                                                       Page
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

     ITEM 1.    Condensed Financial Statements (Unaudited)........................................................        1

     ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............       12

     ITEM 3.    Qualitative and Quantitative Disclosures About Market Risk........................................       26

PART II - OTHER INFORMATION

     ITEM 1.    Legal Proceedings.................................................................................       26

     ITEM 6.    Exhibits and Reports on Form 8-K..................................................................       26

SIGNATURE.........................................................................................................       27

                              ECHO BAY MINES LTD.

                        PART I - FINANCIAL INFORMATION

              ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEET                                                          September 30                 December 31
thousands of U.S. dollars                                                                   2001                        2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $  10,889                   $  14,269
 Short-term investments                                                                    1,976                       2,186
 Interest and accounts receivable                                                          1,979                       3,022
 Inventories (note 2)                                                                     36,137                      39,443
 Prepaid expenses and other assets                                                         6,525                      14,031
----------------------------------------------------------------------------------------------------------------------------
                                                                                          57,506                      72,951

Plant and equipment (note 3)                                                             128,958                     138,527
Mining properties (note 3)                                                                49,381                      63,499
Long-term investments and other assets                                                    21,376                      20,868
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 257,221                   $ 295,845
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                              $  24,346                   $  26,073
 Income and mining taxes payable                                                           3,818                       5,780
 Debt and other financings (notes 1 and 4)                                                17,000                      26,500
 Deferred income (note 5)                                                                  3,158                       9,651
----------------------------------------------------------------------------------------------------------------------------
                                                                                          48,322                      68,004

Debt and other financings (note 4)                                                         6,348                       6,032
Deferred income (note 5)                                                                  33,711                      50,698
Other long-term obligations                                                               50,450                      49,632
Deferred income taxes                                                                      1,833                       4,694

Commitments and contingencies (notes 1, 10 and 11)

Common shareholders' equity:
   Common shares, no par value, unlimited number authorized;
       140,607,145 shares issued and outstanding                                         713,343                     713,343
 Capital securities (note 6)                                                             153,037                     140,076
 Deficit                                                                                (721,198)                   (711,680)
 Foreign currency translation                                                            (28,625)                    (24,954)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         116,557                     116,785
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 257,221                   $ 295,845
============================================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT OF OPERATIONS                         Three months ended       Nine months ended
thousands of U.S. dollars,                                         September 30            September 30
except for per share data                                    2001          2000      2001          2000
-------------------------------------------------------------------------------------------------------
Revenue                                                     $ 58,545   $ 76,415    $186,658    $212,505
-------------------------------------------------------------------------------------------------------
Expenses:
 Operating costs                                              42,173     47,642     133,317     126,731
 Royalties                                                     2,284      1,840       5,970       5,842
 Production taxes                                                178        137         449       1,469
 Depreciation and amortization                                10,182     13,150      32,451      39,079
 Reclamation and mine closure                                  1,578      2,770       4,843       8,018
 General and administrative                                    1,476      1,055       4,316       4,684
 Exploration and development                                   1,199      1,548       3,211       8,978
 Interest and other (note 7)                                     454     (1,028)      1,286       2,608
-------------------------------------------------------------------------------------------------------
                                                              59,524     67,114     185,843     197,409
-------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                             (979)     9,301         815      15,096
-------------------------------------------------------------------------------------------------------
Income tax expense (recovery):
 Current                                                          48        603         131         703
 Deferred                                                       (840)      (300)     (2,519)     (2,100)
-------------------------------------------------------------------------------------------------------
                                                                (792)       303      (2,388)     (1,397)
-------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         $   (187)  $  8,998    $  3,203    $ 16,493
=======================================================================================================
Net earnings (loss) attributable to common
 shareholders (note 6)                                      $ (4,252)  $  5,154    $ (9,518)   $  5,176
=======================================================================================================
Earnings (loss) per share                                   $  (0.03)  $   0.04    $  (0.07)   $   0.04
=======================================================================================================
Weighted average number of shares outstanding (thousands)    140,607    140,607     140,607     140,607
=======================================================================================================


CONSOLIDATED STATEMENT                                         Three months ended           Nine months ended
OF DEFICIT                                                           September 30                September 30
thousands of U.S. dollars                                     2001           2000           2001         2000
-------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                 $(716,946)   $(714,822)   $(711,680)   $(714,844)
Net earnings (loss)                                               (187)       8,998        3,203       16,493
Interest on capital securities, net of nil tax effect (note 6)  (4,065)      (3,844)     (12,721)     (11,317)
-------------------------------------------------------------------------------------------------------------
Balance, end of period                                       $(721,198)   $(709,668)   $(721,198)   $(709,668)
=============================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD.

CONSOLIDATED STATEMENT                                       Three months ended     Nine months ended
OF CASH FLOW                                                       September 30          September 30
thousands of U.S. dollars                                   2001            2000   2001          2000
-----------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):

OPERATING ACTIVITIES
 Net cash flows provided from operating activities           $ 8,778   $ 19,974   $ 19,448   $ 34,454
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Mining properties, plant and equipment                       (3,168)    (1,650)   (10,898)    (9,425)
 Long-term investments and other assets                       (2,177)        20     (2,164)      (525)
 Short-term investments                                           --        182         --        182
 Proceeds on the sale of plant and equipment                       5         22        373        357
 Other                                                          (506)      (371)      (639)       937
-----------------------------------------------------------------------------------------------------
                                                              (5,846)    (1,797)   (13,328)    (8,474)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Currency borrowings                                              --         --         --     12,000
 Debt repayments                                              (2,000)   (16,750)    (9,500)   (29,000)
-----------------------------------------------------------------------------------------------------
                                                              (2,000)   (16,750)    (9,500)   (17,000)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             932      1,427     (3,380)     8,980
Cash and cash equivalents, beginning of period                 9,957     10,954     14,269      3,401
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $10,889   $ 12,381   $ 10,889   $ 12,381
=====================================================================================================

See accompanying notes to interim consolidated financial statements.

                              ECHO BAY MINES LTD

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.  GENERAL
In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the "Company") as of September 30, 2001 and December 31, 2000 and the consolidated results of operations and cash flow for the three and nine months ended September 30, 2001 and 2000. These financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Except as otherwise noted in this report, the accounting policies described in the annual report have been applied in the preparation of these financial statements.

Basis of Presentation
On October 5, 2001, a new $17 million revolving credit and $4 million letter of credit facility was established with HSBC Bank USA. The new facility has been guaranteed by an affiliate of Franco-Nevada Mining Corporation Limited, which holds approximately 72.4% of the Company's capital securities. The Company has drawn down on the revolving credit facility to repay bank debt of $17 million and has replaced the $4 million letter of credit issued under the syndicated facility. The principal amount of the new credit facility matures on September 30, 2002 and interest is payable quarterly. The Company's ability to borrow has been constrained by conditions in the gold mining industry, the capital securities obligation (note 6) and its recent and currently expected future operating results. The establishment of the new credit facility has resolved these uncertainties for the term of the facility.

2.  INVENTORIES

                                                  September 30       December 31
                                                          2001              2000
--------------------------------------------------------------------------------
Precious metals  --  bullion                         $  13,950         $  18,357
                 --  in-process                          6,825             8,293
Materials and supplies                                  15,362            12,793
--------------------------------------------------------------------------------
                                                     $  36,137         $  39,443
================================================================================

3.  PROPERTY, PLANT AND EQUIPMENT
Plant and equipment                               September 30       December 31
                                                          2001              2000
--------------------------------------------------------------------------------
Cost                                                 $ 656,554         $ 653,653
Less accumulated depreciation                          527,596           515,126
--------------------------------------------------------------------------------
                                                     $ 128,958         $ 138,527
================================================================================

                              ECHO BAY MINES LTD

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Mining properties                                             September 30                December 31
                                                                      2001                       2000
-----------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                $279,475                   $276,951
Less accumulated amortization                                      256,939                    248,792
-----------------------------------------------------------------------------------------------------
                                                                    22,536                     28,159
Development properties' acquisition and development costs           12,856                     13,532
Deferred mining costs                                               13,989                     21,808
-----------------------------------------------------------------------------------------------------
                                                                  $ 49,381                   $ 63,499
=====================================================================================================

4.  DEBT AND OTHER FINANCINGS

                                                              September 30                December 31
                                                                      2001                       2000
-----------------------------------------------------------------------------------------------------
Currency loans                                                    $ 17,000                   $ 26,500
Capital securities (note 6)                                          6,348                      6,032
-----------------------------------------------------------------------------------------------------
                                                                    23,348                     32,532
Less current portion                                                17,000                     26,500
-----------------------------------------------------------------------------------------------------
                                                                  $  6,348                   $  6,032
=====================================================================================================

5.  DEFERRED INCOME

                                                              September 30                December 31
                                                                      2001                       2000
-----------------------------------------------------------------------------------------------------
Modification of hedging contracts                                 $ 24,123                   $ 39,336
Premiums received on gold and silver option contracts               12,746                     20,310
Other                                                                   --                        703
-----------------------------------------------------------------------------------------------------
                                                                    36,869                     60,349
Less current portion                                                 3,158                      9,651
-----------------------------------------------------------------------------------------------------
                                                                  $ 33,711                   $ 50,698
=====================================================================================================

6.  CAPITAL SECURITIES
In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods.
During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities. Interest deferred to date amounts to $59.4 million at September 30, 2001 and is payable no later than March 31, 2003 together with any additional compounded or deferred interest up to that date. Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings, and interest on the equity portion of the capital securities has been charged directly to deficit on the consolidated balance sheet. For purposes of per share calculations, interest on the equity portion decreases the earnings attributable to common shareholders. See note 8 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

                              ECHO BAY MINES LTD

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

On September 5, 2001, the Company announced that it had reached an agreement with significant holders of the capital securities to exchange their capital securities for common shares. The Company proposes to issue up to 361.5 million common shares in exchange for the outstanding principal and accrued interest of the capital securities. Holders representing 98% of the capital securities have agreed to the exchange and have entered into support and lockup agreements. The share issuance will be presented to shareholders for their consideration and approval will be recommended by the Board of Directors. If shareholders approve, and all other transaction conditions are satisfied, the exchange of capital securities for common shares is expected to be completed in the first quarter of 2002. Any gain or loss arising from the transaction will be recorded at the closing date.

7.  INTEREST AND OTHER

                                                             Three months ended    Nine months ended
                                                                   September 30         September 30
                                                               2001        2000       2001      2000
----------------------------------------------------------------------------------------------------
Interest income                                               $(163)    $  (214)    $ (662)  $  (600)
Interest expense                                                551       1,334      1,962     4,288
Alaska-Juneau reclamation                                        --      (2,048)        --    (2,048)
Unrealized loss on share investments                              2          --        104        --
Other                                                            64        (100)      (118)      968
----------------------------------------------------------------------------------------------------
                                                              $ 454     $(1,028)    $1,286   $ 2,608
====================================================================================================

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

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

                                                             Three months ended      Nine months ended
                                                                   September 30           September 30
                                                                 2001      2000        2001       2000
------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                       $  (187)  $ 8,998    $  3,203   $ 16,493
Unrealized loss on share investments                                2        --         104         --
Change in market value of foreign exchange contracts             (780)   (1,117)     (2,720)    (1,750)
Change in market value of option contracts                        345        --        (446)        --
Transition adjustment on adoption of FAS 133                       --        --      (3,090)        --
Additional interest expense on capital securities              (4,065)   (3,844)    (12,721)   (11,317)
Unrealized gain (loss) on call options                             --     1,799          --      1,160
Amortization of deferred financing on capital securities         (158)     (158)       (475)      (475)
------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                           $(4,843)  $ 5,678    $(16,145)  $  4,111
======================================================================================================
Earnings (loss) per share under U.S. GAAP                     $ (0.03)  $  0.04    $  (0.11)  $   0.03
======================================================================================================

                              ECHO BAY MINES LTD

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                               Canadian      Capital   Derivative                U.S.
September 30, 2001                                 GAAP   Securities    Contracts     Other      GAAP
------------------------------------------------------------------------------------------------------
Short-term investments                         $  1,976  $       --    $      --   $  1,830   $  3,806
Long-term investments and other assets           21,376         317       (4,137)    (6,559)    10,997
Debt and other financings                        23,348      93,652           --         --    117,000
Deferred income                                  36,869          --       (3,036)   (33,833)        --
Other long-term obligations                      50,450      59,385        1,617        159    111,611
Common shares                                   713,343          --           --     36,428    749,771
Capital securities                              153,037    (153,037)          --         --         --
Deficit                                         721,198        (317)       2,718     36,454    760,053
Shareholders' equity (deficit)                  116,557    (152,720)      (2,718)    28,945     (9,936)
------------------------------------------------------------------------------------------------------

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

                                                                 Three months ended     Nine months ended
                                                                       September 30          September 30
                                                                     2001      2000        2001      2000
---------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                              $ (4,843)  $ 5,678    $(16,145)  $ 4,111
Other comprehensive income (loss), after a nil income tax effect:
 Unrealized gain on share investments arising during period           742     1,460       1,098     1,460
 Modification of derivative contracts realized in net income       (4,166)       --     (11,960)       --
 Foreign currency translation adjustments                          (2,756)   (1,407)     (3,671)   (3,242)
 Transition adjustment on adoption of FAS 133                          --        --      39,234        --
---------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                  (6,180)       53      24,701    (1,782)
---------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                      $(11,023)  $ 5,731    $  8,556   $ 2,329
=========================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive income (loss), as follows.

                                                    September 30       December 31
                                                            2001              2000
----------------------------------------------------------------------------------
Unrealized gain on share investments                    $  1,697          $    732
Modification of derivative contracts                      27,274                --
Foreign currency translation                             (28,625)          (24,954)
----------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)           $    346          $(24,222)
==================================================================================

Derivative instruments and hedging activities
On January 1, 2001, the Company implemented FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company has designated its gold forward contracts as normal sales as defined by Statement No. 138 and these contracts are therefore excluded from the scope of Statement No. 133. Foreign exchange contracts and gold put and call options have not been designated as hedges for U.S. GAAP purposes and are

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


recognized at fair value on the balance sheet with changes in fair value recorded in earnings. Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred in accumulated other comprehensive income until the formerly hedged items are recorded in earnings. The transition adjustment recorded under U.S. GAAP at January 1, 2001 decreased assets by $18.3 million, liabilities by $54.4 million and net earnings by $3.1 million, and increased accumulated other comprehensive income by $39.2 million.

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

                                                                       Three months ended                       Nine months ended
                                                                             September 30                            September 30
Gold Production (ounces)                                         2001                2000                2001                2000
---------------------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                          102,883              79,987             301,021             228,349
McCoy/Cove                                                     23,450              39,362              73,138             131,956
Lupin                                                          33,000              40,696             105,710              79,055
Kettle River                                                   12,200              24,404              41,418              73,734
---------------------------------------------------------------------------------------------------------------------------------
Total gold                                                    171,533             184,449             521,287             513,094
=================================================================================================================================

Silver Production (ounces) - all from McCoy/Cove            1,731,444           2,724,463           5,028,029          10,149,307
=================================================================================================================================

                                                                       Three months ended                       Nine months ended
                                                                             September 30                            September 30
Cash Operating Costs per Ounce of Gold Produced                  2001                2000                2001                2000
---------------------------------------------------------------------------------------------------------------------------------
Round Mountain                                            $       191         $       201          $      190         $       197
McCoy/Cove                                                        239                 189                 243                 165
Lupin                                                             241                 199                 228                 206
Kettle River                                                      278                 206                 265                 211
---------------------------------------------------------------------------------------------------------------------------------
Company consolidated weighted average                     $       217         $       197          $      216         $       185
=================================================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

                                                        Three months ended          Nine months ended
Reconciliation of Cash Operating                              September 30               September 30
Costs per Ounce to Financial Statements                2001           2000        2001           2000
-----------------------------------------------------------------------------------------------------
Operating costs by minesite:
  Round Mountain                                   $ 20,052       $ 17,216    $ 58,312       $ 43,776
  McCoy/Cove                                         11,663         16,693      40,637         53,872
  Lupin                                               6,943          8,268      22,797         13,709
  Kettle River                                        3,515          5,465      11,571         15,374
-----------------------------------------------------------------------------------------------------
Total operating costs per financial statements       42,173         47,642     133,317        126,731
Change in finished goods inventories and other        1,543         (2,070)       (657)        (1,666)
Co-product cost of silver produced                   (6,493)        (9,236)    (20,062)       (30,143)
-----------------------------------------------------------------------------------------------------
Cash operating costs                               $ 37,223       $ 36,336    $112,598       $ 94,922
=====================================================================================================
Gold ounces produced                                171,533        184,449     521,287        513,094
=====================================================================================================
Cash operating costs per ounce                     $    217       $    197    $    216       $    185
=====================================================================================================

The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

                                                               Three months ended                       Nine months ended
                                                                     September 30                            September 30
                                                         2001                2000                2001                2000
-------------------------------------------------------------------------------------------------------------------------
Total gold and silver revenues (millions)           $    58.5          $     76.4            $  186.7         $     212.5
Average gold price realized per ounce               $     298          $      313            $    302         $       318
Average silver price realized per ounce             $    4.43          $     5.13            $   4.77         $      5.34
-------------------------------------------------------------------------------------------------------------------------

10.  HEDGING ACTIVITIES AND COMMITMENTS
Gold commitments
The Company's gold forward sales and option positions at September 30, 2001 were as follows.

                                 Forward      Price of   Call Options Purchased        Call Options Sold
                                   Sales  Forward Sale             Strike Price             Strike Price
                                (ounces)   (per ounce)     Ounces     per Ounce     Ounces     per Ounce
--------------------------------------------------------------------------------------------------------
Remainder of 2001                15,000          $ 302     15,000         $ 360         --         $  --
2002                             60,000            302     60,000           360         --            --
2003                             60,000            302     60,000           360         --            --
2004                             60,000            302     60,000           360         --            --
2005                             15,000            302    120,000           395    105,000           340
--------------------------------------------------------------------------------------------------------
                                210,000          $ 302    315,000         $ 373    105,000         $ 340
========================================================================================================

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Currency position
At September 30, 2001, the Company had an obligation under foreign currency exchange contracts to purchase C$3 million in the remainder of 2001 at an exchange rate of C$1.46 to U.S.$1.00.

Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at September 30, 2001 and December 31, 2000.

                                                                 September 30, 2001                            December 31, 2000
                                                -----------------------------------        -------------------------------------
                                                      Carrying            Estimated                Carrying            Estimated
                                                        Amount           Fair Value                  Amount           Fair Value
--------------------------------------------------------------------------------------------------------------------------------
Gold forward sales                                    $     --             $    700               $      --             $  5,700
Silver forward sales                                        --                   --                      --                1,800
Gold options   - puts purchased                             --                   --                      --                   --
               - calls sold                             (3,000)              (1,600)                 (3,000)              (2,200)
               - puts sold                                  --                   --                      --                   --
               - calls purchased                         5,700                1,600                   6,800                2,400
Silver options - puts purchased                             --                   --                   1,200                1,400
               - puts sold                                  --                   --                  (1,300)                (400)
               - calls purchased                            --                   --                     700                   --
Foreign currency contracts                                  --                 (200)                     --                 (300)
--------------------------------------------------------------------------------------------------------------------------------
                                                                           $    500                                     $  8,400
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

The decision was appealed by Summa to the Supreme Court of Nevada and on April 26, 2000, the court reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order". The decision was made by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000. The Echo Bay defendants then filed for a petition for review of the panel decision by the full Court. On April 3, 2001, the full court issued an order reversing the decision of the panel. The full court noted, however, that the trial court had failed to consider the testimony of one of Summa's trial witnesses and remanded the case to the trial court for a redetermination of the meaning of the contract. The other defenses and arguments put forth by the Echo Bay defendants, which the

                              ECHO BAY MINES LTD.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

      Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

trial court originally elected not to consider, may now also be considered. The Echo Bay defendants disagree that the trial court failed to consider the testimony in question. The evidence was in fact considered and addressed in an alternate finding of that court. Accordingly, the Supreme Court is now being asked to review this one matter and reinstate the decision of the trial court. It is not known when the Supreme Court will rule on this request.

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

                               September 30,2001
                                (U.S. dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the depressed price of gold, which averaged $279 per ounce in 2000 and $269 per ounce during the first nine months of 2001.

The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

The Company's hedge position as of September 30, 2001 partially protects the Company against gold price declines in the years 2001 through 2005. For the remainder of 2001, this position includes forward sales of approximately 15,000 ounces at a forward price of $302 per ounce. For the years 2002 through 2005, the Company has forward sales totaling 195,000 ounces of gold at a forward price of $302 per ounce. See note 10 to the interim consolidated financial statements.

The Company continues to defer a final construction decision on Aquarius, a planned gold mine in Ontario, Canada. The Company's exploration efforts are focused on projects principally located in North America where the Company already has extensive gold mining infrastructure.

In March 1997, the Company issued $100.0 million of 11% capital securities due 2027 (see note 6 to the interim consolidated financial statements). The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its semi-annual interest payments to holders of the capital securities. The deferred interest accrued at September 30, 2001, totaling $59.4 million, has been classified within the equity component of the capital securities obligation on the balance sheet as the Company has the option to satisfy the deferred interest by delivering common shares. Although the Company has the contractual right to issue shares in settlement of this obligation, market conditions in 2003 will determine the Company's ability to settle through the delivery and sale of common shares.

On September 5, 2001, the Company announced that it had reached an agreement with significant holders of the capital securities to exchange their capital securities for common shares. The Company proposes to issue up to 361.5 million common shares in exchange for the outstanding principal and accrued interest of the capital securities. Holders representing 98% of the capital securities have agreed to the exchange and have entered into support and lockup agreements. The share issuance will be presented to shareholders for their consideration and approval will be recommended by the Board of Directors. If shareholders approve, and all other transaction conditions are satisfied, the exchange of capital securities for common shares is expected to be completed in the first quarter of 2002. Any gain or loss arising from the transaction will be recorded at the closing date.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              FINANCIAL CONDITION

                               September 30,2001
                                (U.S. dollars)


LIQUIDITY AND CAPITAL RESOURCES
Net cash flow provided from operating activities was $19.4 million for the first nine months of 2001 compared to $34.5 million for the first nine months of 2000. The 2001 results compared to 2000 reflect decreased silver cash revenue ($26.0 million) and increased operating costs in 2001 ($6.6 million) related to Lupin operations and increased reagent and power costs at Round Mountain. These factors were partially offset by Lupin start-up costs in 2000 ($4.8 million) and increases in inventories in 2000 ($5.0 million) and reduced spending for production taxes, exploration and interest ($5.4 million).

Net cash used in investing activities was $13.3 million in the first nine months of 2001, primarily related to mining properties, plant and equipment.

Net cash used in financing activities included $9.5 million for loan repayments in the first nine months of 2001.

At September 30, 2001, the Company had $10.9 million in cash and cash equivalents and $2.0 million in short-term investments.

At September 30, 2001, the Company's current debt was $17.0 million and its long-term debt was $6.3 million.

The Company's syndicated bank debt had a balance of $17.0 million at September 30, 2001. During the third quarter, the Company repaid debt of $2.0 million. On October 5, 2001, a new $17 million revolving credit and $4 million letter of credit facility was established with HSBC Bank USA, one of the Company's syndicated bankers. The new facility has been guaranteed by an affiliate of Franco-Nevada Mining Corporation Limited, which holds approximately 72.4 percent of the Company's capital securities. The Company has drawn down on the revolving credit facility to repay bank debt of $17 million and has replaced the $4 million letter of credit issued under the syndicated facility. The principal amount of the new credit facility matures on September 30, 2002 and interest is payable quarterly.

At September 30, 2001, the fair value of the Company's hedge portfolio was $0.5 million, which is within the predetermined margin limits. Margin deposits could be required by certain counterparties if the fair value of the hedge portfolio were less than the predetermined margin threshold.

For the full year 2001, the Company expects to incur $22 million in capital expenditures, of which $18.7 million has been incurred in the first nine months of 2001. The Company will rely on its operating cash flow to fund the remainder of its planned 2001 capital expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price and the cost structure at the Company's operating mines.

Early in 2000, The American Stock Exchange advised the Company that its listing eligibility was under review. The review was undertaken because the Company had fallen below two of the Exchange's continued listing guidelines. The Company had sustained net losses in the 1995 to 1999 fiscal years and in the Exchange's view, the Company's shareholders' equity under generally accepted accounting principles in the United States is inadequate. The Company is addressing the Exchange's concerns through periodic progress reviews and currently the matter is in abeyance.

See note 11 to the interim consolidated financial statements, "Other Commitments and Contingencies".

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)

FINANCIAL REVIEW
Three month results
The Company reported a net loss of $0.2 million in the third quarter of 2001, compared to net earnings of $9.0 million in the third quarter of 2000. The loss per share was $0.03 in the third quarter of 2001, compared to earnings per share of $0.04 in the third quarter of 2000. The per share amount includes the equity portion of the interest on the Company's capital securities, $4.1 million ($0.03 per share) in the third quarter of 2001 and $3.8 million ($0.03 per share) in the third quarter of 2000. The 2001 results compared to 2000 reflect decreased gold and silver sales volume ($14.0 million) and lower prices realized ($3.9 million), partially offset by decreased operating costs ($5.4 million) and depreciation and amortization ($3.0 million).

Gold production decreased 7% to 171,533 ounces in the third quarter of 2001 compared to 184,449 ounces in the third quarter of 2000. This year's quarter reflects the reducing production profile from the McCoy/Cove mine, partially offset by an increase in gold production at the Round Mountain mine. Silver production from McCoy/Cove in the third quarter of 2001 was 1.7 million ounces, 36% lower than the 2.7 million ounces produced in the third quarter of 2000.

Cash operating costs were $217 per ounce of gold in the third quarter of 2001, versus $197 in the third quarter of 2000. The increase was primarily a result of lower grades and production at McCoy/Cove. Total production costs were $289 per ounce in the third quarter of 2001, versus $274 per ounce in the third quarter of 2000.

Nine month results
The Company reported net earnings of $3.2 million in the first nine months of 2001, compared with net earnings of $16.5 million in the same period in 2000. The loss per share was $0.07 in the first nine months of 2001, compared with earnings per share of $0.04 in the first nine months of 2000. The per share amount includes the equity portion of the interest on the Company's capital securities, $12.7 million ($0.09 per share) in the first nine months of 2001 and $11.3 million ($0.08 per share) in the first nine months of 2000. The 2001 results compared to 2000 reflect decreased silver sales volume ($24.3 million), decreased gold and silver sales prices realized ($11.7 million) and increased operating costs ($6.6 million). These factors were partially offset by increased gold sales volume ($10.2 million), decreased depreciation and amortization ($6.6 million), exploration and development spending ($5.8 million), reclamation and mine closure ($3.2 million), income and production taxes ($2.0 million) and interest and other expenses ($1.3 million).

Gold production increased 2% to 521,287 ounces in the first nine months of 2001 compared to 513,094 ounces in the first nine months of 2000 reflecting increased production at Round Mountain and the re-commissioned Lupin mine offset by the reduced production from McCoy/Cove. Silver production from McCoy/Cove was 5.0 million ounces, 50% lower than the 10.1 million ounces produced in 2000.

Cash operating costs were $216 per ounce of gold in the first nine months of 2001, versus $185 in the first nine months of 2000. The increase was primarily a result of decreased grades and lower production at McCoy/Cove. Total production costs were $287 per ounce in the first nine months of 2001, versus $260 per ounce in the first nine months of 2000.

The term ounce as used in this Form 10-Q means "troy ounce".

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           RESULTS OF OPERATIONS

             For the Three and Nine months ended September 30,2001
                                (U.S. dollars)


Revenue
Statistics for gold and silver ounces sold and other revenue data are set out below.

                                                      Three months ended          Nine months ended
                                                            September 30               September 30
Revenue Data                                           2001         2000         2001          2000
---------------------------------------------------------------------------------------------------
Gold
----
 Ounces sold                                        169,804      196,460      527,714       495,626
 Average price realized/ounce - revenue basis    $      298   $      313   $      302   $       318
 Average price realized/ounce - cash basis (1)   $      279   $      290   $      280   $       297
 Average market price/ounce                      $      274   $      277   $      269   $       282
 Revenue (millions of U.S. $)                    $     50.6   $     61.9   $    159.4   $     157.3
 Percentage of total revenue                             86%          81%          85%           74%
Silver
-----
 Ounces sold                                      1,790,375    2,893,295    5,708,519    10,267,977
 Average price realized/ounce - revenue basis    $     4.43   $     5.13   $     4.77   $      5.34
 Average price realized/ounce - cash basis (1)   $     4.24   $     5.06   $     4.91   $      5.27
 Average market price/ounce                      $     4.29   $     4.96   $     4.42   $      5.08
 Revenue (millions of U.S. $)                    $      7.9   $     14.5   $     27.3   $      55.2
 Percentage of total revenue                             14%          19%          15%           26%
---------------------------------------------------------------------------------------------------
Total revenue (millions of U.S. dollars)         $     58.5   $     76.4   $    186.7   $     212.5
===================================================================================================

(1) Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

REVENUE VARIANCE ANALYSIS                                                   Three months ended         Nine months ended
2001 VS. 2000                                                                     September 30              September 30
(millions of U.S. dollars)
----------------------------------------------------------------------------------------------------------------------------
Lower gold prices                                                                    $   (2.6)                  $  (8.5)
Lower silver prices                                                                      (1.3)                     (3.2)
Change in volume                                                                        (14.0)                    (14.1)
----------------------------------------------------------------------------------------------------------------------------
Decrease in revenue                                                                  $  (17.9)                  $ (25.8)
============================================================================================================================

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           RESULTS OF OPERATIONS

             For the Three and Nine months ended September 30,2001

Production Costs
Production cost data per ounce of gold is set out below.

                                                                Three months ended                      Nine months ended
PRODUCTION COSTS PER                                                  September 30                           September 30
OUNCE OF GOLD PRODUCED                                      2001              2000                 2001              2000
-------------------------------------------------------------------------------------------------------------------------
Direct mining expense                                      $ 197             $ 195                $ 204            $  192
 Deferred stripping and mine development costs                19                 2                   13                (5)
 Inventory movements and other                                 1                --                   (1)               (2)
-------------------------------------------------------------------------------------------------------------------------
Cash operating costs                                         217               197                  216               185
 Royalties                                                    11                 8                   10                 8
 Production taxes                                              1                 1                    1                 2
-------------------------------------------------------------------------------------------------------------------------
Total cash costs                                             229               206                  227               195
 Depreciation                                                 38                37                   38                33
 Amortization                                                 14                19                   14                20
 Reclamation and mine closure                                  8                12                    8                12
-------------------------------------------------------------------------------------------------------------------------
Total production costs                                     $ 289             $ 274                $ 287            $  260
=========================================================================================================================

Expenses

Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $ 217 per ounce of gold in the third quarter of 2001 and $197 in the third quarter of 2000. See "Operations Review."

RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS               Three months ended       Nine months ended
thousands of U.S. dollars,                                  September 30            September 30
except per ounce amounts                              2001          2000        2001        2000
------------------------------------------------------------------------------------------------
Operating costs per financial statements             $ 42,173   $ 47,642    $133,317    $126,731
Change in finished goods inventory and other            1,543     (2,070)       (657)     (1,666)
Co-product cost of silver produced                     (6,493)    (9,236)    (20,062)    (30,143)
------------------------------------------------------------------------------------------------
Cash operating costs                                 $ 37,223   $ 36,336    $112,598    $ 94,922
================================================================================================
Gold ounces produced                                  171,533    184,449     521,287     513,094
================================================================================================
Cash operating costs per ounce                       $    217   $    197    $    216    $    185
================================================================================================

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

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           RESULTS OF OPERATIONS

             For the Three and Nine months ended September 30,2001
                                (U.S. dollars)

OPERATIONS REVIEW
Operating data by mine is set out below.

                                                                  Three months ended                 Nine months ended
                                                                        September 30                      September 30
Operating Data by Mine                                          2001            2000             2001             2000
----------------------------------------------------------------------------------------------------------------------
Gold production (ounces)
-----------------------
 (a)  Round Mountain (50%)                                   102,883          79,987          301,021          228,349
 (b)  McCoy/Cove                                              23,450          39,362           73,138          131,956
 (c)  Lupin                                                   33,000          40,696          105,710           79,055
 (d)  Kettle River                                            12,200          24,404           41,418           73,734
----------------------------------------------------------------------------------------------------------------------
Total gold                                                   171,533         184,449          521,287          513,094
======================================================================================================================

Silver production (ounces)
-------------------------
 (b)  McCoy/Cove                                           1,731,444       2,724,463        5,028,029       10,149,307
----------------------------------------------------------------------------------------------------------------------
Total silver                                               1,731,444       2,724,463        5,028,029       10,149,307
======================================================================================================================

Gold production decreased 7% to 171,533 ounces in the third quarter of 2001 compared to 184,449 ounces in the third quarter of 2000. Decreased production reflects the reducing production profile from the McCoy/Cove and Kettle River mines and lower grades mined at Lupin partially offset by an increase in gold production at the Round Mountain mine. Silver production from McCoy/Cove was 1.7 million ounces, 36% less than the 2.7 million ounces produced in 2000, reflecting decreased grades and recoveries. Production for the year is expected to total approximately 650,000 ounces of gold and 6.5 million ounces of silver.

                                                                  Three months ended            Nine months ended
                                                                        September 30                 September 30
Operating Data by Mine                                          2001            2000       2001              2000
-----------------------------------------------------------------------------------------------------------------
Cash operating costs (per ounce of gold)
---------------------------------------
 (a)  Round Mountain                                           $ 191           $ 201      $ 190             $ 197
 (b)  McCoy/Cove                                                 239             189        243               165
 (c)  Lupin                                                      241             199        228               206
 (d)  Kettle River                                               278             206        265               211
-----------------------------------------------------------------------------------------------------------------
Company average                                                $ 217           $ 197      $ 216             $ 185
=================================================================================================================

Cash operating costs were $217 per ounce of gold in the third quarter of 2001, versus $197 in the third quarter of 2000. The increase was primarily a result of lower production at McCoy/Cove and Lupin and higher reagent and power costs at Round Mountain. The Company expects to achieve the planned cash operating costs of $225 per ounce of gold produced for the full year 2001.

                             ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)


(a)  Round Mountain, Nevada (50% owned)

                                                    Three months ended    Nine months ended
                                                          September 30         September 30
OPERATING DATA                                          2001      2000       2001      2000
-------------------------------------------------------------------------------------------
Gold produced (ounces):
  Heap leached - reusable pad (50%)                   27,610    17,747     85,432    53,967
  Heap leached - dedicated pad (50%)                  50,425    49,686    149,230   123,173
  Milled (50%)                                        24,607    12,257     66,118    48,977
  Other (50%)                                            241       297        241     2,232
                                                    --------  --------   --------  --------
  Total (50%)                                        102,883    79,987    301,021   228,349
Mining cost/ton of ore and waste                    $   0.77  $   0.82   $   0.83  $   0.82
Heap leaching cost/ton of ore                       $   0.97  $   0.77   $   0.81  $   0.65
Milling cost/ton of ore                             $   2.72  $   2.81   $   2.95  $   2.83
Production cost per ounce of gold produced:
  Direct mining expense                             $    156  $    203   $    165  $    208
  Deferred stripping cost                                 25         2         22        (6)
  Inventory movements and other                           10        (4)         3        (5)
                                                    --------  --------   --------  --------
   Cash operating cost                                   191       201        190       197
  Royalties                                               21        16         18        17
  Production taxes                                         2        --          1         1
                                                    --------  --------   --------  --------
   Total cash cost                                       214       217        209       215
  Depreciation                                            35        44         37        45
  Amortization                                            15        18         15        18
  Reclamation and mine closure                             9         9          9         9
                                                    --------  --------   --------  --------
   Total production costs                           $    273  $    288   $    270  $    287
                                                    --------  --------   --------  --------
Heap leached -  reusable pad:
  Ore processed (tons/day) (100%)                     22,174    20,280     25,593    25,283
  Total ore processed (000 tons) (100%)                2,018     1,845      6,987     6,902
  Grade (ounce/ton)                                    0.032     0.030      0.034     0.028
  Recovery rate (%)                                     79.8      58.7       78.1      59.1
Heap leached - dedicated pad:
  Ore processed (tons/day) (100%)                     97,022   136,275    124,220   142,249
  Total ore processed (000 tons) (100%)                8,829    12,401     33,912    38,834
  Grade (ounce/ton)                                    0.011     0.012      0.011     0.011
  Recovery rate /(1)/
Milled:
  Ore processed (tons/day) (100%)                     11,226     9,359     10,401     8,668
  Total ore processed (000 tons) (100%)                1,022       852      2,840     2,366
  Grade (ounce/ton)                                    0.036     0.045      0.054     0.047
  Recovery rate (%)                                     82.8      82.8       83.7      83.5
-------------------------------------------------------------------------------------------

/(1)/ Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The mine continues to have an excellent year. The Company's share of mine production was 102,883 ounces for the third quarter of 2001 compared with 79,987 ounces in the third quarter of 2000. The increase in production is attributable to an increase in mill tonnage, reduction of in-process inventory and the dual processing of high grade oxide material. Dual processing means the material is first leached on the reusable pad and then processed

                             ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)

through the mill allowing coarse gold to be recovered and increasing the ultimate recovery. Cash operating costs per ounce for the quarter were $191, compared with $201 in the third quarter of 2000. Revenues from higher production offset increased reagent and power costs resulting in the lower cash cost per ounce.

                             ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)

(b)  McCoy/Cove, Nevada (100% owned)

                                                         Three months ended         Nine months ended
                                                               September 30              September 30
OPERATING DATA                                            2001         2000        2001          2000
-----------------------------------------------------------------------------------------------------
Gold produced (ounces):
 Milled                                                 16,780       28,937      54,504        90,640
 Heap leached                                            6,670       10,425      18,634        41,316
                                                    ----------   ----------  ----------   -----------
 Total gold                                             23,450       39,362      73,138       131,956
Silver produced (ounces):
 Milled                                              1,654,811    2,505,429   4,786,267     9,350,219
 Heap leached                                           76,633      219,034     241,762       799,088
                                                    ----------   ----------  ----------   -----------
 Total silver                                        1,731,444    2,724,463   5,028,029    10,149,307
Mining cost/ton of ore and waste                           n/a   $     0.79         n/a   $      0.74
Milling cost/ton of ore                             $     7.83   $     5.90  $     7.13   $      6.47
Heap leaching cost/ton of ore                              n/a          n/a         n/a   $      2.12
Production cost per ounce of gold produced:
 Direct mining expense                              $      223   $      173  $      241   $       164
 Deferred stripping cost                                    27           11           7             1
 Inventory movements and other                             (11)           5          (5)           --
                                                    ----------   ----------  ----------   -----------
   Cash operating cost                                     239          189         243           165
 Royalties                                                   1            3           1             3
 Production taxes                                           --            1          --             4
                                                    ----------   ----------  ----------   -----------
   Total cash cost                                         240          193         244           172
 Depreciation                                               49           28          47            24
 Amortization                                                9           28           8            28
 Reclamation and mine closure                               --           11          --            11
                                                    ----------   ----------  ----------   -----------
   Total production costs                           $      298   $      260  $      299   $       235
                                                    ----------   ----------  ----------   -----------
Average gold-to-silver price ratio /(1)/                63.8:1       55.7:1      60.9:1        55.5:1
Milled:
 Ore processed (tons/day)                                9,612       11,594      10,886        11,369
 Total ore processed (000 tons)                            875        1,055       2,972         3,104
 Gold grade (ounce/ton)                                  0.051        0.050       0.045         0.055
 Silver grade (ounce/ton)                                 2.44         3.16        2.57          4.00
 Gold recovery rate (%)                                   47.3         46.8        45.9          51.8
 Silver recovery rate (%)                                 56.4         68.8        63.0          71.5
Heap leached:
 Ore processed (tons/day)                                  n/a          n/a         n/a         6,628
 Total ore processed (000 tons)                            n/a          n/a         n/a         1,809
 Gold grade (ounce/ton)                                    n/a          n/a         n/a         0.024
 Silver grade (ounce/ton)                                  n/a          n/a         n/a          0.96
 Recovery rates /(2)/
-----------------------------------------------------------------------------------------------------

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

                             ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)

At McCoy/Cove in Nevada, gold production was 23,450 ounces for the third quarter compared with 39,362 ounces in the third quarter of 2000. Silver production amounted to 1.7 million ounces in the third quarter compared with 2.7 million ounces in the third quarter of 2000. The lower production level reflects the processing of low grade stockpiles as open pit mining was completed in 2000. With the lower production, cash operating costs for the quarter were $239 per ounce, compared to $189 per ounce in third quarter of 2000.

Reclamation activities continued during the quarter with contouring of rock stockpiles, infiltration basins, and leach pads. Work is on track to have significant acreage available for the fall/winter planting season and earthwork activities will proceed through the winter.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)

(c)  Lupin, Nunavut, Canada  (100% owned)

                                                         Three months ended            Nine months ended
                                                               September 30                 September 30
OPERATING DATA                                            2001         2000            2001         2000
--------------------------------------------------------------------------------------------------------
Gold produced (ounces)                                  33,000       40,696         105,710       79,055
Mining cost/ton of ore                             C  $  43.77   C  $ 43.18     C  $  45.56   C  $ 40.87
Milling cost/ton of ore                            C  $  12.83   C  $ 13.18     C  $  13.58   C  $ 13.84
Production cost per ounce of gold produced:
 Canadian dollars:
  Direct mining expense                            C  $    422   C  $   325     C  $    399   C  $   333
  Deferred mine development cost                   C  $    (19)  C  $    (7)    C  $    (16)  C  $    (6)
  Inventory movements and other                    C  $      1   C  $    --     C  $      1   C  $    --
                                                      --------      -------        --------      -------
   Cash operating cost                             C  $    404   C  $   318     C  $    384   C  $   327
 U.S. dollars
  Cash operating costs                             US $    241   US $   199     US $    228   US $   206
  Royalties                                                 --           --              --           --
  Production taxes                                          --           --              --           --
                                                      --------      -------        --------      -------
   Total cash cost                                         241          199             228          206
  Depreciation                                              33           26              30           27
  Amortization                                               7            9               7            9
  Reclamation and mine closure                              14           17              14           17
                                                      --------      -------        --------      -------
   Total production costs                          US $    295   US $   251     US $    279   US $   259
                                                      --------      -------        --------      -------
Milled:
 Ore processed (tons/day)                                1,884        1,785           1,850        1,859
 Total ore processed (000 tons)                            171          162             505          338
 Grade (ounce/ton)                                       0.205        0.267           0.224        0.250
 Recovery rate (%)                                        93.7         93.8            93.3         93.4
--------------------------------------------------------------------------------------------------------

Gold production for the quarter was 33,000 ounces compared with 40,696 ounces in the third quarter of 2000. Cash operating costs were $241 per ounce for the quarter compared to $199 per ounce in the third quarter of 2000. Mining costs were higher and grades lower than in 2000 due to the sequencing of production areas in the mine. The cash operating costs include a $0.7 million benefit ($21 per ounce) in the third quarter from hedging Canadian dollars for Lupin expenditures. A $6.0 million gain, realized when certain contracts were closed during the first quarter of 1997, has now been fully amortized.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)

(d)  Kettle River, Washington  (100% owned)

                                                    Three months ended      Nine months ended
                                                          September 30           September 30
OPERATING DATA                                          2001      2000          2001     2000
---------------------------------------------------------------------------------------------
Gold produced (ounces)                                12,200    24,404        41,418   73,734
Mining cost/ton of ore                               $ 23.63   $ 19.46       $ 23.59  $ 20.49
Milling cost/ton of ore                              $ 12.93   $ 11.35       $ 11.47  $ 11.45
Production cost per ounce of gold produced:
 Direct mining expense                               $   225   $   214       $   208  $   230
 Deferred mine development cost                           --        --            --       --
 Inventory movements and other                            53        (8)           57      (19)
                                                     -------   -------       -------  -------
   Cash operating cost                                   278       206           265      211
 Royalties                                                 7        12            11       13
 Production taxes                                          1         1             1        1
                                                     -------   -------       -------  -------
   Total cash cost                                       286       219           277      225
 Depreciation                                             10        10             8       10
 Amortization                                             40         8            40        8
 Reclamation and mine closure                             15        15            15       15
                                                     -------   -------       -------  -------
   Total production costs                            $   351   $   252       $   340  $   258
                                                     -------   -------       -------  -------
Milled:
 Ore processed (tons/day)                                856     1,575         1,020    1,487
 Total ore processed (000 tons)                           78       143           278      406
 Grade (ounce/ton)                                     0.188     0.205         0.179    0.215
 Recovery rate (%)                                      83.5      83.1          82.9     84.4
---------------------------------------------------------------------------------------------

Production for the third quarter was 12,200 ounces, down from 24,404 ounces in the third quarter of 2000. Mining at the Lamefoot deposit was completed in the fourth quarter of 2000 meaning that production in 2001 has been solely from existing stockpiles and the K-2 mine and, as anticipated, was lower than 2000 production. Cash operating costs per ounce were $278 in the third quarter of 2001 compared to $206 per ounce in the third quarter of 2000, reflecting the lower production.

Underground exploration and development of an extension to the K-2 mine is currently underway.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)

RECENT DEVELOPMENTS
Exploration and development programs
With the ongoing low gold price environment, the Company continues its focused approach to exploration and development activities primarily within close proximity to the existing mine sites as well as in the Western United States and in the Timmins area of Ontario. For the third quarter of 2001, the Company spent $0.8 million on exploration activities. Exploration costs are expensed as incurred.

In 1997, the Company deferred a final construction decision on its planned gold mine, the 100% owned Aquarius in Ontario, Canada. Development holding costs are expensed as incurred. During the third quarter of 2001, the Company expensed $0.4 million in holding costs related to Aquarius.

Other
See note 11 to the interim consolidated financial statements.

                              ECHO BAY MINES LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            RESULTS OF OPERATIONS

            For the Three and Nine months ended September 30, 2001
                                (U.S. dollars)

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward-looking statements include statements regarding targets for gold and silver production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's principal mines, schedules for completion of detailed feasibility studies and initial feasibility studies, potential changes in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated grades and recovery rates, the ability to secure financing, and potential acquisitions or increases, divestitures or decreases in property interests. Factors that could cause actual results to differ materially include, among others: changes in gold and silver prices; fluctuations in grades and recovery rates; geological, metallurgical, processing, access, transportation or other problems; results of exploration activities, pending and future feasibility studies; changes in project parameters as plans continue to be refined; political, economic and operational risks; availability of materials and equipment; regulatory risks, including but not limited to reclamation security requirements and the timing for the receipt of governmental permits; force majeure events; the failure of plant, equipment or processes to operate in accordance with specifications or expectations; accidents, labor relations; delays in start-up dates for projects; environmental costs and risks; the possibility that the exchange of the capital securities for common shares will not be completed, and other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

                              ECHO BAY MINES LTD.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Information about market risks for the three months ended September 30, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Summa
See note 11 to the interim consolidated financial statements.

Other
The Company is also engaged in routine litigation incidental to its business.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Reports on Form 8-K       Filed on September 12, 2001, related to the
                              proposed conversion of capital securites into common shares.

                              Filed on September 20, 2001, related to the deferral of the October 2001 interest payment on the capital securities.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ECHO BAY MINES LTD.
                                  ---------------------------------------------
                                  (Registrant)



November 2, 2001
----------------
Date



                                  /s/ David A. Ottewell
                                  ---------------------------------------------
                                  DAVID A. OTTEWELL
                                  Controller and Principal
                                  Accounting Officer