Form 10-K/A
period 2000-12-31
ECHO BAY MINES LTD
filed 2002-02-14
CIK 722080

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-8542

ECHO BAY MINES LTD.
(Exact name of registrant as specified in its charter)

Incorporated under the laws of Canada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1210, 10180-101 Street Edmonton, Alberta	T5J 3S4
(Address of principal executive offices)	(Postal Code)

Registrant's telephone number, including area code: (780) 496-9002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/        No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Aggregate market value of the voting securities held by non-affiliates of the registrant at March 28, 2001	U.S.$210,910,718
Number of common shares outstanding as of March 28, 2001	140,607,145

TABLE OF CONTENTS

PART I
ITEMS 1 AND 2—BUSINESS AND PROPERTIES
INTRODUCTION
Property and Office Locations
Material Subsidiaries
OPERATIONS SUMMARY
Gold and Silver Production
Revenue
Production Costs
RESERVES
Change in Proven and Probable Reserves
Measured and Indicated Resources
Inferred Resources
CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
ROUND MOUNTAIN
Geology and Ore Reserves
Mining and Processing
MCCOY/COVE
Geology and Ore Reserves
Mining and Processing
KETTLE RIVER
Geology and Ore Reserves
Mining and Processing
LUPIN
Geology and Ore Reserves
Mining and Processing
Supplies, Utilities and Transportation
Water Supply and Waste Disposal
DEVELOPMENT PROGRAM
Aquarius
OTHER PROJECTS
Kuranakh/Golden Eagle
EXPLORATION
ALASKA-JUNEAU
SUNNYSIDE
OTHER
Precious Metal Sales and Hedging Activities
Credit Facilities
Governmental and Environmental Regulation
Employees
Executive Officers of the Registrant
Mining Risks and Insurance
Supplies, Utilities and Transportation
Waste Disposal
Royalties
Lease Commitments
History of the Company
RISK FACTORS
Profitability
Mine Development Risks
Exploration Risks
Liquidity and Capital Resources
Gold and Silver Prices
Estimation of Asset Carrying Values
Uncertainty of Reserve and Other Mineralization Estimates
Mining and Processing
Mining Risks and Insurance
Governmental Regulation
Risk of International Operations
Title to Properties
GLOSSARY
GOLD PRICES
SILVER PRICES
EXCHANGE RATES
CONVERSION TABLE
ITEM 3—LEGAL PROCEEDINGS
SUMMA
COLORADO SCHOOL OF MINES
OTHER
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5—MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS
MARKET INFORMATION
DIVIDENDS
CERTAIN TAX MATTERS
United States Federal Income Tax Considerations
Canadian Federal Income Tax Considerations
ITEM 6—SELECTED FINANCIAL DATA
ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY
RESULTS OF OPERATIONS
Revenue
Operating Costs
Royalties
Depreciation and Amortization
Reclamation and Mine Closure
General and Administrative
Exploration and Development
Loss (Gain) on Sale of Interests in Mining and Other Properties
LIQUIDITY AND CAPITAL RESOURCES
COMMITMENTS AND CONTINGENCIES
Hedging Activities
Other
ITEM 7A—QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
QUARTERLY FINANCIAL HIGHLIGHTS
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10—DIRECTORS OF THE REGISTRANT
ITEM 11—EXECUTIVE COMPENSATION
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES

RESTATEMENT

        After issuing the Company's 2000 financial statements and filing the Form 10-K with the Securities and Exchange Commission ("SEC") and following discussion with the Staff of the SEC and the Company's independent accountants, management determined that it was necessary to revise its reconciliation of Canadian and U.S. generally accepted accounting principles ("GAAP"). Previously capitalized expenditures relating to the extendion of the K-2 deposit at the Kettle River mine are classified as exploration expense for U.S. GAAP purposes. Deferred mining costs previously included in property, plant and equipment, on the balance sheets and statements of cash flows are classified separately as long-term assets and are included in cash from operations on the statements of cash flows (see note 14 to the consolidated financial statements).

PART I

ITEMS 1 AND 2—BUSINESS AND PROPERTIES

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

        In 1997, in view of the drop in the gold price, the Company deferred a final construction decision on its planned Aquarius gold mine in Canada. See "Development Program—Aquarius."

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

A glossary of terms used in the mining industry and in the report is included on pages 42 - 45.

Property and Office Locations

Properties:	Offices:
A. Round Mountain (Nevada)	1. Edmonton (Alberta)
B. McCoy/Cove (Nevada)	2. Englewood (Colorado)
C. Kettle River (Washington)	3. Reno (Nevada)
D. Lupin (Nunavut)
E. Aquarius (Ontario)

Material Subsidiaries

(all 100% owned):
Echo Bay Inc. (Delaware)
        Echo Bay Finance Corporation (Delaware)
                Echo Bay Exploration Inc. (Delaware)
        Round Mountain Gold Corporation (Delaware)
        Echo Bay Minerals Company (Delaware)
        Sunnyside Gold Corporation (Delaware)
        Echo Bay Management Corporation (Delaware)
        White Pine Gold Corporation (Delaware)
        Echo Bay Alaska Inc. (Delaware)
Echo Bay Resources Inc. (Delaware)
Echo Bay Sales Ltd. (Alberta)
Corp. Air Inc. (Alberta)

        A total of 21 subsidiaries were omitted because they are not considered significant individually or in the aggregate.

OPERATIONS SUMMARY

Gold and Silver Production

Gold Production (ounces)	2000	1999	1998
Round Mountain (50%)	320,064	270,904	255,252
McCoy/Cove	162,784	124,536	167,494
Lupin	117,729	—	—
Kettle River	94,086	104,396	113,692

Total gold	694,663	499,836	536,438

Percentage increase (decrease) from prior year	39.0%	(6.8%)	(25.6%)

Silver Production (ounces)	2000	1999	1998
Total silver-all from McCoy/Cove	12,328,297	8,430,072	9,412,823

Percentage increase (decrease) from prior year	46.2%	(10.4%)	(14.6%)

Revenue

Revenue Data

Year ended December 31	2000	1999	1998
Gold
Ounces sold	676,439	486,592	553,130
Average price realized per ounce — revenue basis	$319	$325	$333
Average price realized per ounce — cash basis(1)	$294	$335	$340
Average market price per ounce	$279	$279	$294
Revenue (millions of U.S. dollars)	$215.8	$158.2	$183.9
Percentage of total revenue	77%	75%	79%
Silver
Ounces sold	12,347,779	9,173,012	8,198,867
Average price realized per ounce — revenue basis	$5.28	$5.69	$5.88
Average price realized per ounce — cash basis(1)	$5.21	$5.22	$5.36
Average market price per ounce	$5.00	$5.25	$5.54
Revenue (millions of U.S. dollars)	$65.2	$52.2	$48.3
Percentage of total revenue	23%	25%	21%

Total revenue (millions of U.S. dollars)	$281.0	$210.4	$232.2

The effects of changes in sales volume and prices were:

Revenue Variances

Thousands of U.S. dollars Year ended December 31	2000	1999	1998
Increase in volume	$79,770	$(16,438)	$(62,291)
Lower gold prices	(4,084)	(3,649)	(16,040)
Higher (lower) silver prices	(5,061)	(1,743)	5,083

Increase/(decrease) in total revenue from the previous year	$70,625	$(21,830)	$(73,248)

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

Production Costs

Production Costs per Ounce of Gold Produced(1)	2000	1999	1998
Direct mining expense	$192	$237	$209
Deferred stripping and mine development costs	3	(23)	(1)
Inventory movements and other	(2)	1	—

Cash operating costs	193	215	208
Royalties	9	11	11
Production taxes	2	—	2

Total cash costs	204	226	221
Depreciation	35	58	62
Amortization	20	20	25
Reclamation and mine closure	12	11	9

Total production costs	$271	$315	$317

Percentage decrease from prior year	(14.0%)	(0.6%)	(11.7%)

Cash Operating Costs per Ounce of Gold Produced(1)	2000	1999	1998
Round Mountain	$195	$200	$198
McCoy/Cove	179	221	203
Lupin	213	—	—
Kettle River	218	238	244

Company consolidated weighted average	$193	$215	$208

Percentage increase (decrease) from prior year	(10.2%)	3.4%	(16.5%)

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

The reconciliation of cash operating costs per ounce to the financial statements for the last three years is provided below.

Reconciliation of Cash Operating
Costs per Ounce to Financial Statements

Thousands of U.S. dollars, except per ounce amounts	2000	1999	1998
Operating costs per financial statements	$173,435	$139,816	$148,769
Change in finished goods inventory and other	208	2,381	(1,704)
Co-product cost of silver produced	(39,574)	(34,732)	(35,486)

Cash operating costs	$134,069	$107,465	$111,579

Gold ounces produced	694,663	499,836	536,438

Cash operating costs per ounce(1)	$193	$215	$208

(1)
The Company reports per ounce production cost data in accordance with The Gold Institute Production Cost Standard (the "Standard"). The Gold Institute is an association of suppliers of gold and gold products and includes leading North American gold producers. Adoption of the Standard is voluntary, and the data presented may not be comparable to data presented by other gold producers. Production costs per ounce are derived from amounts included in the audited Statements of Operations and include mine site operating costs such as mining, processing, administration, transportation, royalties, production taxes, depreciation, amortization and reclamation costs, but exclude financing, capital, development and exploration costs. These costs are then divided by gold ounces produced to arrive at the total production costs per ounce. The measures are furnished to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

RESERVES

        The data referred to herein, in respect of ore reserves and other mineralization, has been verified by Ralph Bullis, Director of Exploration. Mr. Bullis, a full-time employee of the Company, is a "qualified person" within the meaning of applicable Canadian securities regulatory standards. He has verified the data disclosed herein, including any relevant sampling, analytical and test data. Reserves reported for development properties are reviewed by independent third parties in conjunction with feasibility studies. The following table presents ore reserves by property. A description of each mine follows the "Reserves" and "Other Mineralization" sections. See "Risk Factors" for a discussion of items that could affect the Company's reserve estimates.

	2000				1999	1998
Ore Reserves(1)(2) (thousands, except average grades) (proven and probable at December 31)	Tons	Average grade (ounces per ton)	Contained ounces (100%)	Contained ounces (the Company's share)	Contained ounces (the Company's share)	Contained ounces (the Company's Share)
Gold
Mines:
Round Mountain	273,206	0.019	5,218	2,609	2,938	3,188
McCoy/Cove	4,720	0.034	161	161	514	699
Lupin	1,678	0.259	434	434	518	543
Kettle River	363	0.193	70	70	162	237

Total mines			5,883	3,274	4,132	4,667

Development properties:
Aquarius	17,527	0.068	1,189	1,189	1,164	1,263
Paredones Amarillos(3)	—	—	—	—	—	869

Total development properties			1,189	1,189	1,164	2,132

Total gold			7,072	4,463	5,296	6,799

Silver
McCoy/Cove	4,720	2.309	10,899	10,899	28,243	38,809

Total silver			10,899	10,899	28,243	38,809

(1)
The definitions of proven and probable ore are those used in Canada by certain provincial securities regulatory authorities and are set forth in National Instrument 43-101. The definitions are substantially the same as those applied in the United States by the Securities and Exchange Commission, which are based on definitions used by the United States Bureau of Mines and the United States Geological Survey. See "Glossary—Reserves."

(2)
Drill spacing used to determine reserves varies by ore type and are as follows by property: Round Mountain—50 to 100 feet for proven reserves, 100 to 200 feet for probable reserves; McCoy/Cove—40 to 100 feet for proven reserves, 110 to 230 feet for probable reserves; Lupin—15 feet laterally and 65 feet vertically for proven reserves, 75 feet for probable reserves; Kettle River—75 feet for proven and probable reserves; Aquarius—82 feet for proven and probable reserves.

(3)
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

Change in Proven and Probable Reserves

        The reconciliation of the change in proven and probable reserves from December 31, 1999 to December 31, 2000 is as follows.

		(millions of ounces)
		Gold	Silver
Proven and probable reserves at December 31, 1999		5.3	28.2
Production(1)		(1.0)	(19.6)
Extensions, discoveries and adjustments
—	Round Mountain	0.1	—
—	McCoy/Cove	—	2.3
—	Lupin	0.1	—
—	Aquarius	—	—
Change in gold and silver price assumptions		—	—

Proven and probable reserves at December 31, 2000		4.5	10.9

(1)
Production represents previously modeled, in-situ ounces mined during 2000; this amount does not reflect recovery losses from heap leaching and milling.

For further information on ore reserves for specific mines, see the mines' descriptions in "Business and Properties."

MEASURED AND INDICATED RESOURCES

        The following table presents measured and indicated resources by property. Measured and indicated resources for producing mines and development properties are generally estimated by the Company.

Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Resources

        This section uses the terms "measured" and "indicated resources." We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

Measured and Indicated Resources(1)(2)
(thousands, except average grades) (at December 31)

	2000			1999		1998
	Tons (100% basis)	Tons (the Company's share)	Average Grade (ounces per ton)	Tons (the Company's share)	Average grade (ounces per ton)	Tons (the Company's Share)	Average grade (ounces per ton)
Gold
Round Mountain	18,706	9,353	0.022	15,682	0.020	14,254	0.020
McCoy/Cove	—	—	—	100	0.350	125	0.120
Lupin	76	76	0.263	69	0.275	485	0.345
Kettle River	418	418	0.189	17	0.235	188	0.223
Silver
McCoy/Cove	—	—	—	100	2.000	125	12.352

(1)
Measured and indicated resources have not been included in the proven and probable ore reserve estimates because even though enough drilling, trenching, and/or underground work indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially minable ore bodies until further drilling, metallurgical work, and other economic and technical feasibility factors based upon such work are resolved.

(2)
Quantities of measured and indicated resources are roughly equivalent to the commonly used term "mineralized materials."

INFERRED RESOURCES

        The following table presents inferred resources by property. Inferred resources for producing mines and development properties are generally estimated by the Company.

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources

        This section uses the term "inferred resources." We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. "Inferred Resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules estimates of Inferred Mineral Resources may not form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that any part or all of an inferred resource exists, or is economically or legally minable.

Inferred Resources(1)
(thousands, except average grades) (at December 31)

	2000			1999		1998
	Tons (100% basis)	Tons (the Company's share)	Average Grade (ounces per ton)	Tons (the Company's share)	Average grade (ounces per ton)	Tons (the Company's Share)	Average grade (ounces per ton)
Gold
Mines:
Round Mountain	90,534	45,267	0.014	47,440	0.015	39,890	0.013
McCoy/Cove	—	—	—	—	—	300	0.157
Lupin	611	611	0.326	739	0.337	200	0.269
Kettle River	96	96	0.177	—	—	—	—
Development properties(2):
Aquarius	724	724	0.066	575	0.078	785	0.064
Ulu	1,279	1,279	0.326	1,509	0.374	1,509	0.374
Paredones Amarillos(3)	—	—	—	—	—	205	0.020
Silver
McCoy/Cove	—	—	—	—	—	300	3.567

(1)
Inferred resources have not been included in the proven and probable ore reserve estimates because even though enough drilling, trenching, and/or underground work indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially minable ore bodies until further drilling, metallurgical work, and other economic and technical feasibility factors based upon such work are resolved.

(2)
The Company's construction and production decisions at its development properties depend on the issuance of appropriate permits and the ability of the Company to obtain required financing. See "Development Program."

(3)
In the third quarter of 1999, the Company sold its interest in the Paredones Amarillos project. The Company's share of Paredones Amarillos' inferred resources of 205,000 tons at an average grade of 0.020 ounces of gold per ton was removed from the Company's estimates of inferred resources as of December 31, 1999.

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

        The following table sets forth operating data for the Round Mountain operation from 1996 through 2000. The Company's share of production is 50% of the ounces shown and the Company is obligated to pay 50% of all operating, capital and other related costs.

	2000	1999	1998	1997	1996
Gold produced (ounces)	640,128	541,808	510,504	477,680	410,974
Mining cost/ton of ore and waste	$0.83	$0.73	$0.66	$0.65	$0.69
Heap leaching cost/ton of ore	$0.68	$0.68	$0.74	$0.61	$0.80
Milling cost/ton of ore	$2.80	$2.92	$3.36	$4.38	—
Production cost/ounce of gold produced:
Direct mining expense	$200	$221	$209	$208	$228
Deferred stripping cost	(1)	(19)	(7)	2	(2)
Inventory movements and other	(4)	(2)	(4)	(3)	(5)

Cash operating cost	195	200	198	207	221
Royalties paid	17	19	20	22	32
Production taxes	1	—	3	4	4

Total cash cost	213	219	221	233	257
Depreciation	43	48	46	39	51
Amortization	18	18	18	18	18
Reclamation and mine closure	9	9	7	7	5

Total production costs	$283	$294	$292	$297	$331

Capital expenditures (millions)(1)	$4.6	$7.7	$12.6	$30.7	$17.5
Deferred (applied) mining expenditures (millions)(1)	$0.4	$5.1	$1.7	$(0.4)	$0.4
Heap leached-reusable pad:
Ore processed (tons/day)	24,335	15,602	18,953	26,608	27,737
Total ore processed (000 tons)	8,785	5,741	6,842	9,552	9,819
Grade (ounce/ton)	0.028	0.034	0.036	0.036	0.036
Recovery rate (%)	61.6	73.4	70.6	74.9	66.1
Gold recovered (ounces)	141,176	140,988	182,378	268,518	231,420
Heap leached-dedicated pad:
Ore processed (tons/day)	141,047	120,020	101,892	107,716	87,706
Total ore processed (000 tons)	50,918	44,167	36,783	38,670	31,048
Grade (ounce/ton)	0.011	0.011	0.010	0.010	0.011
Recovery rate (%)	(2)	(2)	(2)	(2)	(2)
Gold recovered (ounces)	352,132	215,825	221,396	195,558	167,004
Milled:(3)
Ore processed (tons/day)	9,304	8,083	7,993	n.m.	—
Total ore processed (000 tons)	3,387	2,999	2,885	274	—
Gold grade (ounce/ton)	0.045	0.067	0.045	0.041	—
Gold recovery rate (%)	83.1	87.0	77.9	60.0	—
Gold recovered (ounces)	139,870	157,901	97,686	6,410	—
High grade ore processed:(4)
Gold recovered (ounces)	6,950	27,094	9,044	7,194	12,550

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

n.m.. Not meaningful.

Geology and Ore Reserves

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

Round Mountain Mine
Ore Reserves(1)(2)
December 31, 2000

	Tonnage (000's short tons)	Average grade of gold (ounces per ton)	Gold content(3) (000's ounces)
Round Mountain pit	177,300	0.022	3,847
Offloads and heap leach stockpiles(4)	89,760	0.011	974
Mill stockpiles	6,146	0.065	397

Total Proven and Probable—2000	273,206	0.019	5,218

Proven	192,517	0.018	3,549
Probable	80,689	0.021	1,669

Total Proven and Probable—2000	273,206	0.019	5,218

Total Proven and Probable—1999	320,062	0.018	5,875

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

(4)
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

        The McCoy/Cove property consists of approximately 1,482 unpatented claims covering approximately 30,000 acres of United States federal land administered by the Bureau of Land Management of the Department of the Interior. The Company has completed all steps currently required under U.S. law to convert certain unpatented claims to patented status and has filed the appropriate applications for patents. The patents have not been issued to date and are currently in the process of government review. See "Other—Government Regulation and Environmental Issues."

        During 1996, the Company recorded a $30.0 million provision related to the estimated costs to remove waste rock from a portion of the Cove pit wall that had collapsed. The remediation was completed in the second quarter of 1999, at a total cost of $24.2 million. The unused portion of the remediation accrual was applied against deferred mining costs and reduced the balance by $5.8 million.

        In 1997, as a result of the lower gold prices, the Company recorded a $47.0 million provision for impaired assets related to McCoy/Cove. The need for and the amount of the provision were determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

The following table sets forth operating data for the McCoy/Cove operation from 1996 through 2000.

	2000	1999	1998	1997	1996
Gold produced (ounces)	162,784	124,536	167,494	187,034	271,731
Silver produced (ounces)	12,328,297	8,430,072	9,412,823	11,021,708	7,102,348
Mining cost/ton of ore and waste	$0.78	$0.66	$0.71	$0.74	$0.72
Heap leaching cost/ton of ore	$2.44	$1.82	$1.74	$1.70	$1.68
Milling cost/ton of ore	$6.38	$6.32	$6.09	$8.82	$9.50
Production cost/ounce of gold produced:
Direct mining expense	$166	$252	$200	$276	$286
Deferred stripping cost	12	(35)	(1)	(10)	(16)
Inventory movements and other	1	4	4	5	1

Cash operating cost	179	221	203	271	271
Royalties	3	2	3	3	5
Production taxes	5	—	2	(1)	4

Total cash cost	187	223	208	273	280
Depreciation	26	48	52	66	71
Amortization	28	27	37	44	46
Reclamation and mine closure	11	11	9	10	8

Total production cost	$252	$309	$306	$393	$405

Average gold-to-silver price ratio(1)	56:1	54:1	54:1	67:1	75:1
Capital expenditures (millions)	$0.6	$1.1	$1.3	$2.2	$7.3
Deferred (applied) mining expenditures (millions)	$(5.0)	$9.5	$0.5	$3.7	$6.0
Heap leached:
Ore processed (tons/day)	4,971	11,262	11,296	17,840	16,671
Total ore processed (000 tons)	1,809	4,178	4,112	6,494	6,068
Gold grade (ounce/ton)	0.024	0.022	0.021	0.018	0.018
Silver grade (ounce/ton)	0.96	0.37	0.26	0.29	0.27
Gold and silver recovery rates	(2)	(2)	(2)	(2)	(2)
Gold recovered (ounces)	46,892	45,200	53,096	55,129	66,834
Silver recovered (ounces)	910,858	396,428	398,006	396,928	513,227
	2000	1999	1998	1997	1996
Milled:
Ore processed (tons/day)	11,461	12,000	11,829	9,315	9,031
Total ore processed (000 tons)	4,172	4,452	4,306	3,391	3,287
Gold grade (ounce/ton)	0.053	0.038	0.046	0.061	0.086
Silver grade (ounce/ton)	3.71	3.02	2.95	4.54	3.14
Gold recovery rate (%)	50.7	45.8	57.8	64.3	79.5
Silver recovery rate (%)	69.8	61.3	69.8	69.7	73.5
Gold recovered (ounces)	115,892	79,336	114,398	131,905	204,897
Silver recovered (ounces)	11,417,439	8,033,644	9,014,817	10,624,780	6,589,121

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

McCoy/Cove Mine
Ore Reserves(1)
December 31, 2000

	Tonnage (000's short tons)	Average grade (ounces per ton)		Content(2) (000's ounces)
		Gold	Silver	Gold	Silver
Cove Underground	53	0.405	0.725	21	38
Stockpiles	4,667	0.030	2.327	140	10,861

Proven and Probable—2000	4,720	0.034	2.309	161	10,899

Proven	4,667	0.030	2.327	140	10,861
Probable	53	0.405	0.725	21	38

Total Proven and Probable—2000	4,720	0.034	2.309	161	10,899

Total Proven and Probable—1999	11,832	0.043	2.387	514	28,243

(1)
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

        Stockpiled ore increased from 2.7 million tons in 1999 to 4.7 million tons in 2000. Stockpiled ore fluctuated as a function of the mine plan. Because open pit mining has been completed, the stockpiled ore will now be consumed through mid-2002.

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

The following table sets forth operating data for the Kettle River operation from 1996 through 2000.

	2000	1999	1998	1997	1996
Gold produced (ounces)	94,086	104,396	113,692	129,866	124,910
Mining cost/ton of ore	$20.52	$23.57	$21.65	$21.53	$21.12
Milling cost/ton of ore	$11.58	$11.22	$10.71	$10.58	$11.96
Production cost/ounce of gold produced:
Direct mining expense	$224	$239	$238	$231	$190
Deferred mine development	—	—	—	—	—
Inventory movements and other	(6)	(1)	6	(4)	11

Cash operating cost	218	238	244	227	201
Royalties	13	15	12	14	10
Production taxes	1	2	1	2	2

Total cash cost	232	255	257	243	213
Depreciation	11	55	77	54	59
Amortization	8	8	5	36	45
Reclamation and mine closure	15	15	12	12	8

Total production cost	$266	$333	$351	$345	$325

Capital expenditures (millions)	$1.4	$0.4	$1.5	$3.8	$8.8
Milled:
Ore processed (tons/day)	1,470	1,698	2,017	2,118	1,652
Total ore processed (000 tons)	535	630	734	771	601
Grade (ounce/ton)	0.209	0.198	0.187	0.197	0.240
Recovery rate (%)	84.1	83.7	82.8	85.4	86.5

Geology and Ore Reserves

        Ore reserves at Kettle River exist at the Lamefoot and K-2 deposits. At Lamefoot, gold occurs near the contact between Permian age siliciclastic and carbonate rocks and is associated with silicification, magnetite, hematite, pyrrhotite and pyrite. At K-2, gold is contained in steeply dipping quartz carbonate veins hosted by Eocene age volcanic rocks.

Kettle River
Ore Reserves(1)
December 31, 2000

	Tonnage (000's short tons)	Average grade of gold (ounces per ton)	Gold content(2) (000's ounces)
Lamefoot stockpile	107	0.196	21
K-2	256	0.191	49

Total Proven and Probable—2000	363	0.193	70

Proven	363	0.193	70
Probable	—	—	—

Total Proven and Probable—2000	363	0.193	70

Total Proven and Probable—1999	779	0.208	162

(1)
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

        The Lupin mining lease covers 6,998 acres. The principal lease was renewed for 21 years in 1992 and, provided the Company has complied with its terms, is renewable for further 21 year periods subject to any applicable regulations then in effect. The lease was granted by the Department of Indian Affairs and Northern Development on behalf of the Crown and is subject to the provisions of the Territorial Lands Act and the Canada Mining Regulations. The lease is in good standing. See "Other—Government Regulation and Environmental Issues" for discussion regarding Inuit ownership interests.

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

The following table below sets forth operating data for the Lupin mine from 1996 through 2000.

	2000		1999	1998	1997	1996
Gold produced (ounces)		117,729	—	—	165,335	166,791
Mining cost/ton of ore	C$	42.36	—	—	C$ 46.09	C$ 44.08
Milling cost/ton of ore	C$	13.98	—	—	C$ 11.77	C$ 12.39
Production cost/ounce of gold produced:
Canadian dollars:
Direct mining expense	C$	344	—	—	C$ 381	C$ 411
Deferred mine development		(6)	—	—	13	(4)
Inventory movements and other		—	—	—	(1)	1

Cash operating cost	C$	338	—	—	C$ 393	C$ 408

U.S. dollars:
Cash operating cost	US$	213	—	—	US$ 284	US$ 299
Royalties		—	—	—	—	—
Production taxes		—	—	—	—	—

Total cash cost		213	—	—	284	299
Depreciation		27	—	—	71	71
Amortization		8	—	—	24	21
Reclamation and mine closure		17	—	—	14	8

Total production cost	US$	265	—	—	US$ 393	US$ 399

Capital expenditures (millions US$)		$4.7	—	—	$12.3	$15.7
Deferred (applied) mining expenditures (millions US$)		$0.4	—	—	$(1.8)	$0.2
Milled:
Ore processed (tons/day)		1,861	—	—	2,167	2,111
Total ore processed (000 tons)		508	—	—	789	768
Grade (ounce/ton)		0.248	—	—	0.226	0.235
Recovery rate (%)		93.3	—	—	92.6	92.5

Geology and Ore Reserves

        Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age. Gold is associated with pyrrhotite, arsenopyrite and quartz.

Lupin Mine
Ore Reserves(1)
December 31, 2000

	Tonnage (000's short tons)	Average grade of gold (ounces per ton)	Gold content(2) (000's ounces)
Center Zone	610	0.275	168
East Zone	177	0.226	40
West Zone	673	0.251	169
McPherson Zone	218	0.263	57

Total Proven and Probable—2000	1,678	0.259	434

Proven	1,141	0.256	292
Probable	537	0.264	142

Total Proven and Probable—2000	1,678	0.259	434

Total Proven and Probable—1999	1,931	0.268	518

(1)
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

        After the ore is mined, it is hoisted to the surface for processing and recovery of gold in a 2,300 ton per day mill, where the recovered gold is cast in doré bars prior to being shipped off site. The mill processed 1,861 tons per day in 2000.

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

        All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife. Personnel are transported from these locations and from Kugluktuk (formerly Coppermine) and Cambridge Bay in the Nunavut Territory. In 2000, the cost of transporting personnel, equipment, material and supplies to Lupin was approximately $3.7 million. Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine as the most economical way of transporting bulk items, including fuel, to the mine. Winter road operating costs are shared with other third party users.

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

        In 1998, the Company completed the infrastructure required for the frozen earth system (ice-wall) around the pit perimeter to prevent groundwater from flowing into the pit from the surrounding water table. Similar systems have been used successfully in construction and underground mining for over 100 years. The circumference of the freeze system is 12,000 ft (2.25 miles, equivalent to 3.66 km), and includes over 600,000 linear feet of drilling and the placement of more than 2,200 freeze-wells spaced 6.3 feet apart. This will allow an adequate distance between the freeze-wells to provide a solid ice barrier. The freeze-wells penetrate the bedrock, which has little water flow. A calcium-chloride solution (refrigerant) will be cooled to minus 20o F by electrically powered refrigeration units and circulated through the freeze-wells. As the circulation of the refrigerant progresses, cylindrical columns of frozen soil will form around each freeze-well. The size of the columns increases over time, forming a virtually watertight, impermeable barrier. The Company expects that it will take approximately four months for this process to entirely form the ice-wall to prevent water from leaking through the glacial overburden. The Company does not plan to operate the frozen earth system during the period of project deferral. All facilities and equipment are on a scheduled care and maintenance program designed to fully preserve all assets.

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

        Kuranakh is situated next to an existing mine and milling operation in the Sakha Republic. Over the past four years the Company conducted exploration and other work, and concluded that Kuranakh was a good development opportunity. Significant exploration activity however remained to be carried out. Even if the Company were to fund this category of expenditure and incur the expense of pursuing a project in a remote foreign location, it does not have the capacity to procure capital to develop and build Kuranakh. The Company concluded that the Kuranakh gold project would be a better opportunity for a financially stronger enterprise. This led to discussions, and ultimately the agreement with Newmont.

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

        According to the findings of the Court, a full compromise and settlement of all claims and courses of action raised by the State of Alaska or which could have been asserted against Echo Bay Alaska Inc. constitutes the completion of the closeout plan requirements and related work plans. This finding is based upon all information made available to the State by Echo Bay Alaska Inc. and its contractors. The Company believes that all obligations in respect of the Alaska-Juneau project have been satisfied and there is no further liability to the Company or its subsidiaries relating to the reclamation and closure of the project. The remaining $2.0 million reclamation accrual was credited to Other Income in 2000. In addition, the Company believes that no third party liability exists in respect of the activities of Echo Bay Alaska Inc. relating to the Alaska-Juneau project and the reclamation of the Alaska-Juneau mine.

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

OTHER

Precious Metal Sales and Hedging Activities

        The Company's doré bars are further refined by third parties before they are sold as gold or silver bullion. The refined gold and silver is sold to banks or precious metal dealers.

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

        The Company continually monitors its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting volatility of gold prices such as actual and prospective interest rate and gold lease rate performance. The gold- and silver-related instruments used in these transactions include fixed and floating forward sales contracts and options. These forward sales contracts obligate the Company to sell gold or silver at a specific price on a future date. Call options give the holder the right, but not the obligation to buy gold or silver on a specific future date at a specific price. These tools reduce the risk associated with gold and silver price declines, but also could limit the Company's participation in increases of gold and silver prices. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

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

        Certain of the Company's counterparties require margin deposits if the fair value of the hedge position is less than the predetermined margin threshold. The Company also utilizes counterparties that do not require margin deposits. At December 31, 2000, the estimated fair value of the Company's hedge portfolio was $8.4 million, which is within the predetermined margin limits of $17 million. Sensitivity to various market factors underlying these contracts are shown in Note 17 to the consolidated financial statements. The Company regularly reviews its margin risk and attempts to mitigate this risk by modifying its hedge position whenever market conditions allow.

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

        The Company's hedge position as of December 31, 2000 is shown in note 17 to the consolidated financial statements. For the year 2001, this position includes forward sales of approximately 125,000 ounces at a forward price of $312 per ounce. For 2002 through 2005, the Company has forward sales totaling 195,000 ounces of gold at a forward price of $310 per ounce. Call options purchased by the Company match these forward ounces and give the Company the ability to participate in gold price increases above the strike price of $351 and $360 per ounce. In addition, in 2005, the Company has sold call options for 105,000 ounces of gold at a strike price of $340 per ounce and purchased a corresponding amount of call options with a strike price of $395 per ounce. These forward sales contracts and call options represent approximately 10% of current reserves. The Company has hedged 2.5 million silver ounces at a minimum average cash price of $5.91 per ounce in 2001. The reduced hedging position results from continued weakness in spot gold prices and low forward premiums resulting in lower hedge prices that can be achieved.

        The Company's hedging commitments are described in note 17 to the Company's consolidated financial statements. See also "Qualitative and Quantitative Disclosures about Market Risk."

Credit Facilities

        The Company's existing term and revolving credit facilities expire in August 2001. The Report of Independent Chartered Accountants dated January 31, 2001 includes Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Difference. This comment identifies conditions and events that cast doubt on the Company's ability to continue as a going concern. The basis of the going concern comment was the Company's ability to refinance the credit facilities referred to above.

Governmental and Environmental Regulation

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

        In addition, the BLM has called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations totaling approximately $33 million. The subsidiaries consider the BLM's action, taken by administrative decision, to be arbitrary, capricious and an abuse of discretion and will vigorously oppose and contest the decision. The BLM has not asked for additional security amounts, rather the agency had requested a different form of security. If the BLM position were to prevail, which the Company considers unlikely, there is a risk the BLM would initiate action designed to have operations suspended at the applicable location. The potential impact on the Company as a result of such administrative action is difficult to predict. See "Risk Factors—Governmental Regulation."

        A material direct economic impact of potential mining law revision could come from the imposition of royalties on production from the McCoy/Cove mine in Nevada, as the reserves are from unpatented lode mining claims on federal land. However, the Company has completed all of the steps currently required under U.S. law to convert critical McCoy/Cove claims to patented status. The Company's applications for patents are being processed, and the Company expects the government to complete its administrative review in accordance with applicable law and regulations, although the Company cannot predict with certainty whether those patents will be issued or the time frame for such issuance. Patents for the Round Mountain mine were received in September 2000. See "Risk Factors—Government Regulations."

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

        Various types of dust control, revegetation and similar reclamation-related measures are generally required for the Company's U.S. operations under specific state or federal air, water quality and mine reclamation rules and permits. The BLM and Forest Service permits and Plans of Operations for the Company's operations also contain reclamation-related requirements. The Company believes its operations are in substantial compliance with these reclamation requirements. "The reclamation spending in 2000 amounted to approximately $4.5 million."

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

1,240

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

Executive Officers of the Registrant

The executive officers of the Company are listed below.

Name	Age	Position experience within the last five years with the Company and business
LOIS-ANN L. BRODRICK	57	Vice President and Corporate Secretary of the Company since March 1998; Corporate Secretary of the Company from May 1996 to March 1998; prior thereto Assistant Corporate Secretary of the Company
ROBERT L. LECLERC	56	Chairman and Chief Executive Officer of the Company since April 1997; Chairman of the Company from May 1996 to April 1997; prior thereto Chairman and Chief Executive Officer and partner, Milner Fenerty (barristers and solicitors)
JERRY L.J. MCCRANK	50	Vice President, Operations of the Company since March 1998; General Manager at Lupin from July 1997 to March 1998; General Manager, Operations from November 1996 to July 1997; prior thereto General Manager at Lupin
TOM S.Q. YIP	43	Vice President, Finance and Chief Financial Officer of the Company since August 1999; Vice President, Controller and Principal Accounting Officer of the Company from March 1998 to August 1999; Controller and Principal Accounting Officer of the Company from September 1997 to March 1998; prior thereto Director, Internal Audit

Mining Risks and Insurance

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

        The Lupin mill facilities and mine are in a remote location in the sub-Arctic region of Canada. The Company must therefore prepare for and respond to difficult weather and other conditions. All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife. Personnel are transported from these locations and from Kugluktuk (formerly Coppermine) and Cambridge Bay in the Nunavut Territory. Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine as the most economical way of transporting bulk items, including fuel, to the mine. As well the Company operates a Boeing 727 to transport personnel and some supplies to the mine.

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

See also "Lupin—Water Supply and Waste Disposal."

Royalties

        Production from the Company's mines is subject to certain royalties. These are described in note 18 to the Company's consolidated financial statements.

Lease Commitments

        The Company leases office premises for its head office functions, and enters into lease commitments for office equipment. The Company incurred $1.4 million in rental expense in 2000, net of $1.6 million in rental income related to office subleases. The Company's commitments under the remaining terms of the leases are approximately $9.6 million, payable as follows: $2.0 million in 2001, $2.0 million in 2002, $1.6 million in 2003, $1.5 million in 2004, $1.0 million in 2005 and $1.5 million thereafter.

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

Exploration Risks

        Because mines have limited lives based on proven and probable reserves, the Company continually seeks to replace and expand its reserves. Moreover, two of the Company's mines, McCoy/Cove and Kettle River have less than two years of mine life remaining if no additional reserves are developed, which has led to significant emphasis on the Company's exploration program. Mineral exploration, at both newly acquired properties and existing mining operations, is highly speculative in nature, involves many risks and frequently does not result in the discovery of minable reserves. There can be no assurance that the Company's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the Company's proven or probable reserves. If proven or probable reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines. In the event that new reserves are not developed, the Company will not be able to sustain any mine's current level of gold or silver production beyond the life of its existing reserve estimates.

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

        The Report of Independent Chartered Accountants dated January 31, 2001 includes Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Difference. This comment identifies conditions and events that cast doubt on the Company's ability to continue as a going concern. The basis of the going concern comment was the Company's ability to refinance the credit facilities referred to above.

        Certain regulatory agencies may require security to be provided for some or all of the cost to restore land disturbed during operations. The Company has provided letters of credit, surety bonds and corporate guarantees as security for these future reclamation costs. Future reclamation costs are determined using management's best estimates of the scope of work to be performed and the related costs to meet current regulatory requirements. The estimated future reclamation and mine closure cost is $73.2 million: see note 8 to the consolidated financial statements. These estimates may change based on future changes in operations, costs, reclamation activities and regulatory requirements. Future reclamation obligations are expected to be funded from operating cash flows. Early in 2001, regulators in Nevada called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The subsidiaries disagree with the regulators' position and believe that they qualify under the criteria set out for corporate guarantees and will oppose the regulatory position. The potential impact on the Company as a result of such administrative action is difficult to predict. See "Governmental and Environmental Regulation". In the event that the Company is unable to secure the necessary letters of credit or surety bonds or to provide the necessary corporate guarantees to secure reclamation obligations, the Company could be in violation of its operating permits which could have a significant impact on the Company's ability to continue operating at the specific location.

        In 1997, the Company issued $100.0 million of 11% capital securities due in 2027 (note 7 to the consolidated financial statements). The Company has the right to defer interest payments on the capital securities for up to 10 consecutive semi-annual periods. During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities. The trustee would sell the Company's shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation. Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company. Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities. Interest deferred to date amounts to $43.1 million at December 31, 2000 and is payable no later than April 1, 2003 together with any additional compounded or deferred interest up to that date. The interest amount payable on April 1, 2003 assuming the continuation of interest deferral will be $83.8 million. Although the Company has the contractual right to issue shares in settlement of this obligation, market conditions in 2003 will determine the Company's ability to settle through the delivery and sale of common shares.

        Early in 2000, The American Stock Exchange advised the Company that its listing eligibility was under review. The review was undertaken because the Company had fallen below two of the Exchange's continued listing guidelines. The Company had sustained net losses in its five most recent fiscal years (1995 to 1999) and in the Exchange's view, the Company's shareholders' equity under generally accepted accounting principles in the United States is inadequate. The Company is addressing the Exchange's concerns through periodic progress reviews and currently the matter is in abeyance pending a review of the Company's December 31, 2000 financial statements. If the Company were to be de-listed, the ability of U.S. shareholders to buy or sell securities of the Company may be limited. The Company's common shares are listed on a number of exchanges as described in Part II Item 5.

Gold and Silver Prices

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

        The current demand for, and supply of, gold and silver affect the prices of such metals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. As mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold or silver prices should decline below the Company's cash costs of production and remain at such levels for any sustained period of time, the Company could determine that it is not economically feasible to continue commercial production at any or all of its mines. For example, in January 1998, the Company temporarily suspended operations at the Lupin mine. Although the Company has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the Company's hedging strategies will be successful. See "Other—Precious Metal Sales and Hedging Activities" and "Management's Discussion and Analysis—Commitments and Contingencies." Furthermore, should the Company experience a prolonged period of depressed gold prices and prepare its reserve calculations and/or life-of-mine plans at significantly lower prices than those used at year-end 2000, the Company could experience material write-downs of its investment in mining properties. See "Uncertainty of Reserve and Other Mineralization Estimates" and "Estimation of Asset Carrying Value."

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

Mining Risks and Insurance

        The business of gold and silver mining is generally subject to a number of risks and hazards, including environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage to the Company's properties or the properties of others, delays in mining, monetary losses and possible legal liability. The Company maintains insurance against certain risks that are typical in the gold mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage in certain circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the Company or to other companies within the industry on acceptable terms. See "Other—Insurance and Mining Risks."

Governmental Regulation

        The Company's mining operations and exploration and development activities are subject to extensive Canadian, U.S. and other foreign federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection and remediation of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances, reporting and other matters. See "Other—Governmental and Environmental Regulation." The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the Company's mines and other facilities in compliance with such laws and regulations are significant. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or operation of a mine.

        As part of its normal course of operating and development activities, the Company has dedicated the appropriate financial and human resources to comply with governmental regulations and permitting requirements, and anticipates that it will continue to do so in the future. Moreover, it is possible that future regulatory developments, such as increasingly strict environmental protection laws, regulations and enforcement policies thereunder, and claims for damages to property and persons resulting from the Company's operations, could result in substantial costs and liabilities in the future. The Company has not incurred any material capital expenditures for purposes of complying with applicable environmental obligations.

        The Company is required to obtain governmental permits to develop its reserves and for expansion or advanced exploration activities at its operating properties and its exploration properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous Canadian, U.S. or foreign federal, state, provincial, territorial and local agencies. See "Other—Governmental and Environmental Regulation." The Company believes it has all permits required to allow it to conduct current operations and to mine and process its ore reserves. The Company will be required to obtain additional permits to allow it to construct and operate properties currently under development. The Company will be required to obtain additional permits to allow it to construct and operate properties currently under development. The duration and success of each permitting effort are contingent upon many variables not within the Company's control.

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

        In addition, there is a risk that private individuals or entities may assert that the Company's activities have caused damage to their interests. Such a case was brought against the Company in 2000: see "Legal Proceedings—Colorado School of Mines."

Risk of International Operations

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

Adit—A tunnel driven horizontally into the side of the mountain or hill to gain access to mineralization for exploration or mining.

Assay—A chemical test performed on a sample of ore, mineral or rock to determine the mineralized content.

Call option—An option contract that gives the holder the right, but not the obligation, to buy a specific commodity on a specific future date at a fixed price.

Concentrate—A metal-rich product from a mineral separation process such as flotation. The metals are "concentrated" from ore and the remainder is discarded as neutralized tailings. The contained metals are recovered from the concentrates either by leaching or by smelting.

Contango—The premium paid over spot prices on a forward contract. The contango is based on the difference between the cost of leasing gold and current money interest rates.

Dilution—The unwanted but unavoidable inclusion of some barren or low-grade rock along with the ore being mined. This lowers the grade of the mined material.

Doré—An unrefined bar of bullion containing an alloy of gold, silver and impurities. The Company ships doré bars to refiners for further processing, then sells the refined gold and silver to precious metal dealers, mainly banks and their affiliates.

Drift—An underground horizontal passage providing access to a mineralized area.

Drilling

Blasthole Drilling—The drilling of holes in rock to insert with an explosive charge. The drill holes are usually about 10-25 feet apart. The ensuing synchronized blast will break up the rock so it can be dug out.

Diamond (or Core) Drilling—Drilling with a hollow diamond-studded bit to cut out a solid rock core. A column of rock is extracted from inside the drill rod for geological examination and assay.

In-Fill Drilling—Drilling between widely spaced holes (typically up to 200 feet apart) to establish or upgrade the ore reserve classification.

Rotary Drilling—Drilling with a bit that breaks the rock into chips. The chips are continually flushed from the hole (outside the drill pipe) and are collected in sequence for geological examination and assay.

Reverse-Circulation Drilling—A type of Rotary Drilling that uses a double-walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit, and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

Step-Out Drilling—Drilling at widely spaced intervals (typically in increments of 300 feet) outward from known deposits to test for extensions of mineralization.

Exercise (or strike) price—The price at which the underlying commodity or security can be bought, sold, or settled on exercise of the option contract. In the case of a call option, the exercise price is the price at which the buyer of the option has the right to purchase the underlying commodity or security. In the case of a put option, the exercise price is the price at which the buyer of the option has the right to sell the underlying commodity or security.

Exploration—Exploration can be divided into three basic categories:

Grassroots Exploration—Exploration for ore in an area that has the correct geologic setting, although no ore may have been found yet in that precise location.

Headframe Exploration—Exploration for a separate ore body "within sight of the headframe" of an existing mine.

Definition Exploration—Exploration that defines an ore body, or searches for extensions to it, once it has been discovered.

Feasibility Studies—Determinations of the economic feasibility of mining a deposit, based on progressively greater levels of information.

Initial Feasibility (Level 1)—A preliminary estimate of what the economic parameters of mining a deposit are likely to be, based on a particular mining plan, process flow sheet, facility design, infrastructure, and estimated capital and operating costs. A Level 1 estimate usually describes an installation that might be built. The deposit is classified as other mineralization.

Detailed/Optimized Feasibility (Level 2)—A refinement and reassessment of the initial study, based on extensive additional information, detailed engineering, and optimization work. This provides a level of confidence such that a decision to build the project can be made. A Level 2 estimate generally describes an installation that probably will be built, rather than an installation which is conceptual only. The deposit is now classified as ore reserves.

Definitive Feasibility (Level 3)—Yet a further increase in the level of engineering and other detailed work. The designs and estimates provided in the Level 3 estimate are for the installation that will be built with minimal modifications. The Company would not normally proceed to this level of detail before making a construction decision unless it were to be required for stand-alone project financing.

Flotation—A process for concentrating minerals based on the selective adhesion of certain minerals to air bubbles in a mixture of water and ground-up ore. When the right chemicals are added to a frothy water bath of ore that has been ground to the consistency of talcum powder, the minerals will float to the surface. The metal-rich flotation concentrate is then skimmed off the surface.

Forward contract—A legal agreement to buy or sell a commodity at a specific price on a future date.

Gold loan—A low interest rate method of debt financing that also acts to hedge future selling prices. A gold producer borrows gold bullion from a bank or dealer and sells it on the spot market, thereby establishing the sales price for the quantity of gold borrowed. The producer replaces the borrowed gold from its future production according to an agreed upon schedule. A gold loan allows the producer to receive the proceeds from the sale of the borrowed gold immediately, rather than as the metal is produced.

Grade—The metal content of ore. With precious metals, grade is expressed as troy ounces per ton of ore. Cut-off Grade—The minimum grade of ore that can be mined and processed economically.

Heap Leaching—A low-cost leaching process in which ore is placed in a large heap on an impermeable pad. The solvent, a weak cyanide solution, is dripped or sprinkled over the heap and collected at the bottom after percolating through the ore and dissolving the metals. See the illustration in "Mine Processing."

Leaching—The extraction of a soluble metallic compound from ore by dissolving the metals in a solvent. See also Heap Leaching.

Leach Cycle—The average amount of time that ore is leached.

Leach Pad—A large, impermeable foundation or pad used as a base for ore during heap leaching. The pad prevents the leach solution from escaping out of the circuit.

Dedicated Pad—A Leach Pad which is constructed to permanently accommodate one ore heap. The pad forms the tailings pile when economic recovery has been reached and the pad neutralized.

Reusable Pad—A pad where ore is loaded and then unloaded at the end of each Leach Cycle. The pad, made of durable materials, can be reused continually.

Mill—A plant where ore is ground, usually to fine powder, and the metals are extracted by physical and/or chemical processes. See the illustration in "Mine Processing."

Mineral Reserve—An "Ore Reserve" or "Mineral Reserve" is the economically mineable part of a Measured or Indicated Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. An Ore Reserve or Mineral Reserve gives effect to diluting materials and allowances for losses that may occur when the material is mined but does not reflect any subsequent losses in leaching or milling.

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

Mineral Resource—The term "Mineral Resource" covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling. Within this mineralization Mineral Reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic and governmental factors. To qualify as a Mineral Resource the material must have reasonable prospects for economic extraction, having regard to relevant technical and economic factors. Mineral Resources are sub-divided, in decreasing order of geological confidence, into Measured, Indicated and Inferred categories.

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

Ore Body—A mineral deposit that can be mined at a profit under existing economic conditions.

Ore Pass—A vertical or steeply inclined raise used to move ore by gravity to the mine level where it will be crushed and hoisted to surface.

Ore Reserve—See Mineral Reserve.

Other Mineralization—See Mineral Resource.

Ounce—Throughout this report, the terms "ounce" and "milliounce" are used as abbreviations for the troy ounce measure of weight. The troy ounce has been used exclusively as a precious metals measurement, probably since the 16th century.

One troy ounce	=	1.097 avoirdupois ounces
	=	31.103 grams
One milliounce	=	0.001 ounce

Put option—An option contract that gives the holder the right, but not the obligation, to sell a specific commodity on a specific future date at a fixed price.

Ramp—An underground tunnel providing access for exploration or the movement of materials and equipment between mine levels.

Recovery Rate—The percentage of metals recovered in a mineral separation process. Recovery rates vary considerably depending on physical, metallurgical and economic circumstances.

Run-of-Mine Ore—Uncrushed ore in its natural state just as it is when blasted.

Shaft—A vertical accessway to a mine. Shafts are used for the movement of personnel and materials, including ore and nonmineralized rock.

Spot deferred sale—Similar to a forward sale except the date of sale may be deferred many times before the gold is ultimately delivered. The contango will increase at each deferral or roll forward.

Stope—An underground working area where ore is mined.

Swap—Transactions that generally involve the contractual exchange of interest payment obligations, currency positions, or commodities (or any combination thereof), on a specified amount of notional principal for a specified period of time.

Tailings—The neutralized material discarded after the economically recoverable metals have been extracted from the ore by Milling or Heap Leaching.

Ton—The short ton is used throughout this report. It is a unit of weight equal to 2,000 pounds or 907.2 kilograms.

Waste-to-Ore Ratio—In an open pit mine, large quantities of nonmineralized rock often cover up the ore and must be removed. The stripping ratio is the number of tons of nonmineralized material removed per ton of ore mined.

GOLD PRICES

        The following table sets forth annual high, low, average and end of period afternoon fixing gold prices in U.S. dollars per troy ounce on the London Bullion Market.

		Year ended December 31,
	2001*	2000	1999	1998	1997	1996
High	$273	$313	$326	$313	$367	$415
Low	256	264	253	273	283	367
Average	264	279	279	294	332	388
End of Period	260	274	290	286	293	369

*
Through March 28, 2001

SILVER PRICES

        The following table sets forth annual high, low, average and end of period noon prices in U.S. dollars per troy ounce as quoted by Handy & Harman.

		Year ended December 31,
	2001*	2000	1999	1998	1996	1997
High	$4.87	$5.53	$5.77	$7.31	$6.13	$5.79
Low	4.30	4.60	4.91	4.72	4.18	4.67
Average	4.56	5.00	5.25	5.54	4.87	5.18
End of Period	4.39	4.60	5.40	4.87	6.13	4.87

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

		Year ended December 31,
	2001*	2000	1999	1998	1997	1996
High	C$1.4936	C$1.4341	C$1.4433	C$1.4075	C$1.3353	C$1.3310
Low	1.5732	1.5593	1.5514	1.5765	1.4358	1.3822
Average	1.5265	1.4852	1.4864	1.4823	1.3838	1.3638
End of Period	1.5670	1.5002	1.4433	1.5512	1.4352	1.3697

*
Through March 28, 2001

CONVERSION TABLE

        For ease of reference, the following conversion factors are provided. The term "ounce" as used in this report means "troy ounce."

1 mile	=	1.6093 kilometers
1 foot	=	0.305 meter
1 acre	=	0.4047 hectare
1 U.S. gallon	=	3.785 liters
1 short ton	=	2,000 pounds
	=	907.2 kilograms
1 troy ounce	=	1.097 avoirdupois ounces
	=	31.103 grams

ITEM 3—LEGAL PROCEEDINGS

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

COLORADO SCHOOL OF MINES

        On January 24, 2000, a subsidiary of the Company was served with a complaint in the case of Colorado School of Mines vs. AK Steel, et al., Civil Action 99-N-1863 (USDC Colorado). This lawsuit seeks contribution from numerous parties for environmental cleanup costs at a federal Comprehensive Environmental Response, Compensation and Liability Act site. In October 2000, the Company's subsidiary and plaintiff agreed to a settlement. This settlement has been filed with the Court for approval and in January 2001 the Colorado School of Mines requested the Court to expedite approval of the settlement agreement. The settlement was approximately $179,000 (the Company's share, $89,500).

OTHER

The Company is also engaged in routine litigation incidental to its business.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON SHARES AND
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

	The Toronto Stock Exchange			American Stock Exchange
	High	Low	Volume	High	Low	Volume
	(Canadian Dollars)		(shares in thousands)	(U.S. Dollars)		(shares in thousands)
1999
First Quarter	3.18	2.46	2,116	2.19	1.63	7,239
Second Quarter	2.80	2.05	2,054	1.94	1.38	6,701
Third Quarter	4.00	1.78	3,675	2.63	1.19	12,232
Fourth Quarter	3.69	1.75	2,721	2.50	1.13	9,747
2000
First Quarter	2.85	1.76	2,445	1.94	1.25	7,052
Second Quarter	2.09	1.30	2,824	1.38	0.88	6,776
Third Quarter	1.61	1.05	2,075	1.06	0.69	4,763
October	1.15	0.92	481	0.75	0.63	2,146
November	1.12	0.77	669	0.69	0.50	1,905
December	0.90	0.52	1,599	0.63	0.32	4,629
2001
January	0.92	0.59	513	0.63	0.38	1,292
February	1.43	0.85	2,844	0.94	0.58	2,865

        On March 28, 2001, the closing price of the common shares on The Toronto Stock Exchange and on the American Stock Exchange was C$1.01 and U.S.$0.68, respectively.

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

        See "Certain Tax Matters—Canadian Federal Income Tax Considerations" for information with respect to Canadian withholding tax applicable to non-Canadian shareholders.

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

ITEM 6—SELECTED FINANCIAL DATA

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

Selected Financial Data(1)

Year ended December 31 millions of U.S. dollars except for gold price and per share data	2000	1999	1998	1997	1996
Statement of Operations Data
Revenue	$281.0	$210.4	$232.2	$305.4	$337.3
Average gold price realized per ounce	$319	$325	$333	$362	$384
Earnings (loss) before taxes(2)	$16.8	$(37.1)	$(19.8)	$(418.7)	$(176.1)
Effective tax rate	(10.4%)	(0.6%)	(1.8%)	(0.4%)	(0.4%)
Net earnings (loss)(2)	$18.6	$(37.3)	$(20.1)	$(420.5)	$(176.7)
Net earnings (loss) attributable to common shareholders(2)(3)	$3.2	$(51.0)	$(32.6)	$(426.2)	$(176.7)
Net earnings (loss) per common share(2)(3)	$0.02	$(0.36)	$(0.23)	$(3.06)	$(1.31)
Weighted average common shares outstanding (millions)	140.6	140.6	140.1	139.4	134.4
Balance Sheet Data
Working capital (deficiency)	$5.0	$4.0	$(0.5)	$(28.7)	$(52.9)
Current ratio	1.07	1.07	0.99	0.73	0.74
Total assets	$295.8	$340.2	$368.1	$432.8	$832.1
Gold, silver and currency financings	$32.5	$56.7	$52.8	$66.5	$182.9
Deferred income taxes	$4.7	$7.4	$7.5	$7.9	$8.4
Shareholders' equity	$116.8	$101.1	$133.8	$153.7	$492.3
Common shares outstanding (millions)	140.6	140.6	140.6	139.4	139.4
Other Data
Dividends paid on common shares – total	$—	$—	$—	$—	$10.1
– per share	$—	$—	$—	$—	$0.075
Net cash flows provided from (used in) operating activities Activities	$42.3	$37.7	$14.1	$(9.2)	$29.9
Capital and exploration spending	$16.5	$14.7	$24.1	$151.1	$161.7

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

	2000	1999	1998	1997	1996
Earnings (loss) before income taxes	$1.6	$(48.0)	$(40.4)	$(499.9)	$(173.1)
Net earnings (loss)	$3.3	$(48.2)	$(40.8)	$(454.7)	$(173.7)
Net earnings (loss) per common share	$0.02	$(0.34)	$(0.29)	$(3.26)	$(1.29)
Total assets	$297.4	$341.3	$370.1	$435.5	$919.6
Gold and other financings	$129.5	$154.3	$147.9	$162.3	$182.9
Deferred income taxes	$4.7	$7.4	$7.5	$7.9	$55.0
Shareholders' equity	$(18.4)	$(19.5)	$24.2	$67.4	$533.1
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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

        Material changes in the Company's reserves may significantly impact results of operations and asset carrying values. See the discussion of reserves in "Business and Properties—Reserves."

        The following contains statements that are, by their nature, forward-looking and uncertain. See "Cautionary 'Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995," "Business and Properties—Risk Factors" and "Commitments and Contingencies" for a discussion of certain factors that should be considered in evaluating these statements.

SUMMARY

        The Company had net earnings of $18.6 million ($0.02 per share) in 2000, compared with net losses of $37.3 million ($0.36 per share) in 1999 and $20.1 million ($0.23 per share) in 1998. The 2000 results compared to 1999 reflect 39% higher gold and 35% higher silver sales volume, the 1999 loss on the sale of the Company's interest in Paradones Amarillos, and lower depreciation and amortization. These factors were partially offset by increased operating costs and lower gold and silver prices realized in 2000. The 1999 results compared to 1998 reflect lower gold sales volumes, the loss on the sale of the Company's interest in Paradones Amarillos, the 1998 gain on the sale of Santa Elina and other mining properties, and decreased average gold and silver prices realized. These factors were partially offset by decreased operating costs, lower depreciation and amortization, increased silver sales volumes and decreased exploration and development spending in 1999.

        The Company produced 694,663 ounces of gold during the year, an increase of 39% over 1999 and 12.3 million ounces of silver during the year, an increase of 46% over 1999. Production targets for 2001 are 570,000 ounces of gold and five million ounces of silver. The expected decline in production will result from the completion of mining at McCoy/Cove.

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

RESULTS OF OPERATIONS

Revenue

        Revenue increased to $281.0 million in 2000 from $210.4 million in 1999, reflecting 39% higher gold and 35% higher silver sales volume ($79.8 million), resulting primarily from the recommencement of Lupin operations and increased production at McCoy/Cove. These factors were partially offset by lower gold and silver prices realized. The decrease in revenue in 1999 from 1998 reflected lower gold sales volume, primarily from McCoy/Cove, and decreased gold and silver prices realized.

Operating Costs

        Consolidated cash operating costs per ounce of gold produced(1) were $193 in 2000, $215 in 1999 and $208 in 1998. Cash operating costs generally reflect mining and processing costs, most significantly labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. Cash operating costs per ounce were lower in 2000 compared to 1999, reflecting increased grades and higher production at McCoy/Cove. Cash operating costs per ounce were higher in 1999 compared to 1998, reflecting lower production at McCoy/Cove partially offset by savings in mining and milling costs at McCoy/Cove and Kettle River.

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

Depreciation and Amortization

        Depreciation expense was $32.5 million in 2000, $40.9 million in 1999, and $45.8 million in 1998. Depreciation expense decreased in 2000 and 1999 from 1998 due to McCoy/Cove and Kettle River assets approaching the end of their useful lives and being fully depreciated and not replaced. Depreciation per ounce(1) was $35 in 2000, $58 in 1999 and $62 in 1998.

        Amortization varies with the quantity of gold and silver sold and the mix of production from the various mines. The quantities of the Company's proven and probable reserves also affect amortization expense, as the Company's investment is amortized over these ounces. Amortization expense of $18.2 million in 2000 and $14.0 million in 1999 compared to $17.5 million in 1998 reflect changes in production levels. Amortization per ounce(1) was $20 in 2000, $20 in 1999 and $25 in 1998.

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

(1)
The Company reports per ounce production cost data in accordance with The Gold Institute Production Cost Standard (the "Standard"). The Gold Institute is an association of suppliers of gold and gold products and includes leading North American gold producers. Adoption of the Standard is voluntary, and the data presented may not be comparable to data presented by other gold producers. Production costs per ounce are derived from amounts included in the audited Statements of Operations and include mine site operating costs such as mining, processing, administration, transportation, royalties, production taxes, depreciation, amortization and reclamation costs, but exclude financing, capital, development and exploration costs. These costs are then divided by gold ounces produced to arrive at the total production costs per ounce. The measures are furnished to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

        The Company's existing term and revolving credit facilities are scheduled to expire in August 2001. The Company currently has $19.0 million outstanding under its revolving credit facility. Based on the current trailing 90-day average spot price of gold, the Company is restricted to an additional borrowing capacity of $4 million under this credit facility. At current gold prices, the Company does not anticipate drawing on the revolving line. The Company believes it is currently in compliance with the credit facility covenants. The Company is in discussions with lenders to arrange a new borrowing facility but has not yet entered into a final agreement. The Company's ability to borrow is constrained by conditions in the gold mining industry and its recent and currently expected future operating results. Should the Company be unable to arrange a new borrowing facility to replace its maturing facility, it is unlikely that the Company would be able to settle its existing loan with cash from operations or other sources. As a result of these conditions, there is substantial doubt about the Company's ability to continue its operations in the normal course of business. Therefore, the "Report of the Independent Chartered Accountants" dated January 31, 2001 includes Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Difference. This comment identifies the going concern issue. The basis of the going concern comment was the Company's ability to refinance the credit facilities referred to above.

        At December 31, 2000, the estimated fair value of the Company's hedge portfolio was $8.4 million, which is within the predetermined margin limits of $17 million. Certain counterparties could require margin deposits if the fair value of the hedge portfolio were less than the predetermined margin threshold. At December 30, 2001, a change in the gold price of $10 per ounce would result in a change in fair value of the hedge position by $3.2 million assuming no changes in dollar interest rates, gold lease rates or other volatility factors underlying the Company's hedge position.

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

        The Company expects to spend $22 million for capital expenditures in 2001, funded by its operating cash flow and credit facilities. The Company will continue to monitor its discretionary spending in view of the current gold market, the cost structure of its operating mines and the availability of additional credit; and will modify or reduce its discretionary spending where necessary.

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

        The Company continually monitors its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting volatility of gold prices such as actual and prospective interest rate and gold lease rate performance. The gold- and silver-related instruments used in hedging transactions include fixed and floating forward contracts and options. These forward sales contracts obligate the Company to sell gold or silver at a specific price on a future date. Call options give the holder the right, but not the obligation to buy gold or silver at a specific future date at a specific price. These tools reduce the risk associated with gold and silver price declines, but also could limit the Company's participation in increases of gold and silver prices. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

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

        The Company assesses the exposure that may result from a hedging transaction prior to entering into the commitment, and only enters into transactions that it believes accurately hedge the underlying risk and could be safely held to maturity. The Company does not engage in the practice of trading derivative securities for profit. The Company regularly reviews its unrealized gains and losses on hedging transactions.

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

        Certain of the Company's counterparties require margin deposits if the fair value of the hedge position is less than the predetermined margin threshold. The Company also utilizes counterparties that do not require margin deposits. At December 31, 2000, the estimated fair value of the Company's hedge portfolio was $8.4 million, which is within the predetermined margin limits of $17 million. Sensitivity to various market factors underlying these contracts are shown in Note 17 to the consolidated financial statements. The Company regularly reviews its margin risk and attempts to mitigate this risk by modifying its hedge position whenever market conditions allow.

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

        The Company's hedge position as of December 31, 2000 is shown in Note 17 to the consolidated financial statements. For the year 2001, this position includes forward sales of approximately 125,000 ounces at a forward price of $312 per ounce. For the years 2002 through 2005, the Company has forward sales totaling 195,000 ounces of gold at a forward price of $310 per ounce. Call options purchased by the Company match these forward ounces and give the Company the ability to participate in gold price increases above the strike price of $351 and $360 per ounce. In addition, in 2005, the Company has sold call options for 105,000 ounces of gold at a strike price of $340 per ounce and purchased a corresponding amount of call options with a strike price of $395 per ounce. These forward sales contracts and call options represent approximately 10% of current reserves. The Company has hedged 2.5 million silver ounces at a minimum average cash price of $5.91 per ounce in 2001. The reduced hedging position results from continued weakness in spot gold prices and low forward premiums resulting in lower hedge prices that can be achieved.

        The Company's hedging commitments are described in note 17 to the Company's consolidated financial statements. See also "Qualitative and Quantitative Disclosures about Market Risk."

Other

        The Company's operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing its future costs. Certain of the Company's subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities. Early in 2001, regulators in Nevada formally called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The subsidiaries disagree with the regulators' position and believe that they qualify under the criteria set out for corporate guarantees and will oppose the regulatory decision. Although the outcome cannot be predicted, the Company and their counsel believe that the Company will prevail. See "Business and Properties—Other—Government Regulation and Environmental Issues."

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

ITEM 7A—QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

        See "Management's Discussion and Analysis—Results of Operations" for a discussion of market risks related to the Company's hedging activities.

        The following table provides information as of December 31, 2000 about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in commodity prices, interest rates and exchange rates.

	Expected Year of Maturity
(Amounts in millions of U.S. dollars, except amounts per ounce or unless otherwise noted)
	2001	2002	2003	2004	2005	There- After	Fair Value of Financial Instruments
Assets:
Short-term investments	—	—	—	—	—	—	$2.9
Liabilities:
Currency loans	$26.5	—	—	—	—	—	$26.5
Capital securities(1)							$6.0
Principal						$100.0
Fixed interest rate(2)	11%	11%	11%	11%	11%	11%
Derivative financial instruments:
Gold forward sales							$5.7
Ounces	125,000	60,000	60,000	60,000	15,000	—
Price per ounce	$312	$310	$310	$310	$310	—
Silver forward sales							$1.8
Ounces (000's)	1,500	—	—	—	—	—
Price per ounce	$5.85	—	—	—	—	—
Gold call options sold							$(2.2)
Ounces	—	—	—	—	105,000	—
Price per ounce	—	—	—	—	$340	—
Gold call options purchased							$2.4
Ounces	105,000	60,000	60,000	60,000	120,000	—
Price per ounce	$351	$360	$360	$360	$395	—
Silver put options purchased							$1.4
Ounces (000's)	1,000	—	—	—	—	—
Price per ounce	$6.00	—	—	—	—	—
Silver call options purchased							$—
Ounces (000's)	1,500	—	—	—	—	—
Price per ounce	$6.60	—	—	—	—	—
Silver put options sold							$(0.4)
Ounces (000's)	2,500	—	—	—	—	—
Price per ounce	$4.75	—	—	—	—	—
Foreign currency contracts							$(0.3)
Canadian dollars (000's)	20,000	—	—	—	—	—
Exchange rate (C$ to US$1.00)	1.47	—	—	—	—	—

(1)
At December 31, 2000, the present value of the $100.0 million principal payment in 2027 was $5.8 million. At December 31, 2000, the fair value of the entire capital securities obligation, including the interest component, was $56.1 million.

(2)
During a period of interest deferral, the interest rate on the capital securities is 12%, compounded semi-annually.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ ROBERT L. LECLERC Robert L. Leclerc Chairman and Chief Executive Officer and Director
/s/ TOM S.Q. YIP Tom S.Q. Yip Vice President, Finance and Chief Financial Officer
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

Edmonton, Canada January 31, 2001	/s/ Ernst & Young LLP Chartered Accountants

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

Edmonton, Canada January 31, 2001	/s/ Ernst & Young LLP Chartered Accountants

ECHO BAY MINES LTD.

CONSOLIDATED BALANCE SHEETS

December 31

thousands of U.S. dollars	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$14,269	$3,401
Short-term investments	2,186	2,042
Interest and accounts receivable	3,022	2,942
Inventories (note 2)	39,443	37,204
Prepaid expenses and other assets	14,031	15,621

	72,951	61,210
Plant and equipment (note 3)	138,527	167,438
Mining properties (note 3)	63,499	81,959
Long-term investments and other assets (note 4)	20,868	29,565

	$295,845	$340,172

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,073	$29,961
Income and mining taxes payable	5,780	3,004
Debt and other financings (note 5)	26,500	13,750
Deferred income (note 6)	9,651	10,525

	68,004	57,240
Debt and other financings (note 5)	6,032	42,919
Deferred income (note 6)	50,698	83,684
Other long-term obligations (note 8)	49,632	47,847
Deferred income taxes	4,694	7,381
Commitments and contingencies (notes 8, 17 and 18)
Shareholders' equity:
Common shares (note 13), no par value, unlimited number authorized; issued and outstanding — 140,607,145 shares	713,343	713,343
Capital securities (note 7)	140,076	124,616
Deficit	(711,680)	(714,844)
Foreign currency translation	(24,954)	(22,014)

	116,785	101,101

	$295,845	$340,172

See accompanying notes.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31

thousands of U.S. dollars, Except for per share data	2000	1999	1998
Revenue	$280,976	$210,351	$232,181
Expenses:
Operating costs	173,435	139,816	148,769
Royalties (note 18)	8,034	7,197	7,547
Production taxes	2,460	256	1,618
Depreciation and amortization	50,664	54,941	63,286
Reclamation and mine closure	10,572	7,025	6,295
General and administrative	5,650	7,429	8,027
Exploration and development	10,336	8,754	12,010
Interest and other (note 9)	3,012	8,194	11,845
Loss (gain) on sale of interests in mining and other properties (note 10)	—	13,795	(7,447)

	264,163	247,407	251,950

Earnings (loss) before income taxes	16,813	(37,056)	(19,769)
Income tax expense (recovery) (note 11)	(1,748)	216	354

Net earnings (loss)	$18,561	$(37,272)	$(20,123)

Net earnings (loss) attributable to common shareholders (note 7)	$3,164	$(50,969)	$(32,555)

Earnings (loss) per share	$0.02	$(0.36)	$(0.23)

Weighted average number of shares outstanding (thousands)	140,607	140,607	140,084

CONSOLIDATED STATEMENTS OF DEFICIT

Year ended December 31

thousands of U.S. dollars	2000	1999	1998
Balance, beginning of year	$(714,844)	$(663,875)	$(631,320)
Net earnings (loss)	18,561	(37,272)	(20,123)
Interest on capital securities, net of nil tax effect (note 7)	(15,397)	(13,697)	(12,432)

Balance, end of year	$(711,680)	$(714,844)	$(663,875)

See accompanying notes.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended December 31

thousands of U.S. dollars	2000	1999	1998
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net earnings (loss)	$18,561	$(37,272)	$(20,123)
Add (deduct):
Depreciation	32,457	40,957	45,792
Amortization	18,207	13,984	17,494
Deferred income included in revenue (note 6)	(24,473)	(11,129)	(5,381)
Deferred income included in operating costs (note 6)	(3,149)	—	—
Deferral of gains on restructuring of hedge commitments (note 6)	2,434	14,014	5,236
Deferred income taxes	(2,400)	—	—
Net gain on sale of other assets (note 9)	(432)	(736)	(495)
Unrealized losses on share investments	28	1,508	3,013
Loss (gain) on sale of interests in mining properties and other (note 10)	—	13,795	(7,447)
Other	769	961	(90)
Change in cash invested in operating assets and liabilities:
Interest and accounts receivable	(85)	864	1,898
Inventories	(2,869)	882	3,743
Prepaid expenses and other assets	(31)	290	(2,309)
Accounts payable and accrued liabilities	496	(459)	(26,748)
Income and mining taxes payable	2,790	13	(512)

	42,303	37,672	14,071

INVESTING ACTIVITIES
Mining properties, plant and equipment	(7,387)	(33,265)	(26,971)
Long-term investments and other assets	(524)	(5,135)	(534)
Proceeds on sale of plant and equipment	332	972	3,763
Proceeds on sale of short-term investments	182	485	3,018
Net proceeds from (cost of) repurchase of gold and silver hedging contracts	—	(3,334)	8,673
Proceeds on sale of investment in Santa Elina (note 10)	—	—	6,252
Proceeds on sale of mining properties	—	—	1,195
Other	712	(1,411)	342

	(6,685)	(41,688)	(4,262)

FINANCING ACTIVITIES
Debt borrowings	12,000	17,000	—
Debt repayments	(36,750)	(16,181)	(18,327)
Other	—	(1,389)	(448)

	(24,750)	(570)	(18,775)

Net increase (decrease) in cash and cash equivalents	10,868	(4,586)	(8,966)
Cash and cash equivalents, beginning of year	3,401	7,987	16,953

Cash and cash equivalents, end of year	$14,269	$3,401	$7,987

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

Mining properties—producing mines' acquisition and development costs

        Mining properties are recorded at cost of acquisition. Mine development costs include expenditures incurred to develop new ore bodies, to define further mineralization in existing ore bodies and to expand the capacity of operating mines. These expenditures are amortized against earnings on the unit-of-production method based on estimated recoverable ounces of gold. Estimated recoverable ounces of gold include proven and probable reserves and non-reserve material when sufficient objective evidence exists to determine that it is probable the non-reserve material will be produced.

        For the purpose of preparing financial information in accordance with United States generally accepted accounting principles, only proven and probable reserves are considered when applying the unit-of-production method. Non-reserve material was not used in the periods covered by these financial statements when applying the unit-of-production method under both Canadian and U.S. generally accepted accounting standards.

Mining properties—mining costs

        Mining costs incurred to remove waste from an open pit, commonly referred to as "deferred stripping costs" and costs to access new production areas in an underground mine are capitalized as a component of property, plant and equipment. These costs are capitalized as betterments of the mining property infrastructure because they relate to gold that will be produced in future years and they are charged to operating costs in the period in which the related production occurs.

        For open pit operations, mining costs are capitalized on an individual mine basis, using the ratio of total tons of waste and ore to be mined to total gold ounces to be recovered over the life of the mine. Costs are capitalized in periods when the ratio of tons mined compared to gold produced exceeds the expected average for the mine. Amortization occurs in periods when the ratio is less than the expected average. This accounting method considers variations in grade and recovery in addition to waste-to-ore ratios and results in the recognition of mining costs evenly over the life of the mine as gold is produced.

        For underground mining operations, the costs of accessing and developing new production areas are deferred and expensed as operating costs in the period in which the related production occurs.

Development properties

        At properties identified as having the potential to add to the Company's proven and probable reserves, the direct costs of acquisition and development are capitalized only if there is sufficient objective evidence to indicate that it is probable that the property will become an operating mine. Factors considered in making this assessment include the existence and nature of known mineralization and proven and probable reserves, whether the proximity of the property to existing mines and ore bodies increases the probability of developing an operating mine, the results of recent drilling on the property and the existence of feasibility studies or other analyses demonstrating the existence of commercially recoverable ore. Capitalized costs are evaluated for recoverability when events or circumstances indicate that investment in the property may be impaired and are written off if it is determined that the project is not commercially feasible in the period in which this determination is made. The assessment of cost recoverability is based on proven and probable reserves on the property, if any, as well as other mineralization which does not meet the criteria for classification as a proven or probable reserve. If production commences, capitalized costs are transferred to "producing mines' acquisition and development costs" and amortized as described above.

        For the purpose of preparing financial information in accordance with United States generally accepted accounting principles, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements that do not meet the criteria for capitalization under both Canadian and U.S. generally accepted accounting standards.

Exploration costs

The costs of exploration programs are expensed as incurred.

Reclamation and mine closure costs

        Estimated site restoration and closure costs for each producing mine are charged against operating earnings on the unit-of-production method based on estimated recoverable ounces of gold.

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

Property Evaluations

        The Company annually reviews detailed engineering life-of-mine plans for each mine. Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Expected future undiscounted cash flows are calculated using estimated recoverable ounces of gold (considering proven and probable mineral reserves and mineral resources expected to be converted into mineral reserves), future sales prices (considering current and historical prices, price trends and related factors), operating costs, capital expenditures, reclamation and mine closure costs. Reductions in the carrying amount of long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future cash flows are less than the carrying amount.

        The Company's estimates of future cash flows are subject to risks and uncertainties. It is possible that changes may occur which could affect the recoverability of the Company's long-lived assets.

        For the purpose of preparing financial information in accordance with United States generally accepted accounting principles, estimated recoverable ounces of gold include proven and probable reserves. Impairment is not indicated in the periods covered by these financial statements under Canadian or U.S. generally accepted accounting standards.

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

        The gold- and silver-related instruments used in these transactions include fixed and floating forward sales contracts and options. These forward sales contracts obligate the Company to sell gold or silver at a specific price on a future date. Call options give the holder the right, but not the obligation to buy gold or silver at a specific future date at a specific price. These tools reduce the risk of gold and silver price declines, but also could limit the Company's participation in increases of gold and silver prices. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

        Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item. When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement. Gains or losses on foreign currency are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollar transactions occur. Gains and losses on early termination of hedging contracts are deferred until the formerly hedged items are recognized in earnings. Premiums paid or received on gold and silver option contracts purchased or sold are deferred and recognized in earnings on the option expiration dates. Call options written after October 24, 2000 will be carried at fair value in accordance with Emerging Issues Committee Abstract 113, "Accounting by Commodity Producers for Written Call Options."

        The carrying values of gold loans are remeasured using the market value of gold at the reporting date. Differences between these values and the loan proceeds that were originally received are recorded as deferred income and will be included in revenue when the production related to the loans is delivered.

2.    INVENTORIES

	2000	1999
Precious metals bullion	$18,357	$16,033
In-process	8,293	7,538
Materials and supplies	12,793	13,633

	$39,443	$37,204

3.    PROPERTY, PLANT AND EQUIPMENT

Net book value			2000	1999
Property and percentage owned	Plant and Equipment	Mining Properties	Net Book Value	Net Book Value
Round Mountain (50%)	$57,404	$43,033	$100,437	$115,326
McCoy/Cove (100%)	19,685	3,348	23,033	48,466
Lupin (100%)	24,111	2,412	26,523	27,539
Kettle River (100%)	774	1,174	1,948	2,298
Aquarius (100%)	34,493	13,532	48,025	51,635
Other	2,060	—	2,060	4,133

	$138,527	$63,499	$202,026	$249,397

	2000		1999
Plant and equipment
		Net Book Value		Net Book Value
	Cost		Cost
Land improvements and utility systems	$72,853	$5,165	$74,018	$8,245
Buildings	155,893	33,518	153,128	37,544
Equipment	384,236	62,311	389,360	78,707
Construction in progress	40,671	37,533	44,542	42,942

	$653,653	$138,527	$661,048	$167,438

Mining properties	2000	1999
Producing mines' acquisition and development costs	$276,951	$272,362
Less accumulated amortization	248,792	230,470

	28,159	41,892
Development properties' acquisition and development costs	13,532	14,065
Deferred mining costs	21,808	26,002

	$63,499	$81,959

        The deferred mining ratio for the Round Mountain mine in 2000 was 127 tons per ounce recovered (1999 - 127 tons, 1998 - 127 tons). The deferred mining ratio for the McCoy/Cove mine in 2000 was 76 tons per ounce recovered (1999 - 60 tons, 1998 - 100 tons).

4.    LONG-TERM INVESTMENTS AND OTHER ASSETS

	2000	1999
Premiums paid on gold and silver option contracts	$21,647	$34,103
Reclamation deposits	8,639	7,116
Other	2,056	828

	32,342	42,047
Less current portion included in prepaid expenses and other assets	11,474	12,482

	$20,868	$29,565

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

5.    DEBT AND OTHER FINANCINGS

	2000	1999
Currency loans	$26,500	$51,250
Capital securities (note 7)	6,032	5,419

	32,532	56,669
Less current portion	26,500	13,750

	$6,032	$42,919

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

Interest payments were $4.3 million in 2000, $5.0 million in 1999 and $7.2 million in 1998.

Future gold and silver delivery commitments are summarized by year in note 17.

6.    DEFERRED INCOME

	2000	1999
Modification of hedging contracts	$39,336	$61,382
Premiums received on gold and silver option contracts	20,310	30,835
Other	703	1,992

	60,349	94,209
Less current portion	9,651	10,525

	$50,698	$83,684

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

8.    OTHER LONG-TERM OBLIGATIONS

	2000	1999
Accrued reclamation and mine closure:
Round Mountain	$10,659	$8,177
McCoy/Cove	19,284	19,469
Lupin	8,280	6,518
Kettle River	8,620	6,808
Sunnyside	4,702	5,763
Other	—	1,014

	51,546	47,749
Other	—	4,302

	51,546	52,051
Less current portion included in accounts payable and accrued liabilities	1,914	4,204

	$49,632	$47,847

Reclamation and mine closure

        At December 31, 2000, the Company's estimate of future reclamation and mine closure costs is $73.2 million, which it believes will meet current regulatory requirements. The aggregate obligation accrued to December 31, 2000 was $51.5 million, including accruals of $10.6 million in 2000, $7.0 million in 1999, and $6.3 million in 1998. The remaining $21.7 million, including $9.9 million at Round Mountain, $9.8 million at Lupin and $2.0 million at Kettle River, will be accrued on the unit-of-production method over the remaining life of each mine. Assumptions used to estimate reclamation and mine closure costs are based on the work that is required under currently applicable permits, laws and regulations. These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

9.    INTEREST AND OTHER

	2000	1999	1998
Interest income	$(964)	$(166)	$(328)
Interest expense	5,194	4,723	5,559
Alaska-Juneau reclamation	(2,048)	—	—
Unrealized loss on share investments	28	1,508	3,013
(Gain) loss on sale of share investments	(181)	(485)	962
Gain on sale of plant and equipment	(251)	(251)	(1,457)
Other	1,234	2,865	4,096

	$3,012	$8,194	$11,845

10.  LOSS (GAIN) ON SALE OF INTERESTS IN MINING AND OTHER PROPERTIES

	2000	1999	1998
Loss on sale of interest in Paredones Amarillos	$—	$13,795	$—
Gain on sale of investment in Santa Elina	—	—	(6,252)
Gain on sale of interests in other mining properties	—	—	(1,195)

	$—	$13,795	$(7,447)

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

11.  INCOME TAX EXPENSE

Geographic components

The geographic components of earnings before income tax expense and income tax expense were as follows.

	2000	1999	1998
Earnings (loss) before income taxes:
Canada	$637	$(22,386)	$(23,471)
United States and other	16,176	(14,670)	3,702

	$16,813	$(37,056)	$(19,769)

Current income tax expense:
Canada	$201	$216	$354
United States and other	451	—	—

	652	216	354

Deferred income tax expense (recovery):
Canada	(2,400)	—	—
United States and other	—	—	—

	(2,400)	—	—

Income tax expense (recovery)	$(1,748)	$216	$354

Effective tax rate

        The effective tax rate on the Company's earnings differed from the combined Canadian federal and provincial corporate income tax rates of 43.2% for 2000 and 43.5% for 1999 and 43.2% for 1998 for the following reasons.

	2000	1999	1998
Earnings (loss) before income taxes	$16,813	$(37,056)	$(19,769)

Income tax effect of:
Expected Canadian federal and provincial corporate income taxes	$7,246	$(16,115)	$(8,540)
Utilization of net operating loss	(5,760)	(838)	—
Operating loss from which no tax benefit is derived	—	—	12,720
Canadian resource allowance and earned depletion	113	(2,153)	(2,349)
Foreign earnings subject to different income tax rates	(1,326)	18,182	(1,687)
Other items	(2,021)	1,140	210

Income tax expense (recovery)	$(1,748)	$216	$354

Effective tax rate (current and deferred)	(10.4% )	(0.6% )	(1.8% )

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

Deferred tax liabilities and assets

Significant components of the Company's deferred tax liabilities and assets are as follows.

	2000			1999
millions of U.S. dollars	Canada	U.S. and other	Total	Canada	U.S. and other	Total
Deferred tax liabilities:
Tax over book depreciation and depletion	$6.4	$—	$6.4	$10.3	$—	$10.3
Other tax liabilities	5.3	0.8	6.1	8.0	0.7	8.7

Total deferred tax liabilities	11.7	0.8	12.5	18.3	0.7	19.0

Deferred tax assets:
Net operating loss and other carryforwards	117.2	145.0	262.2	37.3	135.4	172.7
Book over tax depreciation and depletion	34.5	13.2	47.7	36.2	16.3	52.5
Accrued liabilities	4.7	19.8	24.5	4.3	25.9	30.2
Other tax assets	9.2	4.7	13.9	21.0	4.7	25.7

Total deferred tax assets before allowance	165.6	182.7	348.3	98.8	182.3	281.1
Valuation allowance for deferred tax assets	(158.6)	(181.9)	(340.5)	(87.9)	(181.6)	(269.5)

Total deferred tax assets	7.0	0.8	7.8	10.9	0.7	11.6

Net deferred tax liabilities	$4.7	$—	$4.7	$7.4	$—	$7.4

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

13.  COMMON SHARES

Changes in the number of common shares outstanding during the three years ended December 31, 2000 were as follows.

	Number of Shares	Amount
Balance, December 31, 1997	139,370,031	$709,593
1998 Issuance of shares	1,237,114	3,750

Balance, December 31, 1998, 1999 and 2000	140,607,145	$713,343

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

Changes in the number of options outstanding during the three years ended December 31, 2000 were as follows.

	Employee Share Incentive Plan			Director Equity Plan
	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 1997	4,992,119	C$	11.60	194,950	C$	12.87
1998: Options granted	857,906		3.59	45,500		3.70
Options expired	(78,700)		9.75	—		—
Options forfeited	(794,005)		10.35	—		—

Options outstanding, December 31, 1998	4,977,320	C$	10.44	240,450	C$	11.14
1999: Options granted	1,170,000		2.55	—		—
Options expired	(34,937)		9.75	—		—
Options forfeited	(618,697)		9.94	—		—

Options outstanding, December 31, 1999	5,493,686	C$	8.82	240,450	C$	11.14
2000: Options granted	—		—	—		—
Options expired	(100,458)		12.88	—		—
Options forfeited	(1,021,417)		8.92	(13,000)		5.85

Options outstanding, December 31, 2000	4,371,811	C$	8.71	227,450	C$	11.44

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

Options outstanding at December 31, 2000 had the following characteristics.

Number of Shares Outstanding	Exercise Price Range	Weighted Average Exercise Price of Shares Outstanding		Weighted Average Years Until Expiration	Number of Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
Employee Share Incentive Plan
1,510,077	C$2.55 – C$3.59	C$	2.95	8	527,750	C$	3.13
1,147,473	5.75 – 8.88		8.02	4	1,147,473		8.02
1,213,605	10.70 – 15.75		13.13	5	1,213,605		13.13
500,656	16.25 – 19.63		16.95	4	500,656		16.95
Director Equity Plan
84,500	C$3.70 – C$8.00	C$	6.02	7	53,625	C$	6.44
142,950	12.50 – 18.25		14.64	4	142,950		14.64

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

        In accordance with Canadian GAAP, capitalized mine development costs include expenditures incurred to develop new ore bodies, to define further mineralization in existing ore bodies and to expand the capacity of operating mines. The Company capitalized development costs of $1.1 million in 2000 and $0.1 million in 1999 for the extension to the K-2 deposit at the Kettle River mine. Under U.S. GAAP development costs are capitalized only when converting mineralized material to reserves or for further delineation of existing reserves. The development expenditures resulted in additions to mineralized material but did not add to ore reserves. Therefore under U.S. GAAP the expenditures would be classified as exploration expense.

        In accordance with Canadian GAAP, deferred mining costs have been included in mining properties. The recoverability of deferred mining costs are evaluated for impairment with other long-lived assets when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Under U.S. GAAP deferred mining costs would be classified separately from mining properties as other assets and their recoverability is evaluated when necessary by reference to estimated future net cash flows from mining operations prior to the evaluation of mining properties.

        In accordance with Canadian GAAP, the capitalization and amortization of deferred mining costs are reported as investing activities on the statements of cash flow. Under U.S. GAAP, these expenditures would be reported as operating activities. Therefore, "cash provided from operating activities" and cash used in "investing activities" under U.S. GAAP would increase by $4.2 million in 2000 and decrease by $8.1 and $2.0 million in 1999 and 1998, respectively.

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

The effects on the consolidated statement of earnings of the above differences would have been as follows.

	2000	1999	1998
Net earnings (loss) under Canadian GAAP	$18,561	$(37,272)	$(20,123)
Additional interest expense on capital securities	(15,397)	(13,697)	(12,432)
Change in market value of foreign exchange contracts	948	5,540	(2,640)
Amortization of deferred foreign exchange gains	(3,149)	—	—
Unrealized loss on short-term investments	28	—	—
Unrealized gain/(loss) on gold call options sold	2,964	(2,146)	—
Amortization of deferred financing costs on capital securities	(633)	(633)	(633)
Kettle River exploration expense	(1,066)	(108)	—
Recognition of severance expense	—	—	(4,980)

Net earnings (loss) under U.S. GAAP	$2,256	$(48,316)	$(40,808)

Earnings (loss) per share under U.S. GAAP	$0.02	$(0.34)	$(0.29)

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

December 31, 2000	Canadian GAAP	Capital Securities	Mining Properties	Other	U.S. GAAP
Short-term investments	$2,186	$—	$—	$760	$2,946
Property, plant and equipment	202,026	—	(22,982)	—	179,044
Long-term investments and other assets	20,868	792	21,808	—	43,468
Gold and other financings	32,532	96,968	—	—	129,500
Deferred income	60,349	—	—	(2,846)	57,503
Other long-term obligations	49,632	43,108	—	(533)	92,207
Common shares	713,343	—	—	36,428	749,771
Capital securities	140,076	(140,076)	—	—	—
Deficit	711,680	(792)	1,174	33,021	745,083
Shareholders' equity (deficit)	116,785	(139,284)	(1,174)	4,139	(19,534)
December 31, 1999	Canadian GAAP	Capital Securities	Mining Properties	Other	U.S. GAAP
Property, plant and equipment	$249,397	$—	$(26,110)	$—	$223,287
Long-term investments and other assets	29,255	1,425	26,002	—	56,682
Gold and other financings	56,669	97,581	—	—	154,250
Deferred income	93,899	—	—	(5,995)	87,904
Other long-term obligations	47,847	27,035	—	3,379	78,261
Common shares	713,343	—	—	36,428	749,771
Capital securities	124,616	(124,616)	—	—	—
Deficit	714,844	(1,425)	108	33,812	747,339
Shareholders' equity (deficit)	101,101	(123,191)	(108)	2,616	(19,582)

        The continuity of shareholders' equity from December 31, 1999 to December 31, 2000 under U.S. GAAP would have been as follows.

2000
Balance, beginning of year	$(19,582)
Net earnings	2,256
Unrealized gain on short-term investments	732
Foreign currency translation	(2,940)

Balance, end of year	$(19,534)

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

	2000	1999	1998
Net earnings (loss) under U.S. GAAP	$2,256	$(48,316)	$(40,808)
Other comprehensive income (loss), after a nil income tax effect:
Unrealized gain (loss) arising during period	732	—	—
Foreign currency translation adjustments	(2,940)	4,562	(6,211)

Other comprehensive income (loss)	(2,208)	4,562	(6,211)

Comprehensive income (loss)	$48	$(43,754)	$(47,019)

        Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

	2000	1999
Unrealized gain/(loss) on share investments	$732	$—
Foreign currency translation	(24,954)	(22,014)

Accumulated other comprehensive loss	$(24,222)	$(22,014)

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

        Had the Company adopted Statement No. 123 for its U.S. GAAP disclosure, the following net earnings and losses would have been reported.

	2000	1999	1998
Net earnings (loss) under U.S. GAAP	$2,256	$(48,316)	$(40,808)
Pro forma stock compensation expense, after a nil income tax effect	(929)	(1,845)	(1,654)

Pro forma net earnings (loss) under U.S. GAAP	$1,327	$(50,161)	$(42,462)

Pro forma earnings (loss) per share under U.S. GAAP	$0.01	$(0.36)	$(0.30)

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

15.  JOINT VENTURES

        Summarized below is the Company's 50% interest in the Round Mountain mine, accounted for by the proportionate consolidation method.

	2000	1999	1998
Revenues	$90,633	$87,469	$87,748
Expenses:
Operating costs	60,231	52,880	51,359
Royalties	5,585	5,021	5,078
Production taxes	470	57	654
Depreciation and amortization	18,978	17,704	16,274
Reclamation and mine closure	2,881	2,438	1,787
Exploration	529	431	613
Other	(753)	753	3,281

Earnings before income taxes	$2,712	$8,185	$8,702

	2000	1999	1998
Current assets	$33,424	$33,105	$69,461
Non-current assets	109,212	126,611	120,956
Current liabilities	(11,244)	(10,667)	(9,370)
Non-current liabilities	(18,395)	(18,845)	(19,965)

Equity	$112,997	$130,204	$161,082

	2000	1999	1998
Net cash provided from (used in):
Operating activities	$11,260	$9,108	$16,286
Investing activities	(5,075)	(12,799)	(12,438)
Financing activities	—	—	—

Net increase (decrease) in cash	$6,185	$(3,691)	$3,848

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

	2000	1999	1998
Total gold and silver revenues	$280,976	$210,351	$232,181
Average gold price realized per ounce	$319	$325	$333
Average silver price realized per ounce	$5.28	$5.69	$5.88

        In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

Gold production (ounces)	2000	1999	1998
Round Mountain (50%)	320,064	270,904	255,252
McCoy/Cove	162,784	124,536	167,494
Lupin	117,729	—	—
Kettle River	94,086	104,396	113,692

Total gold	694,663	499,836	536,438

Silver Production (ounces)	2000	1999	1998
Total silver—all from McCoy/Cove	12,328,297	8,430,072	9,412,823

Operating costs	2000	1999	1998
Round Mountain (50%)	$60,501	$53,055	$51,502
McCoy/Cove	69,920	63,429	66,606
Lupin	22,883	—	1,645
Kettle River	20,131	23,332	29,016

Total operating costs per financial statements	$173,435	$139,816	$148,769

Royalties	2000	1999	1998
Round Mountain (50%)	$5,585	$5,021	$5,078
McCoy/Cove	1,228	644	1,092
Kettle River	1,221	1,532	1,377

Total operating costs per financial statements	$8,034	$7,197	$7,547

Depreciation and amortization	2000	1999	1998
Round Mountain (50%)	$18,978	$17,704	$16,274
McCoy/Cove	21,539	22,743	29,034
Lupin	4,874	5,381	6,233
Kettle River	1,637	6,141	9,315
Depreciation of non-minesite assets	3,636	2,972	2,430

Total operating costs per financial statements	$50,664	$54,941	$63,286

Total assets	2000	1999
Round Mountain (50%)	$121,592	$127,435
McCoy/Cove	42,354	63,521
Lupin	34,860	33,983
Kettle River	10,101	9,398
Aquarius	48,437	51,589
Non-minesite assets	38,501	53,936

Total assets	$295,845	$339,862

Capital expenditures by minesite are as follows.

Millions of U.S. dollars	2000	1999	1998
Round Mountain (50%)	$4.6	$7.7	$12.6
McCoy/Cove	0.6	1.1	1.3
Lupin	4.7	—	—
Kettle River	1.4	0.4	1.5

Financial information regarding geographic areas is set out below.

	2000	1999	1998
Revenue:
Canada	$44,370	$—	$11,360
United States	236,606	210,351	220,821

Total revenue	$280,976	$210,351	$232,181

	2000	1999	1998
Assets:
Canada	$100,310	$89,095	$92,457
United States	193,431	247,653	267,843
Other	2,104	3,114	7,776

Total assets	$295,845	$339,862	$368,076

17.  HEDGING ACTIVITIES AND COMMITMENTS

        The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are gold and silver loans, fixed and floating forward sales contracts, spot-deferred contracts, swaps and options.

        The Company assesses the exposure that may result from a hedging transaction prior to entering into the commitment, and only enters into transactions which it believes accurately hedge the underlying risk and could be safely held to maturity. The Company does not engage in the practice of trading derivative securities for profit. The Company regularly reviews its unrealized gains and losses on hedging transactions.

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

Gold and silver commitments

The Company's gold and silver commitments at December 31, 2000 were as follows.

	Gold		Silver
	Forward Sales (ounces)	Price of Forward Sale (per ounce)	Forward Sales (ounces)	Price of Forward Sales (per ounce)
2001	125,000	$312	1,500,000	$5.85
2002	60,000	310	—	—
2003	60,000	310	—	—
2004	60,000	310	—	—
2005	15,000	310	—	—

	320,000	$311	1,500,000	$5.85

The Company's option position at December 31, 2000 was as follows.

	Put Options Purchased		Put Options Sold		Call Options Purchased		Call Options Sold
	Ounces	Strike Price per Ounce	Ounces	Strike Price per Ounce	Ounces	Strike Price per Ounce	Ounces	Strike Price per Ounce
Gold
2001	—	$—	—	$—	105,000	$351	—	$—
2002	—	—	—	—	60,000	360	—	—
2003	—	—	—	—	60,000	360	—	—
2004	—	—	—	—	60,000	360	—	—
2005	—	—	—	—	120,000	395	105,000	340

	—	$—	—	$—	405,000	$368	105,000	$340

Silver
2001	1,000,000	$6.00	2,500,000	$4.75	1,500,000	$6.60	—	$—

	1,000,000	$6.00	2,500,000	$4.75	1,500,000	$6.60	—	$—

        Forward Sales contracts of 320,000 ounces of gold as well as the call options sold of 105,000 ounces of gold represent approximately 10% of the Company's reserves. This amount of future hedging is reduced from 2000. In 2000, 37% of gold production was delivered against forward sales contracts and put options. The reduced hedging position results from continued weakness in spot gold prices and low forward premiums resulting in lower hedge prices that can be achieved. The Company continues to monitor its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting gold price volatility.

        Shown below are the carrying amounts and estimated fair values of the Company's other outstanding hedging instruments at December 31, 2000 and 1999.

		December 31, 2000		December 31, 1999
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Gold forward sales		$—	$5,700	$—	$(900)
Silver forward sales		—	1,800	—	1,000
Gold options	— puts purchased	—	—	1,400	1,700
	— calls sold	(3,000)	(2,200)	(4,100)	(5,600)
	— puts sold	—	—	(1,300)	(600)
	— calls purchased	6,800	2,400	9,100	8,000
Silver options	— puts purchased	1,200	1,400	2,500	1,400
	— puts sold	(1,300)	(400)	(2,200)	(500)
	— calls purchased	700	—	1,000	300
Foreign currency contracts		—	(300)	—	(1,200)

			$8,400		$3,600

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

	Amount of Change	Effect on Market Value of Hedged Position
Change in:
Gold prices	$10.00/ounce	$3,200
Silver prices	$0.25/ounce	$300
Interest rates (effect on gold and silver forward sales and options)	1%	$1,400

        Hedging gains and losses represent the difference between spot or market prices and realized amounts. The hedging gains (losses) recognized in earnings are as follows.

	2000	1999	1998
Revenue:
Gold loans and swaps	$1,289	$1,658	$3,096
Gold forward sales	16,540	17,710	7,179
Silver forward sales	3,297	3,439	3,118
Gold and silver options	1,517	4,077	11,122
Operating costs:
Foreign currency contracts	(1,971)	(3,068)	(2,805)
Crude oil contracts	—	—	(636)

	$20,672	$23,816	$21,074

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

Handy and Harman

        On March 29, 2000 Handy & Harman Refining Group, Inc., which operated a facility used by the Company for the refinement of doré bars, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The outcome of these proceedings is uncertain at this time. The Company has gold and silver accounts at this refining facility with an estimated market value of approximately $2.4 million.

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

QUARTERLY FINANCIAL HIGHLIGHTS
(Unaudited)
(millions of U.S. dollars except per share data)

	Revenue	Net Earnings (Loss)	Earnings (Loss) per Share
2000
First quarter	$51.8	$(2.7)	$(0.04)
Second quarter	84.3	10.2	0.04
Third quarter	76.4	9.0	0.04
Fourth quarter	68.5	2.1	(0.02)

Total	$281.0	$18.6	$0.02

1999
First quarter	$48.8	$(5.1)	$(0.06)
Second quarter	50.9	(7.0)	(0.07)
Third quarter	54.2	(19.9)	(0.17)
Fourth quarter	56.5	(5.3)	(0.06)

Total	$210.4	$(37.3)	$(0.36)

        Net earnings (loss) and per share amounts include the loss on the sale of the Company's interest in Paredones Amarillos of $13.8 million in the third quarter of 1999. See note 10 to the consolidated financial statements.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10—DIRECTORS OF THE REGISTRANT

        The information about the directors of the Company required by this item is located in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year, and is incorporated herein by reference. Information about the executive officers of the Company required by this item appears in Part I of this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by this item will appear in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year, and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will appear in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year, and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will appear in the Echo Bay Mines Ltd. proxy statement to be filed within 120 days after the end of the fiscal year, and is incorporated herein by reference.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

ECHO BAY MINES LTD.
By:	/s/ ROBERT L. LECLERC Robert L. Leclerc, Chairman, Chief Executive Officer and Director
Date: February 13, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

Signature	Title	Date

/s/ ROBERT L. LECLERC Robert L. Leclerc	Chairman, Chief Executive Officer and Director	February 13, 2002
/s/ TOM S.Q. YIP Tom S.Q. Yip	Vice President, Finance and Chief Financial Officer
/s/ DAVID A. OTTEWELL David A. Ottewell	Controller and Principal Accounting Officer
* JOHN N. ABELL
* LATHAM C. BURNS
* JOHN G. CHRISTY
* PETER CLARKE
* JOHN F. MCOUAT
* R. GEOFFREY P. STYLES
*A majority of the Board of Directors
*By	LOIS-ANN L. BRODRICK Lois-Ann L. Brodrick, Attorney-in-fact	February 13, 2002