Form 10-Q/A
period 2001-09-30
ECHO BAY MINES LTD
filed 2002-02-14
CIK 722080

Use these links to rapidly review the document
ECHO BAY MINES LTD. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (780) 496-9002

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Title of Class	Shares Outstanding as of October 31, 2001
Common Shares without nominal or par value	140,607,145

ECHO BAY MINES LTD.

INDEX

ECHO BAY MINES LTD.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEETS

thousands of U.S. dollars	September 30 2001	December 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$10,889	$14,269
Short-term investments	1,976	2,186
Interest and accounts receivable	1,979	3,022
Inventories (note 2)	36,137	39,443
Prepaid expenses and other assets	6,525	14,031

	57,506	72,951
Plant and equipment (note 3)	128,958	138,527
Mining properties (note 3)	49,381	63,499
Long-term investments and other assets	21,376	20,868

	$257,221	$295,845

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,346	$26,073
Income and mining taxes payable	3,818	5,780
Debt and other financings (notes 1 and 4)	17,000	26,500
Deferred income (note 5)	3,158	9,651

	48,322	68,004
Debt and other financings (note 4)	6,348	6,032
Deferred income (note 5)	33,711	50,698
Other long-term obligations	50,450	49,632
Deferred income taxes	1,833	4,694
Commitments and contingencies (notes 1, 10 and 11)
Common shareholders' equity:
Common shares, no par value, unlimited number authorized; 140,607,145 shares issued and outstanding	713,343	713,343
Capital securities (note 6)	153,037	140,076
Deficit	(721,198)	(711,680)
Foreign currency translation	(28,625)	(24,954)

	116,557	116,785

	$257,221	$295,845

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
thousands of U.S. dollars, except for per share data	2001	2000	2001	2000
Revenue	$58,545	$76,415	$186,658	$212,505

Expenses:
Operating costs	42,173	47,642	133,317	126,731
Royalties	2,284	1,840	5,970	5,842
Production taxes	178	137	449	1,469
Depreciation and amortization	10,182	13,150	32,451	39,079
Reclamation and mine closure	1,578	2,770	4,843	8,018
General and administrative	1,476	1,055	4,316	4,684
Exploration and development	1,199	1,548	3,211	8,978
Interest and other (note 7)	454	(1,028)	1,286	2,608

	59,524	67,114	185,843	197,409

Earnings (loss) before income taxes	(979)	9,301	815	15,096

Income tax expense (recovery):
Current	48	603	131	703
Deferred	(840)	(300)	(2,519)	(2,100)

	(792)	303	(2,388)	(1,397)

Net earnings (loss)	$(187)	$8,998	$3,203	$16,493

Net earnings (loss) attributable to common shareholders (note 6)	$(4,252)	$5,154	$(9,518)	$5,176

Earnings (loss) per share	$(0.03)	$0.04	$(0.07)	$0.04

Weighted average number of shares outstanding (thousands)	140,607	140,607	140,607	140,607

CONSOLIDATED STATEMENTS OF DEFICIT

	Three months ended September 30		Nine months ended September 30
thousands of U.S. dollars	2001	2000	2001	2000
Balance, beginning of period	$(716,946)	$(714,822)	$(711,680)	$(714,844)
Net earnings (loss)	(187)	8,998	3,203	16,493
Interest on capital securities, net of nil tax effect (note 6)	(4,065)	(3,844)	(12,721)	(11,317)

Balance, end of period	$(721,198)	$(709,668)	$(721,198)	$(709,668)

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three months ended September 30		Nine months ended September 30
thousands of U.S. dollars	2001	2000	2001	2000
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net cash flows provided from operating activities	$8,778	$19,974	$19,448	$34,454

INVESTING ACTIVITIES
Mining properties, plant and equipment	(3,168)	(1,650)	(10,898)	(9,425)
Long-term investments and other assets	(2,177)	20	(2,164)	(525)
Short-term investments	—	182	—	182
Proceeds on the sale of plant and equipment	5	22	373	357
Other	(506)	(371)	(639)	937

	(5,846)	(1,797)	(13,328)	(8,474)

FINANCING ACTIVITIES
Currency borrowings	—	—	—	12,000
Debt repayments	(2,000)	(16,750)	(9,500)	(29,000)

	(2,000)	(16,750)	(9,500)	(17,000)

Net increase (decrease) in cash and cash equivalents	932	1,427	(3,380)	8,980
Cash and cash equivalents, beginning of period	9,957	10,954	14,269	3,401

Cash and cash equivalents, end of period	$10,889	$12,381	$10,889	$12,381

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

Notes to Interim Consolidated Financial Statements

September 30, 2001

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1. GENERAL

        In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the "Company") as of September 30, 2001 and December 31, 2000 and the consolidated results of operations and cash flow for the three and nine months ended September 30, 2001 and 2000. These financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000. Except as otherwise noted in this report, the accounting policies described in the annual report have been applied in the preparation of these financial statements.

Basis of Presentation

        On October 5, 2001, a new $17 million revolving credit and $4 million letter of credit facility was established with HSBC Bank USA. The new facility has been guaranteed by an affiliate of Franco-Nevada Mining Corporation Limited, which holds approximately 72.4% of the Company's capital securities. The Company has drawn down on the revolving credit facility to repay bank debt of $17 million and has replaced the $4 million letter of credit issued under the syndicated facility. The principal amount of the new credit facility matures on September 30, 2002 and interest is payable quarterly. The Company's ability to borrow has been constrained by conditions in the gold mining industry, the capital securities obligation (note 6) and its recent and currently expected future operating results. The establishment of the new credit facility has resolved these uncertainies for the term of the facility.

2. INVENTORIES

	September 30 2001	December 31 2000
Precious metals—bullion	$13,950	$18,357
—in-process	6,825	8,293
Materials and supplies	15,362	12,793

	$36,137	$39,443

3. PROPERTY, PLANT AND EQUIPMENT

Plant and equipment

	September 30 2001	December 31 2000
Cost	$656,554	$653,653
Less accumulated depreciation	527,596	515,126

	$128,958	$138,527

Mining properties

	September 30 2001	December 31 2000
Producing mines' acquisition and development costs	$279,475	$276,951
Less accumulated amortization	256,939	248,792

	22,536	28,159
Development properties' acquisition and development costs	12,856	13,532
Deferred mining costs	13,989	21,808

	$49,381	$63,499

        The deferred mining ratio for the Round Mountain mine in 2001 was 115 tons per ounce recovered (2000 - 127 tons). The deferred mining ratio for the McCoy/Cove mine in 2001 was 50 tons per ounce recovered (2000 - 76 tons). Deferred mining costs for the McCoy/Cove pits were fully amortized in the second quarter of 2001.

4. DEBT AND OTHER FINANCINGS

	September 30 2001	December 31 2000
Currency loans	$17,000	$26,500
Capital securities (note 6)	6,348	6,032

	23,348	32,532
Less current portion	17,000	26,500

	$6,348	$6,032

5. DEFERRED INCOME

	September 30 2001	December 31 2000
Modification of hedging contracts	$24,123	$39,336
Premiums received on gold and silver option contracts	12,746	20,310
Other	—	703

	36,869	60,349
Less current portion	3,158	9,651

	$33,711	$50,698

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

        On September 5, 2001, the Company announced that it had reached an agreement with significant holders of the capital securities to exchange their capital securities for common shares. The Company proposes to issue up to 361.5 million common shares in exchange for the outstanding principal and accrued interest of the capital securities. Holders representing 98% of the capital securities have agreed to the exchange and have entered into support and lockup agreements. The share issuance will be presented to shareholders for their consideration and approval will be recommended by the Board of Directors. If shareholders approve, and all other transaction conditions are satisfied, the exchange of capital securities for common shares is expected to be completed in the first quarter of 2002. The completion of the transaction would result in control of the Company no longer resting with current shareholders. Any gain or loss arising from the transaction will be recorded at the closing date.

7. INTEREST AND OTHER

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Interest income	$(163)	$(214)	$(662)	$(600)
Interest expense	551	1,334	1,962	4,288
Alaska-Juneau reclamation	—	(2,048)	—	(2,048)
Unrealized loss on share investments	2	—	104	—
Other	64	(100)	(118)	968

	$454	$(1,028)	$1,286	$2,608

8. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

U.S. GAAP financial statements

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

The effects of the GAAP differences on the consolidated statements of operations would have been as follows.

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Net earnings (loss) under Canadian GAAP	$(187)	$8,998	$3,203	$16,493
Unrealized loss on share investments	2	—	104	—
Change in market value of foreign exchange contracts	(780)	(1,117)	(2,720)	(1,750)
Change in market value of option contracts	345	—	(446)	—
Transition adjustment on adoption of FAS 133	—	—	(3,090)	—
Additional interest expense on capital securities	(4,065)	(3,844)	(12,721)	(11,317)
Unrealized gain (loss) on call options	—	1,799	—	1,160
Amortization of deferred financing on capital securities	(158)	(158)	(475)	(475)
Kettle River development expenditures	(122)	(163)	(1,425)	(739)
Amortization of deferred development expenditures	488	—	1,657	—

Net earnings (loss) under U.S. GAAP	$(4,477)	$5,515	$(15,913)	$3,372

Earnings (loss) per share under U.S. GAAP	$(0.03)	$0.04	$(0.11)	$0.02

The effects of the GAAP differences on the consolidated balance sheets would have been as follows.

September 30, 2001	Canadian GAAP	Capital Securities	Derivative Contracts	Other	U.S. GAAP
Short-term investments	$1,976	$—	$—	$1,830	$3,806
Property, plant and equipment	165,095	—	—	(14,836)	117,000
Long-term investments and other assets	21,376	317	(4,137)	7,430	24,986
Debt and other financings	23,348	93,652	—	—	117,000
Deferred income	36,869	—	(3,036)	(33,833)	—
Other long-term obligations	50,450	59,385	1,617	159	111,611
Common shares	713,343	—	—	36,428	749,771
Capital securities	153,037	(153,037)	—	—	—
Deficit	721,198	(317)	2,718	37,301	760,900
Shareholders' equity (deficit)	116,557	(152,720)	(2,718)	28,098	(10,873)

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Net earnings (loss) under U.S. GAAP	$(4,477)	$5,515	$(15,913)	$3,372
Other comprehensive income (loss), after a nil income tax effect:
Unrealized gain on share investments arising during period	742	1,460	1,098	1,460
Modification of derivative contracts realized in net income	(4,166)	—	(11,960)	—
Foreign currency translation adjustments	(2,756)	(1,407)	(3,671)	(3,242)
Transition adjustment on adoption of FAS 133	—	—	39,234	—

Other comprehensive income (loss)	(6,180)	53	24,701	(1,782)

Comprehensive income (loss)	$(10,657)	$5,568	$8,788	$1,590

        Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive income (loss), as follows.

	September 30 2001	December 31 2000
Unrealized gain on share investments	$1,697	$732
Modification of derivative contracts	27,274	—
Foreign currency translation	(28,625)	(24,954)

Accumulated other comprehensive income (loss)	$346	$(24,222)

The effects of the GAAP differences on the consolidated statements of cash flow would have been as follows.

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Operating activities under Canadian GAAP	$8,778	$19,974	$19,448	$34,454
Deferred mining costs	2,158	1,053	7,785	(436)

Operating activities under U.S. GAAP	$10,936	$21,027	$27,233	$34,018

Investing activities under Canadian GAAP	$(5,846)	$(1,797)	$(13,328)	$(8,474)
Deferred mining costs	(2,158)	(1,053)	(7,785)	436

Investing activities under U.S. GAAP	$(8,004)	$(2,850)	$(21,113)	$(8,038)

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

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Total gold and silver revenues (millions)	$58.5	$76.4	$186.7	$212.5
Average gold price realized per ounce	$298	$313	$302	$318
Average silver price realized per ounce	$4.43	$5.13	$4.77	$5.34

        In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

	Three months ended September 30		Nine months ended September 30
Gold Production (ounces)
	2001	2000	2001	2000
Round Mountain (50%)	102,883	79,987	301,021	228,349
McCoy/Cove	23,450	39,362	73,138	131,956
Lupin	33,000	40,696	105,710	79,055
Kettle River	12,200	24,404	41,418	73,734

Total gold	171,533	184,449	521,287	513,094

Silver Production (ounces)—all from McCoy/Cove	1,731,444	2,724,463	5,028,029	10,149,307

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Operating costs by minesite:
Round Mountain	$20,052	$17,216	$58,312	$43,776
McCoy/Cove	11,663	16,693	40,637	53,872
Lupin	6,943	8,268	22,797	13,709
Kettle River	3,515	5,465	11,571	15,374

Total operating costs per financial statements	$42,173	$47,642	$133,317	$126,731

10. HEDGING ACTIVITIES AND COMMITMENTS

Gold commitments

The Company's gold forward sales and option positions at September 30, 2001 were as follows.

			Call Options Purchased		Call Options Sold
	Forward Sales (ounces)	Price of Forward Sale (per ounce)	Ounces	Strike Price per Ounce	Ounces	Strike Price per Ounce
Remainder of 2001	15,000	$302	15,000	$360	—	$—
2002	60,000	302	60,000	360	—	—
2003	60,000	302	60,000	360	—	—
2004	60,000	302	60,000	360	—	—
2005	15,000	302	120,000	395	105,000	340

	210,000	$302	315,000	$373	105,000	$340

        Forward Sales contracts of 210,000 ounces of gold as well as the call options sold of 105,000 ounces of gold represent approximately 10% of the Company's reserves. This amount of future hedging is reduced from 2000. In 2000, 37% of gold production was delivered against forward sales contracts and put options. The reduced hedging position results from continued weakness in spot gold prices and low forward premiums resulting in lower hedge prices that can be achieved. The Company continues to monitor its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting gold price volatility.

Currency position

        At September 30, 2001, the Company had an obligation under foreign currency exchange contracts to purchase C$3 million in the remainder of 2001 at an exchange rate of C$1.46 to U.S.$1.00.

        Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at September 30, 2001 and December 31, 2000.

	September 30, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Gold forward sales	$—	$700	$—	$5,700
Silver forward sales	—	—	—	1,800
Gold options—puts purchased	—	—	—	—
—calls sold	(3,000)	(1,600)	(3,000)	(2,200)
—puts sold	—	—	—	—
—calls purchased	5,700	1,600	6,800	2,400
Silver options—puts purchased	—	—	1,200	1,400
—puts sold	—	—	(1,300)	(400)
—calls purchased	—	—	700	—
Foreign currency contracts	—	(200)	—	(300)

		$500		$8,400

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

        The decision was appealed by Summa to the Supreme Court of Nevada and on April 26, 2000, the court reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order". The decision was made by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000. The Echo Bay defendants then filed a petition for review of the panel decision by the full Court. On April 3, 2001, the full court issued an order reversing the decision of the panel. The full court noted, however, that the trial court had failed to consider the testimony of one of Summa's trial witnesses and remanded the case to the trial court for a redetermination of the meaning of the contract. The other defenses and arguments put forth by the Echo Bay defendants, which the trial court originally elected not to consider, may now also be considered. The Echo Bay defendants disagree that the trial court failed to consider the testimony in question. The evidence was in fact considered and addressed in an alternate finding of that court. Accordingly, the Supreme Court is now being asked to review this one matter and reinstate the decision of the trial court. It is not known when the Supreme Court will rule on this request.

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

September 30, 2001
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

        The Company reduces the risk of future gold and silver price declines by hedging a portion of its production. The principal hedging tools used are fixed and floating forward sales contracts and options. These forward sales contracts obligate the Company to sell gold or silver at a specific price on a future date. Call options give the holder the right, but not the obligation to buy gold or silver on a specific future date at a specific price. These tools reduce the risk associated with gold and silver price declines, but also could limit the Company's participation in increases of gold and silver prices.

        The Company's hedge position as of September 30, 2001 is shown in note 10 to the interim consolidated financial statements. For the remainder of 2001, this position includes forward sales of approximately 15,000 ounces at a forward price of $302 per ounce. For the years 2002 through 2005, the Company has forward sales totaling 195,000 ounces of gold at a forward price of $302 per ounce. Call options purchased by the Company match these forward ounces and give the Company the ability to participate in gold price increases above the strike price of $360 per ounce. In addition, in 2005, the Company has sold call options for 105,000 ounces of gold at a strike price of $340 per ounce and purchased a corresponding amount of call options with a strike price of $395 per ounce. These forward sales contracts and call options represent approximately 10% of current reserves.

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

        On September 5, 2001, the Company announced that it had reached an agreement with significant holders of the capital securities to exchange their capital securities for common shares. The Company proposes to issue up to 361.5 million common shares in exchange for the outstanding principal and accrued interest of the capital securities. Holders representing 98% of the capital securities have agreed to the exchange and have entered into support and lockup agreements. The share issuance will be presented to shareholders for their consideration and approval will be recommended by the Board of Directors. If shareholders approve, and all other transaction conditions are satisfied, the exchange of capital securities for common shares is expected to be completed in the first quarter of 2002. The completion of the transaction would result in control of the Company no longer resting with current shareholders. Any gain or loss arising from the transaction will be recorded at the closing date.

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

        At September 30, 2001, the fair value of the Company's hedge portfolio was $0.5 million, which is within the predetermined margin limits of $12 million. Margin deposits could be required by certain counterparties if the fair value of the hedge portfolio were less than the predetermined margin threshold. At September 30, 2001, a change in the gold price of $10 per ounce would result in a change in fair value of the hedge position by $2.2 million assuming no changes in dollar interest rates, gold lease rates or other volatility factors underlying the Company's hedge position.

        For the full year 2001, the Company expects to incur $22 million in capital expenditures. A total of $18.7 million has been incurred in the first nine months of 2001, including $8.0 million for new 240-ton haul trucks and $2.1 million for leach pad expansion at Round Mountain; $1.1 million for mill tailings expansion and $1.5 million for K-2 development at Kettle River and $1.6 million for completion of the winze at Lupin. The Company will rely on its operating cash flow to fund the remainder of its planned 2001 capital expenditures. The Company continues to monitor its discretionary spending in view of the depressed gold price and the cost structure at the Company's operating mines.

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

        Cash operating costs were $217 per ounce of gold in the third quarter of 2001, versus $197 in the third quarter of 2000. The increase was primarily a result of lower grades and lower production at McCoy/Cove. Total production costs were $289 per ounce in the third quarter of 2001, versus $274 per ounce in the third quarter of 2000.

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

The term ounce as used in this Form 10-Q means "troy ounce".

Revenue

Statistics for gold and silver ounces sold and other revenue data are set out below.

	Three months ended September 30		Nine months ended September 30
Revenue Data
	2001	2000	2001	2000
Gold
Ounces sold	169,804	196,460	527,714	495,626
Average price realized/ounce—revenue basis	$298	$313	$302	$318
Average price realized/ounce—cash basis(1)	$279	$290	$280	$297
Average market price/ounce	$274	$277	$269	$282
Revenue (millions of U.S. $)	$50.6	$61.9	$159.4	$157.3
Percentage of total revenue	86%	81%	85%	74%
Silver
Ounces sold	1,790,375	2,893,295	5,708,519	10,267,977
Average price realized/ounce—revenue basis	$4.43	$5.13	$4.77	$5.34
Average price realized/ounce—cash basis(1)	$4.24	$5.06	$4.91	$5.27
Average market price/ounce	$4.29	$4.96	$4.42	$5.08
Revenue (millions of U.S. $)	$7.9	$14.5	$27.3	$55.2
Percentage of total revenue	14%	19%	15%	26%

Total revenue (millions of U.S. dollars)	$58.5	$76.4	$186.7	$212.5

(1)
Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis 2001 vs. 2000	Three months ended September 30	Nine months ended September 30
	(millions of U.S. dollars)
Lower gold prices	$(2.6)	$(8.5)
Lower silver prices	(1.3)	(3.2)
Change in volume	(14.0)	(14.1)

Decrease in revenue	$(17.9)	$(25.8)

Production Costs

Production cost data per ounce of gold is set out below.

	Three months ended September 30		Nine months ended September 30
Production Costs per Ounce of Gold Produced(1)
	2001	2000	2001	2000
Direct mining expense	$197	$195	$204	$192
Deferred stripping and mine development costs	19	2	13	(5)
Inventory movements and other	1	—	(1)	(2)

Cash operating costs	217	197	216	185
Royalties	11	8	10	8
Production taxes	1	1	1	2

Total cash costs	229	206	227	195
Depreciation	38	37	38	33
Amortization	14	19	14	20
Reclamation and mine closure	8	12	8	12

Total production costs	$289	$274	$287	$260

Expenses

        Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $217 per ounce of gold in the third quarter of 2001 and $197 in the third quarter of 2000. See "Operations Review."

	Three months ended September 30		Nine months ended September 30
Reconciliation of Cash Operating Costs per Ounce to Financial Statements
	2001	2000	2001	2000
	thousands of U.S. dollars, except per ounce amounts
Operating costs per financial statements	$42,173	$47,642	$133,317	$126,731
Change in finished goods inventory and other	1,543	(2,070)	(657)	(1,666)
Co-product cost of silver produced	(6,493)	(9,236)	(20,062)	(30,143)

Cash operating costs	$37,223	$36,336	$112,598	$94,922

Gold ounces produced	171,533	184,449	521,287	513,094

Cash operating costs per ounce(1)	$217	$197	$216	$185

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

OPERATIONS REVIEW

Operating data by mine is set out below.

	Three months ended September 30		Nine months ended September 30
Operating Data by Mine
	2001	2000	2001	2000
Gold production (ounces)
(a) Round Mountain (50%)	102,883	79,987	301,021	228,349
(b) McCoy/Cove	23,450	39,362	73,138	131,956
(c) Lupin	33,000	40,696	105,710	79,055
(d) Kettle River	12,200	24,404	41,418	73,734

Total gold	171,533	184,449	521,287	513,094

Silver production (ounces)
(b) McCoy/Cove	1,731,444	2,724,463	5,028,029	10,149,307

Total silver	1,731,444	2,724,463	5,028,029	10,149,307

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

	Three months ended September 30		Nine months ended September 30
Operating Data by Mine
	2001	2000	2001	2000
Cash operating costs (per ounce of gold)(1)
(a) Round Mountain	$191	$201	$190	$197
(b) McCoy/Cove	239	189	243	165
(c) Lupin	241	199	228	206
(d) Kettle River	278	206	265	211

Company average	$217	$197	$216	$185

(1)
The Company reports per ounce production costs in accordance with the Gold Institute Standard.

        Cash operating costs were $217 per ounce of gold in the third quarter of 2001, versus $197 in the third quarter of 2000. The increase was primarily a result of lower production at McCoy/Cove and Lupin and higher reagent and power costs at Round Mountain. The Company expects to achieve the planned cash operating costs of $225 per ounce of gold produced for the full year 2001.

(a)
Round Mountain, Nevada (50% owned)

	Three months ended September 30		Nine months ended September 30
OPERATING DATA
	2001	2000	2001	2000
Gold produced (ounces):
Heap leached—reusable pad (50%)	27,610	17,747	85,432	53,967
Heap leached—dedicated pad (50%)	50,425	49,686	149,230	123,173
Milled (50%)	24,607	12,257	66,118	48,977
Other (50%)	241	297	241	2,232

Total (50%)	102,883	79,987	301,021	228,349
Mining cost/ton of ore and waste	$0.77	$0.82	$0.83	$0.82
Heap leaching cost/ton of ore	$0.97	$0.77	$0.81	$0.65
Milling cost/ton of ore	$2.72	$2.81	$2.95	$2.83
Production cost per ounce of gold produced(1):
Direct mining expense	$156	$203	$165	$208
Deferred stripping cost	25	2	22	(6)
Inventory movements and other	10	(4)	3	(5)

Cash operating cost	191	201	190	197
Royalties	21	16	18	17
Production taxes	2	—	1	1

Total cash cost	214	217	209	215
Depreciation	35	44	37	45
Amortization	15	18	15	18
Reclamation and mine closure	9	9	9	9

Total production costs	$273	$288	$270	$287

Heap leached—reusable pad:
Ore processed (tons/day) (100%)	22,174	20,280	25,593	25,283
Total ore processed (000 tons) (100%)	2,018	1,845	6,987	6,902
Grade (ounce/ton)	0.032	0.030	0.034	0.028
Recovery rate (%)	79.8	58.7	78.1	59.1
Heap leached—dedicated pad:
Ore processed (tons/day) (100%)	97,022	136,275	124,220	142,249
Total ore processed (000 tons) (100%)	8,829	12,401	33,912	38,834
Grade (ounce/ton)	0.011	0.012	0.011	0.011
Recovery rate(2)
Milled:
Ore processed (tons/day) (100%)	11,226	9,359	10,401	8,668
Total ore processed (000 tons) (100%)	1,022	852	2,840	2,366
Grade (ounce/ton)	0.036	0.045	0.054	0.047
Recovery rate (%)	82.8	82.8	83.7	83.5

(1)
The Company reports per ounce production costs in accordance with the Gold Institute Standard.

(2)
Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

        The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The mine continues to have an excellent year. The Company's share of mine production was 102,883 ounces for the third quarter of 2001 compared with 79,987 ounces in the third quarter of 2000. The increase in production is attributable to an increase in mill tonnage, reduction of in-process inventory and the dual processing of high grade oxide material. Dual processing means the material is first leached on the reusable pad and then processed through the mill allowing coarse gold to be recovered and increasing the ultimate recovery. Cash operating costs per ounce for the quarter were $191, compared with $201 in the third quarter of 2000. Revenues from higher production offset increased reagent and power costs resulting in the lower cash cost per ounce.

(b)
McCoy/Cove, Nevada (100% owned)

	Three months ended September 30		Nine months ended September 30
OPERATING DATA
	2001	2000	2001	2000
Gold produced (ounces):
Milled	16,780	28,937	54,504	90,640
Heap leached	6,670	10,425	18,634	41,316

Total gold	23,450	39,362	73,138	131,956
Silver produced (ounces):
Milled	1,654,811	2,505,429	4,786,267	9,350,219
Heap leached	76,633	219,034	241,762	799,088

Total silver	1,731,444	2,724,463	5,028,029	10,149,307
Mining cost/ton of ore and waste	n/a	$0.79	n/a	$0.74
Milling cost/ton of ore	$7.83	$5.90	$7.13	$6.47
Heap leaching cost/ton of ore	n/a	n/a	n/a	$2.12
Production cost per ounce of gold produced(1):
Direct mining expense	$223	$173	$241	$164
Deferred stripping cost	27	11	7	1
Inventory movements and other	(11)	5	(5)	—

Cash operating cost	239	189	243	165
Royalties	1	3	1	3
Production taxes	—	1	—	4

Total cash cost	240	193	244	172
Depreciation	49	28	47	24
Amortization	9	28	8	28
Reclamation and mine closure	—	11	—	11

Total production costs	$298	$260	$299	$235

Average gold-to-silver price ratio(2)	63.8:1	55.7:1	60.9:1	55.5:1
Milled:
Ore processed (tons/day)	9,612	11,594	10,886	11,369
Total ore processed (000 tons)	875	1,055	2,972	3,104
Gold grade (ounce/ton)	0.051	0.050	0.045	0.055
Silver grade (ounce/ton)	2.44	3.16	2.57	4.00
Gold recovery rate (%)	47.3	46.8	45.9	51.8
Silver recovery rate (%)	56.4	68.8	63.0	71.5
Heap leached:
Ore processed (tons/day)	n/a	n/a	n/a	6,628
Total ore processed (000 tons)	n/a	n/a	n/a	1,809
Gold grade (ounce/ton)	n/a	n/a	n/a	0.024
Silver grade (ounce/ton)	n/a	n/a	n/a	0.96
Recovery rates(3)

(1)
The Company reports per ounce production costs in accordance with the Gold Institute Standard.

(2)
To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.

(3)
Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the McCoy/Cove mine, based on metallurgical testing completed in 1987-1989 as well as results of completion of one of the three leach pads, the gold recovery rate is estimated at 68% for crushed ore and 48% for uncrushed, run-of-mine ore, while the silver recovery rate is estimated at 35% for crushed ore and 10% for uncrushed, run-of-mine ore.

        At McCoy/Cove in Nevada, gold production was 23,450 ounces for the third quarter compared with 39,362 ounces in the third quarter of 2000. Silver production amounted to 1.7 million ounces in the third quarter compared with 2.7 million ounces in the third quarter of 2000. The lower production level reflects the processing of low grade stockpiles as open pit mining was completed in 2000. Processing of the low grade stockpiles will be completed by first quarter of 2002. With the lower production, cash operating costs for the quarter were $239 per ounce, compared to $189 per ounce in third quarter of 2000.

        Reclamation activities continued during the quarter with contouring of rock stockpiles, infiltration basins, and leach pads. Work is on track to have significant acreage available for the fall/winter planting season and earthwork activities will proceed through the winter. Remaining reclamation and closure costs are estimated to be $19 million, of which $2 will be spent in 2001 and an estimated $8 million will be spent in 2002 with a further $4 million in 2003, $3 million in 2004 and the remainder spent thereafter.

(c)
Lupin, Nunavut, Canada (100% owned)

		Three months ended September 30				Nine months ended September 30
OPERATING DATA
		2001		2000		2001		2000
Gold produced (ounces)		33,000		40,696		105,710		79,055
Mining cost/ton of ore	C	$43.77	C	$43.18	C	$45.56	C	$40.87
Milling cost/ton of ore	C	$12.83	C	$13.18	C	$13.58	C	$13.84
Production cost per ounce of gold produced(1):
Canadian dollars:
Direct mining expense	C	$422	C	$325	C	$399	C	$333
Deferred mine development cost	C	$(19)	C	$(7)	C	$(16)	C	$(6)
Inventory movements and other	C	$1	C	$—	C	$1	C	$—

Cash operating cost	C	$404	C	$318	C	$384	C	$327
U.S. dollars
Cash operating costs	US	$241	US	$199	US	$228	US	$206
Royalties		—		—		—		—
Production taxes		—		—		—		—

Total cash cost		241		199		228		206
Depreciation		33		26		30		27
Amortization		7		9		7		9
Reclamation and mine closure		14		17		14		17

Total production costs	US	$295	US	$251	US	$279	US	$259

Milled:
Ore processed (tons/day)		1,884		1,785		1,850		1,859
Total ore processed (000 tons)		171		162		505		338
Grade (ounce/ton)		0.205		0.267		0.224		0.250
Recovery rate (%)		93.7		93.8		93.3		93.4

(1)
The Company reports per ounce production costs in accordance with the Gold Institute Standard.

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

(d)
Kettle River, Washington (100% owned)

	Three months ended September 30		Nine months ended September 30
OPERATING DATA
	2001	2000	2001	2000
Gold produced (ounces)	12,200	24,404	41,418	73,734
Mining cost/ton of ore	$23.63	$19.46	$23.59	$20.49
Milling cost/ton of ore	$12.93	$11.35	$11.47	$11.45
Production cost per ounce of gold produced(1):
Direct mining expense	$225	$214	$208	$230
Deferred mine development cost	—	—	—	—
Inventory movements and other	53	(8)	57	(19)

Cash operating cost	278	206	265	211
Royalties	7	12	11	13
Production taxes	1	1	1	1

Total cash cost	286	219	277	225
Depreciation	10	10	8	10
Amortization	40	8	40	8
Reclamation and mine closure	15	15	15	15

Total production costs	$351	$252	$340	$258

Milled:
Ore processed (tons/day)	856	1,575	1,020	1,487
Total ore processed (000 tons)	78	143	278	406
Grade (ounce/ton)	0.188	0.205	0.179	0.215
Recovery rate (%)	83.5	83.1	82.9	84.4

(1)
The Company reports per ounce production costs in accordance with the Gold Institute Standard.

        Production for the third quarter was 12,200 ounces, down from 24,404 ounces in the third quarter of 2000. Mining at the Lamefoot deposit was completed in the fourth quarter of 2000 meaning that production in 2001 has been solely from existing stockpiles and the K-2 mine and, as anticipated, was lower than 2000 production. Production from the Lamefoot stockpile was 25,000 tons, representing 32% of the millfeed for the third quarter of 2001. Cash operating costs per ounce were $278 in the third quarter of 2001 compared to $206 per ounce in the third quarter of 2000, reflecting the lower production.

        Underground exploration and development of an extension to the K-2 mine is currently underway. The anticipated reserves resulting from this mine development will be processed through mid-2003 and do not consider any further extensions of the K-2 mine or development of other properties in close proximity to the Kettle River mill that may occur in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information about market risks for the three months ended September 30, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K/A for 2000.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Summa

See note 11 to the interim consolidated financial statements.

Other

The Company is also engaged in routine litigation incidental to its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K	Filed on September 12, 2001, related to the proposed conversion of capital securities into common shares.
Filed on September 20, 2001, related to the deferral of the October 2001 interest payment on the capital securities.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO BAY MINES LTD. (Registrant)
February 13, 2002 Date
/s/ DAVID A. OTTEWELL David A. Ottewell Controller and Principal Accounting Officer