Form 10-K405
period 2001-12-31
ECHO BAY MINES LTD
filed 2002-04-01
CIK 722080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number     1-8542

ECHO BAY MINES LTD.

(Exact name of registrant as specified in its charter)

Incorporated under the laws of Canada	None
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1210, 10180-101 Street Edmonton, Alberta	T5J 3S4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (780) 496-9002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	American Stock Exchange

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

Yes   ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of the voting securities held by non-affiliates of the registrant at March 28, 2002	U.S.$129,358,573
Number of common shares outstanding as of March 28, 2002	140,607,145

TABLE OF CONTENTS

PART I
ITEMS 1 AND 2-BUSINESS AND PROPERTIES
INTRODUCTION
Property and Office Locations
Material Subsidiaries
OPERATIONS SUMMARY
Gold and Silver Production
Revenue
Production Costs
RESERVES
Change in Proven and Probable Mineral Reserves
MEASURED AND INDICATED RESOURCES
INFERRED RESOURCES
ROUND MOUNTAIN
Geology and Mineral Reserves
Mining and Processing
LUPIN
Geology and Mineral Reserves
Mining and Processing
Supplies, Utilities and Transportation
Water Supply and Waste Disposal
MCCOY/COVE
Geology and Mineral Reserves
Mining and Processing
KETTLE RIVER
Geology and Mineral Reserves
Mining and Processing
AQUARIUS DEVELOPMENT PROJECT
EXPLORATION
SUNNYSIDE
OTHER
Precious Metal Sales and Hedging Activities
Credit Facilities
Governmental and Environmental Regulation
Employees
Executive Officers of the Registrant
Mining Risks and Insurance
Supplies, Utilities and Transportation
Waste Disposal
Royalties
Lease Commitments
History of the Company
RISK FACTORS
GOLD PRICES
SILVER PRICES
EXCHANGE RATES

ITEM 3-LEGAL PROCEEDINGS
SUMMA
OTHER

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5-MARKET FOR THE REGISTRANT’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS
MARKET INFORMATION
DIVIDENDS
CERTAIN TAX MATTERS
United States Federal Income Tax Considerations
Canadian Federal Income Tax Considerations

ITEM 6-SELECTED FINANCIAL DATA

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY
RESULTS OF OPERATIONS
Revenue
Operating Costs
Royalties
Depreciation and Amortization
Reclamation and Mine Closure
General and Administrative
Exploration and Development
Provision for Impaired Assets
Loss (Gain) on Sale of Interests in Mining and Other Properties
LIQUIDITY AND CAPITAL RESOURCES
COMMITMENTS AND CONTINGENCIES
Hedging Activities
Other
CRITICAL ACCOUNTING POLICIES
Property evaluations
Reclamation and mine closure costs

ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

QUARTERLY FINANCIAL HIGHLIGHTS

CAUTIONARY “SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward-looking statements include statements regarding:

•                  targets for:

        •         gold and silver production;

        •         cash operating costs and certain significant expenses;

        •         percentage increases and decreases in production from the Company's principal mines;

•                  schedules for completion of detailed feasibility studies and initial feasibility studies;

•                  potential changes in reserves and production;

•                  the timing and scope of future drilling and other exploration activities;

•                  expectations regarding receipt of permits and commencement of mining or production;

•                  anticipated grades and recovery rates;

•                  ability to secure financing;

•                  potential acquisitions or increases in property interests; and

•                  divestitures or decreases in property interests.

Factors that could cause actual results to differ materially include, among others:

•                  fluctuations in gold and silver prices;

•                  fluctuations in grades and recovery rates;

•                  geological, metallurgical, processing, access, transportation or other problems;

•                  results of exploration activities or feasibility studies;

•                  changes in project parameters as plans continue to be refined;

•                  political, economic and operational risks;

•                  availability of materials and equipment;

•                  regulatory risks, including reclamation security requirements and the timing for the receipt of governmental permits;

•                  force majeure events;

•                  the failure of plant, equipment or processes to operate in accordance with specifications or expectations;

•                  accidents;

•                  labor relations;

•                  delays in start-up dates for projects;

•                  environmental costs and risks; and

•                  other factors described herein or in the Company’s filings with the U.S. Securities and Exchange Commission.

Many of these factors are beyond the Company’s ability to predict or control.  Readers are cautioned not to put undue reliance on forward-looking statements.  See “Risk Factors” for items that could affect forward-looking statements.

PART I

ITEMS 1 AND 2-BUSINESS AND PROPERTIES

INTRODUCTION

In this report, the “Company” refers to Echo Bay Mines Ltd. and its subsidiaries unless the context specifies otherwise.  The Company’s financial statements are presented in accordance with generally accepted accounting principles in Canada.  In this report, all dollar amounts are expressed in U.S. dollars unless specified otherwise.

The Company mines, processes and explores for gold.  The Company also produces silver at its McCoy/Cove mine in Nevada. The Company has four operating mines: Round Mountain and McCoy/Cove in Nevada, U.S.A.; Kettle River in Washington, U.S.A.; and Lupin in Nunavut Territory, Canada.  All of the Company’s mines are 100% owned except for Round Mountain, which is 50% owned.

The Company’s operations in 2001 were, and will continue to be, materially affected by the price of gold, which averaged $271 per ounce in 2001 and $279 in 2000 and 1999.  At December 31, 2001 the gold price was $277 per ounce. Throughout this report, the terms “ounce” and “milliounce” are used as abbreviations for the troy ounce measure of weight. One troy ounce is equal to 31.103 grams and one milliounce represents 0.001 ounce.

In 2001, the Company produced a total of 657,784 ounces of gold and 6,451,425 ounces of silver at an average cash operating cost of $223 per ounce. The Company reports per ounce production cost data in accordance with The Gold Institute Production Cost Standard (the “Standard”). The Gold Institute is an association of suppliers of gold and gold products and includes leading North American gold producers. Adoption of the Standard is voluntary, and the data presented may not be comparable to data presented by other gold producers. Production costs per ounce are derived from amounts included in the audited Statements of Operations and include mine site operating costs such as mining, processing, administration, transportation, royalties, production taxes, depreciation, amortization and reclamation costs, but exclude financing, capital, development and exploration costs. These costs are then divided by gold ounces produced to arrive at the total production costs per ounce. The measures are furnished to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Throughout this report, all references to per ounce production cost data, or cash operating costs, will be in accordance with the standard.

In 2001, the Company reported a net loss of $5.7 million on revenues of $238 million.  At December 31, 2001, the Company had 3.8 million ounces of gold reserves and 1.1 million ounces of silver reserves.

On February 13, 2002, the Company entered into an agreement with Newmont Mining Corporation providing for the sale of the McCoy/Cove mine and facilities in exchange for $6.0 million and the assumption of all reclamation obligations at McCoy/Cove. The agreement is subject to the completion of due diligence by Newmont on or before July 31, 2002.

On March 28, 2002 the Company’s common shareholders authorized the issuance of up to an aggregate of 361,561,230 common shares in exchange for the capital securities (note 7). The exchange is anticipated to be completed on or before April 15, 2002.

For 2002, the Company expects to produce 535,000 ounces of gold and 1.3 million ounces of silver at an average cash operating cost of $225 per ounce of gold.  The expected decline in production will result from the completion of milling at McCoy/Cove.  For a general identification of risk factors involved in the Company’s business, see “Cautionary ‘Safe Harbor’ Statement under the United States Private Litigation Reform Act of 1995” and “Risk Factors.”

Property and Office Locations

Properties:	Offices:
A. Round Mountain (Nevada)	1. Edmonton (Alberta)
B. McCoy/Cove (Nevada)	2. Englewood (Colorado)
C. Kettle River (Washington)	3. Reno (Nevada)
D. Lupin (Nunavut)
E. Aquarius (Ontario)

Material Subsidiaries

(all 100% owned)

Echo Bay Inc. (Delaware)

                        Echo Bay Finance Corporation (Delaware)

Echo Bay Exploration Inc. (Delaware)

        Round Mountain Gold Corporation (Delaware)

        Echo Bay Minerals Company (Delaware)

        Sunnyside Gold Corporation (Delaware)

        Echo Bay Management Corporation (Delaware)

        Echo Bay Resources Inc. (Delaware)

Corp. Air Inc. (Alberta)

A total of 24 subsidiaries were omitted because they are not considered significant individually or in the aggregate.

OPERATIONS SUMMARY

Gold and Silver Production
Gold Production (ounces)	2001	2000	1999
Round Mountain (50%)	373,475	320,064	270,904
Lupin	139,327	117,729	—
McCoy/Cove	94,633	162,784	124,536
Kettle River	50,349	94,086	104,396
Total gold	657,784	694,663	499,836
Percentage increase (decrease) from prior year	(5.3)%	39.0%	(6.8)%

Silver Production (ounces)	2001	2000	1999
Total silver-all from McCoy/Cove	6,451,425	12,328,297	8,430,072
Percentage increase (decrease) from prior year	(47.7)%	46.2%	(10.4)%

Revenue

Revenue Data

Year ended December 31	2001	2000	1999
Gold
Ounces sold	667,015	676,439	486,592
Average price realized per ounce — revenue basis	$305	$319	$325
Average price realized per ounce — cash basis(1)	$281	$294	$335
Average market price per ounce	$271	$279	$279
Revenue (millions of U.S. dollars)	$203.6	$215.8	$158.2
Percentage of total revenue	86%	77%	75%

Silver
Ounces sold	7,241,147	12,347,779	9,173,012
Average price realized per ounce - revenue basis	$4.70	$5.28	$5.69
Average price realized per ounce - cash basis(1)	$4.77	$5.21	$5.22
Average market price per ounce	$4.39	$5.00	$5.25
Revenue (millions of U.S. dollars)	$34.1	$65.2	$52.2
Percentage of total revenue	14%	23%	25%
Total revenue (millions of U.S. dollars)	$237.7	$281.0	$210.4

(1) Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales volume and prices were:

Revenue Variances

Year ended December 31	2001	2000	1999
thousands of U.S. dollars
Increase (decrease) in volume	$(29,968)	$79,770	$(16,438)
Lower gold prices	(9,154)	(4,084)	(3,649)
Higher (lower) silver prices	(4,170)	(5,061)	(1,743)
Increase/(decrease) in total revenue from the previous year	$(43,292)	$70,625	$(21,830)

The decrease in gold revenue from 2000 to 2001 was primarily due to lower gold prices realized.  The decrease in silver revenues from 2000 to 2001 was due to lower grades and decreased production at McCoy/Cove. The increase in gold revenue from 1999 to 2000 was primarily due to the re-commissioning of Lupin operations; increased mill grades and recoveries at McCoy/Cove and higher leach pad tons at Round Mountain.  The increase in silver revenues from 1999 to 2000 was due to higher grades and increased production at McCoy/Cove.

Production Costs

Production Costs per Ounce of Gold Produced	2001	2000	1999
Direct mining expense	$214	$192	$237
Deferred stripping and mine development costs	11	3	(23)
Inventory movements and other	(2)	(2)	1
Cash operating costs	223	193	215
Royalties	10	9	11
Production taxes	—	2	—
Total cash costs	233	204	226
Depreciation	41	35	58
Amortization	14	20	20
Reclamation and mine closure	8	12	11
Total production costs	$296	$271	$315
Percentage increase (decrease) from prior year	9.2%	(14.0)%	(0.6)%

Cash Operating Costs per Ounce of Gold Produced	2001	2000	1999
Round Mountain	$190	$195	$200
Lupin	246	213	—
McCoy/Cove	252	179	221
Kettle River	288	218	238
Company consolidated weighted average	$223	$193	$215
Percentage increase (decrease) from prior year	15.5%	(10.2)%	3.4%

In 2001, the average cash operating cost per ounce was $223 compared with $193 in 2000 and $215 in 1999.  Cash operating costs per ounce were higher in 2001 compared to 2000, reflecting lower production at McCoy/Cove and Kettle River. Cash operating costs per ounce were lower in 2000 compared to 1999, reflecting increased grades and higher production at McCoy/Cove. The Company’s consolidated cash operating cost target is $225 per ounce of gold produced in 2002.

Operating costs include mining and processing costs for gold and silver sold during the year. The most significant of these costs are labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance.  The cost of transporting personnel and freight to the Lupin mine is also a significant cost for that operation.

The reconciliation of cash operating costs per ounce to the financial statements for the last three years is provided below.

Reconciliation of Cash Operating

Costs per Ounce to Financial Statement

	2001	2000	1999
thousands of U.S. dollars, except per ounce amounts
Operating costs per financial statements	$175,341	$173,435	$139,816
Change in finished goods inventory and other	(2,334)	208	2,381
Co-product cost of silver produced	(26,322)	(39,574)	(34,732)
Cash operating costs	$146,685	$134,069	$107,465
Gold ounces produced	657,784	694,663	499,836
Cash operating costs per ounce	$223	$193	$215

RESERVES

The data referred to herein, in respect of mineral reserves and mineral resources, have been verified by Ralph Bullis, Director of Exploration.  Mr. Bullis, a full-time employee of the Company, is a “qualified person” within the meaning of applicable Canadian securities regulatory standards.  He has verified the data disclosed herein, including any relevant sampling, analytical and test data. Reserves reported for development properties are reviewed by independent third parties in conjunction with feasibility studies. The following table presents mineral reserves by property.  A description of each mine follows the “Mineral Reserves” and “Mineral Resources” sections.  See “Risk Factors” for a discussion of items that could affect the Company’s reserve estimates.

An “Ore Reserve” or “Mineral Reserve” is the economically mineable part of a measured or indicated resource demonstrated by at least a preliminary feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting that economic extraction can be justified.  An ore reserve or mineral reserve gives effect to diluting materials and allowances for losses that may occur when the material is mined but does not reflect any subsequent losses in leaching or milling.  Mineral reserves are further divided into proven and probable mineral reserves.

A “Proven Mineral Reserve” comprises the economically mineable part of a measured mineral resource where there is the highest degree of confidence in the estimate.  It is restricted to that part of the deposit where production planning is taking place and for which any variation in the estimate would not significantly affect potential economic viability.

A “Probable Mineral Reserve” is the economically mineable part of an indicated, and in some cases a measured mineral resource where there is a lesser degree of confidence in the estimate.  The underlying preliminary feasibility study must address whether economic extraction can be justified.

Mineral Reserves(1)

(proven and probable at December 31)

	2001			2000	1999
	Tons	Average grade(2)	Contained ounces	Contained ounces	Contained ounces
(thousands, except average grades)
Gold
Mines:
Round Mountain(3)	118,490	0.019	2,244	2,609	2,938
Lupin	1,367	0.256	350	434	518
McCoy/Cove	430	0.031	13	161	514
Kettle River	129	0.194	25	70	162
			2,632	3,274	4,132
Development properties:
Aquarius	17,527	0.068	1,189	1,189	1,164
Total gold			3,821	4,463	5,296

Silver
McCoy/Cove	430	2.624	1,128	10,899	28,243
Total silver			1,128	10,899	28,243

(1)          Drill spacing used to determine reserves varies by ore type and are as follows by property: Round Mountain - 50 to 100 feet for proven reserves, 100 to 200 feet for probable reserves; McCoy/Cove - 40 to 100 feet for proven reserves, 110 to 230 feet for probable reserves; Lupin - 15 feet laterally and 65 feet vertically for proven reserves, 75 feet for probable reserves; Kettle River - 75 feet for proven and probable reserves; Aquarius - 82 feet for proven and probable reserves.

(2)          Ounces per ton.

(3)          The Company’s 50% share of tons and contained ounces.

The Company reports extractable (minable) mineral reserves.  Reserves do not reflect recovery losses in the milling or heap leaching processes, but do include allowance for dilution of ore in the mining process.

Mineral reserves were estimated based on a gold price of $300 per ounce at December 31, 2001 ($300 per ounce at December 31, 2000 and $325 per ounce at December 31, 1999) and a silver price of $4.25 per ounce at December 31, 2001 ($5.00 per ounce at December 31, 2000 and $5.50 per ounce at December 31, 1999.)  The market price for gold has for more than four years traded, on average, below the level used in estimating reserves at December 31, 2001.  If the market price for gold were to continue at such levels and the Company determined that its reserves should be estimated at a significantly lower gold price than that used at December 31, 2001, there would be a reduction in the amount of gold reserves. The Company estimates that if reserves at December 31, 2001 were based on $275 per ounce of gold, reserves would decrease by approximately 13% at Round Mountain, 5% at Kettle River and 2% at the Aquarius development property.  There would be no impact on reserves at Lupin and McCoy/Cove.  The estimates are based on extrapolation of information developed in the reserve calculation, but without the same degree of analysis required for reserve estimation.  Should any significant reductions in reserves occur, material write-downs of the Company’s investment in mining properties and/or increased amortization, reclamation and closure charges may be required.

Change in Proven and Probable Mineral Reserves

The reconciliation of the change in proven and probable reserves from December 31, 2000 to December 31, 2001 is as follows.

	Gold	Silver
	(millions of ounces)
Proven and probable reserves at December 31, 2000	4.5	10.9
Production(1)	(0.8)	(9.8)
Extensions, discoveries and adjustments
Round Mountain	0.1	—
Proven and probable reserves at December 31, 2001	3.8	1.1

(1)          Production represents previously modeled, in-situ ounces mined during 2001; this amount does not reflect recovery losses from heap leaching and milling

For further information on mineral reserves for specific mines, see the mines’ descriptions in “Business and Properties.”

MEASURED AND INDICATED RESOURCES

The term “Mineral Resource” covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling.  Within this mineralization mineral reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic and governmental factors.  To qualify as a mineral resource the material must have reasonable prospects for economic extraction, having regard to relevant technical and economic factors.  Mineral resources are sub-divided, in decreasing order of geological confidence, into measured, indicated and inferred categories.

A “Measured Mineral Resource” is one for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

An “Indicated Mineral Resource” is one where the nature, quality, quantity and distribution of data are such as to allow confident interpretation of the geological framework and reasonably to assume continuity of mineralization.  The indicated mineral resource estimate is intended to be of sufficient quality to support a preliminary feasibility study which can serve as the basis for development and production planning decisions.

Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Resources

This section uses the terms “measured” and “indicated” resources. We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.  U.S. investors are cautioned not to assume that all or any part of mineral deposits in these categories will ever be converted into reserves.

The following table presents measured and indicated resources by property. Measured and indicated resources for producing mines and development properties are generally estimated by the Company.

Measured and Indicated Resources(1)(2)

(at December 31)

	2001		2000		1999
	Tons	Average grade(3)	Tons	Average grade(3)	Tons	Average grade(3)
(thousands, except average grades)
Gold
Round Mountain (50%)	3,914	0.024	9,353	0.022	15,682	0.020
Lupin	3	0.215	76	0.263	69	0.275
Kettle River	94	0.191	418	0.189	17	0.235
McCoy/Cove	—	—	—	—	100	0.350

Silver
McCoy/Cove	—	—	—	—	100	2.000

(1)          Measured and indicated resources have not been included in the proven and probable ore reserve estimates because even though enough drilling, trenching, and/or underground work indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially minable ore bodies until further drilling, metallurgical work, and other economic and technical feasibility factors based upon such work are resolved

(2)          Quantities of measured and indicated resources are roughly equivalent to the commonly used term “mineralized materials.”

(3)          Ounces per ton.

INFERRED RESOURCES

An “Inferred Mineral Resource” is the part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity.  The information is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.  Due to the uncertainty which may attach to inferred mineral resources, it cannot be assumed that all or any part of an inferred mineral resource will be upgraded to an indicated or measured mineral resource as a result of continued exploration.

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources

This section uses the term “inferred resources.”  We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. “Inferred Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred resource will ever be upgraded to a higher category.  Under Canadian rules estimates of inferred resources may not form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that all or any part of an inferred resource exists, or is economically or legally minable.

The following table presents inferred resources by property.  Inferred resources for producing mines and development properties are generally estimated by the Company.

Inferred Resources(1)

(at December 31)

	2001		2000		1999
	Tons	Average grade(2)	Tons	Average grade(2)	Tons	Average grade(2)
(thousands, except average grades)
Gold
Mines:
Round Mountain (50%)	29,999	0.014	45,267	0.014	47,440	0.015
Lupin	369	0.314	611	0.326	739	0.337
Kettle River	11	0.182	96	0.177	—	—

Development properties(3):
Aquarius	724	0.066	724	0.066	575	0.078
Ulu	1,279	0.326	1,279	0.326	1,509	0.374

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

(2)          Ounces per ton.

(3)         The Company’s construction and production decisions at its development properties depend on the issuance of appropriate permits and the ability of the Company to obtain required financing.  See “Aquarius Development Project.”

ROUND MOUNTAIN

The Company owns an undivided 50% interest in and operates the Round Mountain gold mine.  Homestake Mining Company owns the remaining undivided 50% interest in the joint venture common operation.  The Round Mountain gold mine is an open-pit mining operation located 60 miles north of Tonopah in Nye County, Nevada.  The property position consists of contiguous patented and unpatented mining claims covering approximately 27,500 acres, while the active project boundary encompasses 7,263 acres.  The Company has received patents to convert minable land to patented status.  Patented claims cover all of the current reserves in the ultimate pit.

The following table sets forth operating data for the Round Mountain operation from 1997 through 2001.  The Company’s share of production is 50% of the ounces shown and the Company is obligated to pay 50% of all operating, capital and other related costs.

	2001		2000	1999	1998	1997
Gold produced (ounces) (100%):
Heap leached–reusable pad	219,704		141,176	140,988	182,378	268,518
Heap leached–dedicated pad	369,750		352,132	215,825	221,396	195,558
Milled	156,854		139,870	157,901	97,686	6,410
Other(1)	642		6,950	27,094	9,044	7,194
Total	746,950		640,128	541,808	510,504	477,680
Mining cost/ton of ore and waste	$0.83		$0.83	$0.73	$0.66	$0.65
Heap leaching cost/ton of ore	$0.82		$0.68	$0.68	$0.74	$0.61
Milling cost/ton of ore	$3.07		$2.80	$2.92	$3.36	$4.38
Production cost/ounce of gold produced
Direct mining expense	$178		$200	$221	$209	$208
Deferred stripping cost	14		(1)	(19)	(7)	2
Inventory movements and other	(2)		(4)	(2)	(4)	(3)
Cash operating cost	190		195	200	198	207
Royalties paid	18		17	19	20	22
Production taxes	2		1	—	3	4
Total cash cost	210		213	219	221	233
Depreciation	40		43	48	46	39
Amortization	15		18	18	18	18
Reclamation and mine closure	9		9	9	7	7
Total production costs	$274		$283	$294	$292	$297
Capital expenditures (millions)(2)	$15.0		$4.6	$7.7	$12.6	$30.7
Deferred (applied) mining expenditures (millions)(2)	$(5.3)		$0.4	$5.1	$1.7	$(0.4)
Heap leached—reusable pad:
Ore processed (tons/day)	23,601		24,335	15,602	18,953	26,608
Total ore processed (000 tons)	8,520		8,785	5,741	6,842	9,552
Grade (ounce/ton)	0.035		0.028	0.034	0.036	0.036
Recovery rate (%)	77.4		61.6	73.4	70.6	74.9
Heap leached—dedicated pad:
Ore processed (tons/day) (100%)	128,637		141,047	120,020	101,892	107,716
Total ore processed (000 tons) (100%)	46,438		50,918	44,167	36,783	38,670
Grade (ounce/ton)	0.011		0.011	0.011	0.010	0.010
Recovery rate (%)		(3)	(3)	(3)	(3)		(3)
Milled:(4)
Ore processed (tons/day) (100%)	10,171		9,304	8,083	7,993	n.m.
Total ore processed (000 tons) (100%)	3,702		3,387	2,999	2,885	274
Gold grade (ounce/ton)	0.050		0.045	0.067	0.045	0.041
Gold recovery rate (%)	83.7		83.1	87.0	77.9	60.0

(1)                      A high-grade occurrence was discovered in April 1992. A small gravity plant was constructed to recover these ounces.

(2)                      The Company’s 50% share.

(3)                      For dedicated leach pads, a gold recovery rate cannot be calculated until leaching is complete. Based on metallurgical test work completed during 1994 and 1995, the eventual recovery rate is estimated to be approximately 50%.

(4)                      Construction of a mill to treat higher-grade non-oxidized ore was completed in the fourth quarter of 1997.

n.m                 Not meaningful.

Geology and Mineral Reserves

Gold mineralization at Round Mountain primarily occurs as electrum, a natural gold/silver alloy, in association with quartz, adularia and pyrite.  The oblong open-pit mine is over a mile at its longest dimension and currently more than 1,200 feet from the highest working level to the bottom of the pit. Round Mountain mineral reserves(1)(2)  at December 31, 2001 were as follows.

	Tonnage (000’s short tons)	Average grade of gold (ounces per ton)	Gold content(3) 000’s ounces)
Round Mountain pit	141,057	0.022	3,132
Offloads and heap leach stockpiles(4)	89,368	0.010	931
Mill stockpiles	6,554	0.065	425
Total Proven and Probable-2001	236,979	0.019	4,488

Proven	175,967	0.018	3,173
Probable	61,012	0.022	1,315
Total Proven and Probable-2001	236,979	0.019	4,488

Total Proven and Probable-2000	273,206	0.019	5,218

(1)          The Company’s share is 50% of the reserves presented.

(2)          See “Reserves” for a discussion of the estimation of proven and probable mineral reserves.

(3)          Reserves include allowances for dilution in mining but do not reflect losses in the leaching process.  The average leach recovery rate for the reusable pad in 2001 was 77.4%.  The eventual average recovery rate for the dedicated pad is estimated to be approximately 50%.  The mill recovery rate was 83.7% in 2001.

(4)          The offloads consist of approximately 42 million tons of previously crushed, leached and rinsed ore. The heap leach stockpiles consist of approximately 47 million tons of previously unprocessed ore. Sampling and metallurgical testing conducted in 1994 and 1995 confirmed that this material could be profitably processed on the dedicated leach pads.

The cut-off grades are 0.006 ounce of gold per ton for oxides and 0.010 ounce per ton for non-oxides.  The prospective waste to ore ratio of pit ore is 0.68:1.

Mining and Processing

The Round Mountain operation uses conventional open-pit mining methods and recovers gold using four independent processing operations.  These include crushed ore leaching (reusable pad), run-of-mine ore leaching (dedicated pad), milling and the gravity concentration circuit.  Most of the ore is heap leached, with higher grade oxidized ores crushed and placed on the reusable pad.  Lower grade ore, ore removed from the reusable leach pad and stockpiled ore that was previously leached are placed on the dedicated pad.

The reusable pad processed 23,601 tons of ore per day in 2001, compared to 24,335 tons per day in 2000.  Reusable pad volume varies with ore release, which is determined by the phases of the pit being mined.  Reusable pad production increased in 2001 to 219,704 ounces from 141,176 ounces in 2000 due to the processing of higher grade ores and higher recoveries.

The dedicated pad processed 128,637 tons of ore per day in 2001, compared to 141,047 tons per day in 2000.  Production in 2001 from the dedicated pad was 369,750 ounces, compared to 352,132 ounces in 2000, due to higher recoveries.

The mill processed 10,171 tons per day in 2001 producing 156,854 ounces, compared to 9,304 tons per day in 2000 producing 139,870 ounces.  The mill facility achieved a recovery rate of 83.7% from both higher-grade oxide and non-oxidized ores during 2001 by employing gravity concentration, fine grinding and cyanide leaching.

Round Mountain mine production is subject to a net smelter return royalty ranging from 3.53% at gold prices of $320 per ounce or less to 6.35% at gold prices of $440 per ounce or more.  Its production is also subject to a gross revenue royalty of 3.0%, reduced to 1.5% after $75.0 million has been paid.

Ore and waste rock were mined at a rate of approximately 194,579 tons per day in 2001 compared to 193,837 tons per day in 2000.

In 2001, Round Mountain purchased a new fleet of eight 240-ton haul trucks at a total cost of $18.0 million (the Company’s share, $9.0 million).  In 2002, Round Mountain plans to purchase four additional 240-ton haul trucks at a total cost of approximately $9.0 million (the Company’s share, $4.5 million).

Mining at Round Mountain is expected to be complete during 2006 (assuming no additions to reserves), with completion of stockpile processing in 2008.  The joint venture partners continue to support an aggressive exploration program in the vicinity of the mine in order to add reserves and extend the mine life.  In 2001, the operation conducted an exploration program to explore for geologic environments similar to the Round Mountain deposit.

In 2002, Round Mountain is expected to produce approximately 700,000 ounces (the Company’s share 350,000 ounces), 6% less than 2001’s production of 746,950 ounces (the Company’s share, 373,475 ounces) reflecting anticipated lower dedicated pad recovery from previously leached stockpiled material.  See “Cautionary ‘Safe Harbor’ Statement under the United States Private Securities Litigation Reform Act of 1995” and  “Risk Factors”.

LUPIN

The Lupin mine is an underground operation located 250 miles northeast of Yellowknife in the Nunavut Territory of Canada, 56 miles south of the Arctic Circle.

The Lupin mining lease covers 6,998 acres.  The principal lease was renewed for 21 years in 1992 and, provided the Company has complied with its terms, is renewable for further 21 year periods subject to any applicable regulations then in effect.  The lease was granted by the Department of Indian Affairs and Northern Development on behalf of the Crown and is subject to the provisions of the Territorial Lands Act and the Canada Mining Regulations.  The lease is in good standing.  See “Other-Governmental and Environmental Regulation” for discussion regarding Inuit ownership interests.

Based on current reserves of 350,000 ounces and other resources of 0.4 million tons at an average grade of 0.314 ounces of gold per ton, the mine plan projects production through 2004.  Drilling indicates additional mineralization at depth, which if confirmed by additional drilling, could extend the mine life for several more years.  The Ulu satellite deposit, located approximately 100 miles north of Lupin, represents the potential for additional mill feed for the site.

The following table sets forth operating data for the Lupin mine from 1997 through 2001.

	2001		2000		1999(1)	1998(1)	1997
Gold produced (ounces)	139,327		117,729		—	—	165,335
Mining cost/ton of ore	C$	47.35	C$	42.36	—	—	C$	46.09
Milling cost/ton of ore	C$	13.43	C$	13.98	—	—	C$	11.77
Production cost/ounce of gold produced:
Canadian dollars:
Direct mining expense	C$	420	C$	344	—	—	C$	381
Deferred mine development	(16)		(6)		—	—	13
Inventory movements and other	—		—		—	—	(1)
Cash operating cost	C$	404	C$	338	—	—	C$	393
U.S. dollars:
Cash operating cost	US$	246	US$	213	—	—	US$	284
Royalties	—		—		—	—	—
Production taxes	—		—		—	—	—
Total cash cost	246		213		—	—	284
Depreciation	30		27		—	—	71
Amortization	7		8		—	—	24
Reclamation and mine closure	14		17		—	—	14
Total production cost	US$	297	US$	265	—	—	US$	393
Capital expenditures (millions US$)		$2.6		$4.7	—	—		$12.3
Deferred (applied) mining expenditures (millions US$)		$1.5		$0.4	—	—		$(1.8)
Milled:
Ore processed (tons/day)	1,883		1,861		—	—	2,167
Total ore processed (000 tons)	685		508		—	—	789
Grade (ounce/ton)	0.218		0.248		—	—	0.226
Recovery rate (%)	93.2		93.3		—	—	92.6

(1)     The Lupin mine was under care and maintenance in 1999 and 1998.

Geology and Mineral Reserves

Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age.  Gold is associated with pyrrhotite, arsenopyrite and quartz. Lupin mineral reserves(1) at December 31, 2001 were as follows.

	Tonnage (000’s short tons)	Average grade of gold (ounces per ton)	Gold content(2) (000’s ounces)
Center Zone	493	0.278	137
East Zone	128	0.226	27
West Zone	590	0.251	148
McPherson Zone	156	0.263	38
Total Proven and Probable - 2001	1,367	0.256	350

Proven	949	0.254	241
Probable	418	0.259	109
Total Proven and Probable - 2001	1,367	0.256	350

Total Proven and Probable - 2000	1,678	0.259	434

(1)     See “Reserves” for a discussion of the estimation of proven and probable mineral reserves.

(2)     Reserves do not reflect losses in the milling process but do include allowance for dilution of ore in the mining process. The mining recovery factor was estimated at 85%. The average mill recovery rate in 2001 was 93.2%.

The cut-off grade used in the reserve calculation is 0.204 ounce of gold per ton except for portions of the East Zone, where a cut-off grade of 0.150 ounce of gold per ton was used.  The lower grade East Zone represents 6% of total reserves at Lupin.

Mining and Processing

Access to the Lupin underground mine, removal of ore and waste, and movement of personnel within the mine is by a shaft developed to a depth of 3,970 feet and by a ramp driven to a depth of 4,510 feet.  The first phase of the winze (internal shaft) has been developed between the 3,450 foot level and the 4,400 foot level, allowing removal of ore and waste from deeper within the mine.  However, additional ground support is required and longer truck haulage distances are a factor as the depth increases.  As a result, mining in the deeper levels of the mine is slower and more expensive.

The mill processed 1,883 tons per day in 2001 compared to 1,861 tons per day in 2000. Production increased due to a full year of production in 2001 compared to nine months of production in 2000, partially offset by the mining and milling of lower grade ore.

In 2002, Lupin is expected to produce 140,000 ounces, approximately the same amount as in 2001.  See “Cautionary ‘Safe Harbor’ Statement under the United States Private Securities Litigation Reform Act of 1995” and “Risk Factors.”

Supplies Utilities and Transportation

The Lupin mill facilities and mine are in a remote location in the sub-Arctic region of Canada.  The Company must, therefore, prepare for and respond to difficult weather and other conditions.  At the mine, the Company maintains supplies of spare parts and other materials, including fuel, in excess of that required at less remote locations.

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

All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife.  Personnel are transported from these locations and from Kugluktuk and Cambridge Bay in the Nunavut Territory.  In 2001, the cost of transporting personnel, equipment, material and supplies to Lupin was approximately $5.2 million.  Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine.  This is the most economical way of transporting bulk items, including fuel, to the mine. Winter road operating costs are shared with other users.  The winter road is usable for approximately 12 weeks each year beginning in mid-January, during which time tractor-trailers can transport all of the Company’s annual requirements for diesel fuel, chemical reagents and other supplies.  There are on-site facilities for the storage of approximately 5.4 million U.S. gallons of diesel fuel, which is in excess of the mine’s annual requirements.

In order to operate the winter road, the Company is required to obtain certain licenses from the Federal and Territorial Governments.  To date, the Company has experienced no significant difficulties in obtaining these licenses.  The current license of occupation expires in 2003.  The process to file a new application for a jointly held license of occupation among major road users is underway.

Surface facilities at the Lupin mine include a 6,300-foot compacted gravel airstrip with an instrument landing and navigation system and runway lighting.  Supplies and personnel that must be brought in by air are transported principally on the Company’s Boeing 727 aircraft, which carries up to 114 passengers, or up to 35,000 pounds of freight, or a combination of both passengers and freight.

Voice and data communications with the Lupin mine are maintained via satellite, which provides for uninterrupted communications regardless of weather conditions.

Water Supply and Waste Disposal

Water for mining, milling and domestic use is obtained on site by pumping from Contwoyto Lake.  Tailings from the mill are pumped into a tailings pond or pumped underground as part of the paste-backfill.  Since 1995, approximately 31% of tailings have been placed underground as paste-backfill. Water from the tailings pond is processed through a water treatment plant and monitored for compliance with all regulatory standards prior to discharge.  In July of 2000, the Lupin water license was extended for a period of 8 years through 2008.

MCCOY/COVE

The McCoy mine and surrounding property is located in Lander County, Nevada, about 30 miles southwest of the town of Battle Mountain.  The Cove deposit, located one mile northeast of the McCoy deposit, was discovered in early 1987.  Open pit mining of the Cove deposit began in early 1988 and was completed in October 2000.  Underground mining of the Cove deposit was completed in July 2001.  Mining in the McCoy open pit was completed in April 2000.

The McCoy/Cove property consists of approximately 946 unpatented and 9 patented claims covering approximately 19,000 acres of United States federal land administered by the Bureau of Land Management of the Department of the Interior.  The Company has completed all steps currently required under U.S. law to convert certain unpatented claims to patented status and has filed the appropriate applications for patents.  The patents have not been issued to date and are currently in the process of government review.  See “Other-Governmental and Environmental Regulation.”

On February 13, 2002, the Company entered into an agreement with Newmont Mining Corporation providing for the sale of the McCoy/Cove mine and facilities in exchange for $6.0 million and the assumption of all reclamation obligations at McCoy/Cove.  The agreement is subject to the completion of due diligence by Newmont by July 31, 2002.

The following table sets forth operating data for the McCoy/Cove operation from 1997 through 2001.

	2001		2000	1999	1998	1997
Gold produced (ounces)
Milled	70,395		115,892	79,336	114,398	131,905
Heap leached	24,238		46,892	45,200	53,096	55,129
Total	94,633		162,784	124,536	167,494	187,034
Silver produced (ounces)
Milled	6,143,825		11,417,439	8,033,644	9,014,817	10,624,780
Heap leached	307,600		910,858	396,428	398,006	396,928
Total	6,451,425		12,328,297	8,430,072	9,412,823	11,021,708
Mining cost/ton of ore and waste	$—		$0.78	$0.66	$0.71	$0.74
Heap leaching cost/ton of ore	$—		$2.44	$1.82	$1.74	$1.70
Milling cost/ton of ore	$7.19		$6.38	$6.32	$6.09	$8.82
Production cost/ounce of gold produced:
Direct mining expense	$239		$166	$252	$200	$276
Deferred stripping cost	13		12	(35)	(1)	(10)
Inventory movements and other	—		1	4	4	5
Cash operating cost	252		179	221	203	271
Royalties	1		3	2	3	3
Production taxes	(3)		5	—	2	(1)
Total cash cost	250		187	223	208	273
Depreciation	49		26	48	52	66
Amortization	9		28	27	37	44
Reclamation and mine closure	—		11	11	9	10
Total production cost	$308		$252	$309	$306	$393
Average gold-to-silver price ratio(1)	62:1		56:1	54:1	54:1	67:1
Capital expenditures (millions)	$1.0		$0.7	$1.1	$1.3	$2.2
Deferred (applied) mining expenditures (millions)		$(2.2)	$(5.1)	$9.5	$0.5	$3.7
Heap leached:
Ore processed (tons/day)	—		4,971	11,262	11,296	17,840
Total ore processed (000 tons)	—		1,809	4,178	4,112	6,494
Gold grade (ounce/ton)	—		0.024	0.022	0.021	0.018
Silver grade (ounce/ton)	—		0.96	0.37	0.26	0.29
Gold and silver recovery rates		(2)		(2)	(2)	(2) (2)
Milled:
Ore processed (tons/day)	10,642		11,461	12,000	11,829	9,315
Total ore processed (000 tons)	3,874		4,172	4,452	4,306	3,391
Gold grade (ounce/ton)	0.042		0.053	0.038	0.046	0.061
Silver grade (ounce/ton)	2.60		3.71	3.02	2.95	4.54
Gold recovery rate (%)	42.4		50.7	45.8	57.8	64.3
Silver recovery rate (%)	61.7		69.8	61.3	69.8	69.7

(1)               To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period’s average gold-to-silver price ratio

(2)               As dedicated leach pads are used at McCoy/Cove, a gold recovery rate cannot be calculated until leaching is complete. Based on metallurgical testing completed in 1987-1989, as well as results of completion of one of three leach pads, the ultimate recovery rate for crushed ore is estimated to be about 68% for gold and 35% for silver and for run-of-mine ore, 48% for gold and 10% for silver.

Geology and Mineral Reserves

McCoy/Cove mineral reserves(1) at December 31, 2001 were as follows.

	Tonnage (000’s short tons)	Average grade (ounces per ton)		Content(2) (000’s ounces)
		Gold	Silver	Gold	Silver
Stockpiles	430	0.031	2.624	13	1,128
Proven—2001	430	0.031	2.624	13	1,128

Total Proven and Probable—2000	4,720	0.034	2.309	161	10,899

(1)               See “Reserves” for a discussion of the estimation of proven and probable mineral reserves

(2)               Reserves include allowances for dilution in mining but do not reflect losses in the recovery process. Recovery rates for the life-of-mine are estimated to be 55% for gold and 68% for silver.

All reserves are in stockpiles.

Mining and Processing

Ore mined from underground amounted to 88,000 tons in 2001, compared to 63,000 tons mined in 2000.  The higher mining rate is attributable to completion of development and greater experience in the ore body.

Open pit mining was completed in 2000 and a portion of the mining fleet is being used to move stockpiled ore to the mill and for reclamation activities.  The processing of stockpiled material will cease in early 2002 as the stockpiles are depleted; reclamation activities will continue for several years.

Stockpiled ore decreased from 4.7 million tons in 2000 to 0.4 million tons in 2001.  With the exception of the ore mined and processed from the underground in 2001, all ore processed has been supplied from stockpiles.  The stockpiled ore will be consumed by early 2002.

Mill throughput averaged 10,642 tons per day in 2001 compared to 11,461 in 2000 due to longer retention times needed for carbonaceous ores.  Gold and silver from mill production decreased in 2001 compared to 2000 due to lower grades and decreased recoveries as a result of the lower grades.

McCoy/Cove production is subject to a 2% net smelter return royalty.  This royalty is based on sales less certain deductions.

The Cove South Deep underground contributed 88,000 tons to the mill and produced approximately 38,000 ounces of gold and 60,000 ounces of silver.  Mining was completed at Cove South Deep in 2001.

Residual leaching continued on two of the heap leach pads in 2001.  Excellent results were obtained from re-leaching side slopes and internal areas of these pads.  Residual leaching will continue in 2002.  Rinsing and restoration of the first of three heap leach pads commenced in 1999 and contouring and seeding was completed in 2000.

Heap leach gold production was lower in 2001 compared to 2000 as no new ore was placed on the pads in 2001. A total of 1.8 million tons of fresh ore was added in 2000.

McCoy/Cove will transition from a producing property to a property in reclamation in 2002.  The mill will continue processing the remaining stockpiled ore until March and will then be shut down. As a result, McCoy/Cove is expected to produce 10,000 ounces of gold and 1.3 million ounces of silver by approximately the end of the first quarter of 2002.  See “Cautionary ‘Safe Harbor’ Statement under the United States Private Securities Litigation Reform Act of 1995” and “Risk Factors.”

KETTLE RIVER

The Kettle River properties are located in Ferry County in the State of Washington and cover approximately 8,588 acres through patented and unpatented mining claims and fee lands.

In 2000, exploration efforts identified an extension to the northeast of the K-2 project. This area was developed in 2001 and is scheduled for mining in 2002.  However, additions to reserves were less than expected and the Company recorded a provision for impaired assets of $4.4 million in the fourth quarter of 2001.  The need for, and the amount of, the provision was determined by comparing asset carrying values to estimated future net cash flows from existing reserves.

The following table sets forth operating data for the Kettle River operation from 1997 through 2001.

	2001	2000	1999	1998	1997
Gold produced (ounces)	50,349	94,086	104,396	113,692	129,866
Mining cost/ton of ore	$25.20	$20.52	$23.57	$21.65	$21.53
Milling cost/ton of ore	$12.02	$11.58	$11.22	$10.71	$10.58
Production cost/ounce of gold produced:
Direct mining expense	$229	$224	$239	$238	$231
Deferred mine development	—	—	—	—	—
Inventory movements and other	59	(6)	(1)	6	(4)
Cash operating cost	288	218	238	244	227
Royalties	10	13	15	12	14
Production taxes	1	1	2	1	2
Total cash cost	299	232	255	257	243
Depreciation	19	11	55	77	54
Amortization	42	8	8	5	36
Reclamation and mine closure	15	15	15	12	12
Total production cost	$375	$266	$333	$351	$345
Capital expenditures (millions)	$4.1	$1.4	$0.5	$1.5	$3.8
Milled:
Ore processed (tons/day)	934	1,470	1,698	2,017	2,118
Total ore processed (000 tons)	340	535	630	734	771
Grade (ounce/ton)	0.178	0.209	0.198	0.187	0.197
Recovery rate (%)	83.0	84.1	83.7	82.8	85.4

Geology and Mineral Reserves

Mineral reserves at the K-2 deposit are contained in steeply dipping quartz carbonate veins hosted by Eocene age volcanic rocks.  Kettle River mineral reserves(1) at December 31, 2001 were as follows.

	Tonnage (000’s short tons)	Average grade of gold (ounces per ton)	Gold content(2) (000’s ounces)
Ore stockpiles	22	0.182	4
K-2	107	0.196	21
Total Proven and Probable-2001	129	0.194	25

Proven	105	0.197	21
Probable	24	0.179	4
Total Proven and Probable-2001	129	0.194	25

Total Proven and Probable-2000	363	0.193	70

(1)               See “Reserves” for a discussion of the estimation of proven and probable mineral reserves.

(2)               Reserves do not reflect losses in the milling process but do include allowance for dilution in the mining process. The average mill recovery rate of gold in 2001 was 83.0%.

The cut-off grade is 0.143 ounces of gold per ton at K-2.

Mining and Processing

At Kettle River, a series of deposits are mined and trucked to feed a central mill. In 2001, approximately 78% of ore milled came from K-2 and 22% came from Lamefoot stockpiles.  The mill processed approximately 934 tons of ore per day in 2001, compared to 1,470 tons per day in 2000.  Total Kettle River production decreased in 2001 compared to 2000 due to the completion of Lamefoot mining in 2000.

The mining method used at K-2 is longhole open stoping, with delayed backfill.  Total K-2 ore production in 2001 was 221,547 tons compared to 227,671 in 2000.

K-2 area production at Kettle River is subject to a 5% gross proceeds royalty and a net smelter return royalty ranging from 2% at gold prices of $300 per ounce or less to 3% at gold prices of $400 per ounce or more.  A portion of production from the Lamefoot area of the Kettle River mine is subject to a 5% net smelter return royalty.

In 2002, Kettle River is expected to produce approximately 35,000 ounces of gold, which is 30% less than the 50,349 ounces of gold produced in 2001, reflecting lower mill tonnage.  See “Cautionary ‘Safe Harbor’ Statement under the United States Private Securities Litigation Reform Act of 1995” and “Risk Factors.”

AQUARIUS DEVELOPMENT PROJECT

In 1997, the Company deferred a final construction decision on its 100%-owned Aquarius gold project, located in Macklem Township, 40 kilometers east of Timmins, Ontario, Canada.

Based on the revised bankable feasibility study completed during 2000, Aquarius has proven and probable reserves of 1,189,000 ounces of gold at December 31, 2000 (17.5 million tons of ore at an average grade of 0.068 ounces per ton).  The reserves are based on a cutoff grade of 0.015 ounce per ton.  The cutoff grade was based on a price of $300 per ounce of gold.

The Company expensed Aquarius holding costs of $0.8 million in 2001 and $0.7 million in 2000.  At December 31, 2001, the Company has a net book value of approximately $43.7 million in acquisition and construction costs related to Aquarius.  Further delays in development and construction from continued low gold prices could result in a write-down of all or a portion of these costs.  The Company expects to expense approximately $1.1 million in development holding costs for Aquarius in 2002.

EXPLORATION

In addition to conducting exploration for new gold deposits, the Company explores for extensions of known reserves at its mines and development properties.  The Company’s exploration program concentrates on those projects believed to represent the most promising near-term prospects.  In particular, exploration efforts are focused on projects located where the Company already has, or plans an extensive gold mining infrastructure, principally those prospects in North America.

At Round Mountain, drilling continued at the Gold Hill property located approximately four miles north of the current mining and processing facilities.  Results were encouraging and additional drilling will continue in 2002 to delineate the potential.

At Kettle River, drilling continued to define an extension to the northeast of the K-2 deposit.  In 2002, work will continue to further delineate and define the resource.

SUNNYSIDE

In 1996, Sunnyside Gold Corporation (“SGC”), an indirect wholly owned subsidiary of the Company, finalized a consent decree with the State of Colorado that set standards for the release of all reclamation and water treatment permits and resolved future enforcement issues regarding groundwater seeps and springs.  SGC estimates that it will take at least two more years for all of the conditions of the consent decree agreement to be fulfilled by both parties.  SGC has $3.6 million accrued at December 31, 2001 for future reclamation costs at the Sunnyside mine.  SGC’s provision for future reclamation costs is reviewed periodically and adjusted, as additional information becomes available.

OTHER

Precious Metal Sales and Hedging Activities

The Company’s doré bars are further refined by third parties and the refined gold and silver is sold to banks or precious metal dealers.

The Company’s profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices.  To reduce the impact of such changes, the Company attempts to lock in the future value of certain of these items through hedging transactions.  These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

The Company continually monitors its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting volatility of gold prices such as actual and prospective interest rate and gold lease rate performance.  The gold-related instruments used in these transactions include forward sales contracts and options. These forward sales contracts obligate the Company to sell gold at a specific price on a future date.  Call options give the holder the right, but not the obligation to buy gold on a specific future date at a specific price.  These tools reduce the risk associated with gold price declines, but also could limit the Company’s participation in increases of gold prices. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine’s operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

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

At December 31, 2001, the estimated fair value of the Company’s hedge portfolio was $1.4 million. The Company’s current counterparties do not require margin deposits.  Sensitivity to various market factors underlying these contracts are shown in note 18 to the consolidated financial statements.

In 2001, the Company delivered approximately 19% of gold production against forward sales and put options at an average commitment price of $317 per ounce.  This compares with 37% of gold production at $313 per ounce in 2000 and 77% of gold production at $346 per ounce in 1999.  Approximately 21% of silver production was delivered against forward sales and put options at an average cash price of $5.86 per ounce in 2001.  This compares to 35% at $5.71 per ounce in 2000 and 43% at $5.66 per ounce in 1999.

The Company’s commodity contracts as of December 31, 2001 are shown in note 18 to the consolidated financial statements.  For the year 2002, this position includes forward sales of approximately 60,000 ounces of gold at a minimum forward price of $293 per ounce. In addition, the Company has sold call options for 120,000 ounces of gold at an average strike price of $297 per ounce.  These forward sales contracts and call options represent approximately 5% of current reserves. The reduced hedging position results from continued weakness in spot gold prices and low forward premiums resulting in lower hedge prices that can be achieved.

The Company’s hedging commitments are described in note 18 to the Company’s consolidated financial statements.  See also “Qualitative and Quantitative Disclosures about Market Risk.”

Credit Facilities

On October 5, 2001, a $17 million revolving credit and $4 million letter of credit facility was established with HSBC Bank USA.  The facility has been guaranteed by an affiliate of Franco-Nevada Mining Corporation Limited, which holds approximately 67.8% of the Company’s capital securities.  This credit facility expires in September 2002.  The Company expects to generate sufficient cash flow from operations at current gold prices to repay a significant portion of the outstanding balance.  The Company expects to establish a new facility prior to the expiration date of the current facility.  See also “Liquidity and Capital Resources.”

Governmental and Environmental Regulation

Canada

The mining industry in the Nunavut Territory, where the Company’s Lupin mine is situated, operates under Canadian federal and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labor standards, mine safety and other matters.  The Company believes its Canadian operations are operating in substantial compliance with applicable law.

The Company’s Lupin operation is subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development and the Nunavut Water Board.  In addition, any changes or additions to existing operations at Lupin may be subject to environmental assessment by the federal government under the Canadian Environmental Assessment Act (Canada).  The Department of Fisheries & Oceans (Canada) and the Department of the Environment (Canada) have an enforcement role in the event of environmental incidents, but presently have no direct regulatory role in relation to the Lupin operation.  Lupin is also subject to the jurisdiction of the Nunavut Department of Sustainable Development pursuant to the Nunavut Environmental Protection Act.  This Act contains requirements to obtain licenses and permits that may affect the Lupin operation in the future.  The Company believes it is in substantial compliance with all relevant territorial environmental law.

On April 1, 1999, the Nunavut Agreement, dated May 25, 1993, between the Inuit of Canada’s eastern arctic region and Her Majesty the Queen in right of Canada, came into force.  Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometers of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometers of those lands.  Third party interests in lands in the Nunavut Settlement Area created prior to April 1, 1999 are protected under the Nunavut Agreement.  Where a third party was granted a mining lease under the Canada Mining Regulations in lands comprising the Nunavut Settlement Area, that interest continues in accordance with the terms and conditions on which it was granted, including any rights granted under the legislation that gave rise to the interest.  However, where any successor legislation has the effect of diminishing the rights afforded to the federal government, it will not bind the Inuit without its consent. The Inuit are entitled to receive whatever compensation is payable by the interest holder for the use or exploitation of mineral rights.  The federal government continues to administer the third party interest on behalf of the Inuit, unless the third party and the Inuit enter into an agreement under which the third party agrees to the administration of their interest by the Inuit. In the event such an agreement is reached, the applicable legislation will cease to apply to the third party interest.  Subsurface interests in such lands continue to be administered in accordance with applicable legislation relating to those interests and are not affected by the Nunavut Agreement.

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

United States

The Company’s U.S. operations are subject to comprehensive regulation with respect to operational, environmental, safety and similar matters by federal agencies including the U.S. Department of the Interior (Bureau of Land Management), the U.S. Department of Agriculture (U.S. Forest Service), the U.S. Environmental Protection Agency (“EPA”), the U.S. Mine Safety and Health Administration (“MSHA”) and similar state and local agencies.  Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties.  If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations in accordance with the National Environmental Policy Act or state law counterparts.  The Company spends substantial time, effort and funds in planning, constructing and operating its facilities to ensure compliance with U.S. environmental and other regulatory requirements.  Such efforts and expenditures are common throughout the U.S. mining industry and generally should not have a material adverse effect on the Company’s competitive position.

The Company believes its U.S. operations are in substantial compliance with applicable air and water quality laws and regulations, including reporting requirements under the Emergency Planning Community Right to Know Act, and that it has acquired or applied for all permits required under such laws or requested by the states in which it is operating.

Certain wastes from mining and mineral processing operations are currently exempt from regulation under the Bevill amendment to the federal Resource Conservation and Recovery Act (“RCRA”).  However, Congress may consider revision and reauthorization of RCRA, as well as the federal Clean Water Act and Endangered Species Act, each of which substantially affects mine development and operations.  The effect of any revised or additional regulation on the Company’s U.S. operations cannot be determined until the legislative process is completed and new administrative rules are issued, but they can have a significant impact upon operations of all mining companies and increase the costs of those operations.

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on the Company’s results of operations and financial condition, although the results of such actions are speculative.  For example, during recent legislative sessions, legislation was considered in the United States Congress which proposed a number of modifications to the General Mining Law of 1872, which has traditionally governed the location and maintenance of unpatented mining claims and related activities on federal land.  Among these modifications were proposals that would have (i) imposed a royalty on production from unpatented mining claims, (ii) increased the cost of holding and maintaining such claims, and (iii) imposed more specific reclamation requirements and standards for operations on such claims.  Although none of these proposed modifications was enacted into law, Congress may consider the same or similar proposals in 2002 as well.

The one area in which specific action has been taken relates to the regulation of surface activities on federally owned lands administered by the Bureau of Land Management (“BLM”).  New surface management regulations (the “3809 Regulations”) were enacted and became effective on January 20, 2001.  The effect of the new 3809 Regulations is to create a significantly more stringent and restrictive environment for activities and operations on federal lands involving unpatented mining claims and millsites.  For example, the new 3809 Regulations provide that all activities on unpatented mining claims or millsites for which approval of a Plan of Operations is required (which includes all activities other than exploration activities that disturb less than five acres of surface) are subject to a new standard of review by the BLM, which must make a determination that the proposed activities would not cause substantial irreparable harm to significant scientific, cultural or environmental resource values that cannot be effectively mitigated.  That new standard would apply to any new significant activities undertaken by the Company or its subsidiaries on federal public lands.  Imposition of that new standard does not affect the Company’s existing approved Plans of Operation at its Round Mountain, McCoy/Cove and Kettle River properties.  If the Company makes any substantive modifications to those existing Plans of Operation (such as widening a road or expanding a leach pad or tailings facility), that standard (as well as all other provisions of the new 3809 Regulations) would apply unless the Company could demonstrate to the BLM’s satisfaction that it was not practical for economic, environmental, safety or technical reasons.  In addition, under previous regulations, up to 75% of financial security for the performance of reclamation obligations could be provided by corporate guarantees.  While the new 3809 Regulations do provide for existing financial guarantees to continue to be in effect, no new corporate guarantees were to be accepted after July 19, 2001.  To the extent applied to modifications of the Company’s current operations, and to the extent the Company engages in activities or operations on public lands outside of its current permit boundaries (including any new projects), the new 3809 Regulations will make the process for the preparation and obtaining of approval of a Plan of Operations more time-consuming and expensive, and any such proposed activities or operations will be subject to more detailed and expensive regulatory requirements.  Moreover, the Company’s ultimate ability to have any such proposed activities or operations approved will be subject to a much greater level of uncertainty.  The new regulations may not significantly affect existing operations, so long as such operations do not require, for their continuing viability, new discretionary permits for land outside the boundaries of land currently permitted or significant changes within current permit boundaries.  New, including expanded, exploration or mining operations will need to quantify the cost burden imposed by the new regulations when assessing the economic viability of any project.

In addition, the BLM has called upon two of the Company’s subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations totaling approximately $33 million.  The subsidiaries consider the BLM’s action, taken by administrative decision, to be arbitrary, capricious and an abuse of discretion and will vigorously oppose and contest the decision.  The BLM has not asked for additional security amounts, rather the agency has requested a different form of security.  If the BLM position were to prevail there is a risk the BLM would initiate action designed to have operations suspended at the applicable location.  The potential impact on the Company as a result of such administrative action is difficult to predict.  See “Risk Factors.”

The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), commonly called the “Superfund Act,” contains stringent reporting requirements for the release or disposal of hazardous substances, with substantial fines for noncompliance.  In addition, under CERCLA, any party responsible for the release or threatened release of a hazardous substance into the environment is liable for all clean-up costs.  Responsible parties under CERCLA include the owner or operator of the site where the release occurs or anyone who owned or operated the site when a disposal was made, regardless of culpability.  Mining wastes are subject to CERCLA regulation if they contain hazardous substances, and the EPA has included several mining sites on its list of high-priority sites for clean up under CERCLA.

Various types of dust control, revegetation and similar reclamation-related measures are generally required for the Company’s U.S. operations under specific state or federal air, water quality and mine reclamation rules and permits.  The BLM and Forest Service permits and Plans of Operations for the Company’s operations also contain reclamation-related requirements.  The Company believes its operations are in substantial compliance with these reclamation requirements.  Reclamation spending in 2001 amounted to approximately $4.9 million.

The Company believes that all of its U.S. operations are currently being conducted in substantial compliance with applicable MSHA and similar state labor, health and safety rules.

Employees

At December 31, 2001, the Company employed 1,194 persons excluding temporary employees directly involved in short-term programs, broken down as follows.

Round Mountain, including ancillary services	648
McCoy/Cove	143
Kettle River	88
Lupin	284
Technical and corporate staff and other	31
1,194

A sufficient supply of qualified workers is available for both Canadian and U.S. operations, although the continuation of such supply depends upon a number of factors, including the availability of other employment opportunities.  None of the Company’s employees are represented by labor unions. The Company believes it generally has good relations with its employees.  The Company provides its employees with a competitive compensation package and comprehensive benefits program.

Executive Officers of the Registrant

The executive officers of the Company are listed below.

Name	Age	Position with the Company and business experience within the last five years
LOIS-ANN L. BRODRICK	58	Vice President and Corporate Secretary of the Company since March 1998; Corporate Secretary of the Company from May 1996 to March 1998

ROBERT L. LECLERC	57	Chairman and Chief Executive Officer of the Company since April 1997; Chairman of the Company from May 1996 to April 1997

JERRY L.J. MCCRANK	51	Vice President, Operations of the Company since March 1998; General Manager at Lupin from July 1997 to March 1998; General Manager, Operations from November 1996 to July 1997

TOM S.Q. YIP	44

Vice President, Finance and Chief Financial Officer of the Company since August 1999; Vice President, Controller and Principal Accounting Officer of the Company from March 1998 to August 1999; Controller and Principal Accounting Officer of the Company from September 1997 to March 1998; prior thereto Director, Internal Audit

Mining Risks and Insurance

The Company carries insurance against property damage, including boiler and machinery insurance, and comprehensive general liability insurance of $50 million per occurrence, which is applicable to all operations.  The Company carries special liability policies applicable to aircraft and motor vehicles.  It is also insured against dishonesty and gold and silver bullion thefts, as well as losses of goods in transit.  The property damage and boiler and machinery insurance policies include coverage for business interruption resulting from an insured physical loss, subject to a five-day waiting period and a maximum indemnification period of one year.

Risks not insured against include mine cave-ins, mine flooding and other uninsurable underground hazards, ground failure in open-pit mines and most types of environmental pollution against which the Company cannot insure or against which it has elected not to insure.

The Company believes that it has taken adequate precautions to minimize the risk of environmental pollution.  However, with respect to certain mines, there is some risk that cyanide may escape from leach pads or tailings dams in sufficient quantities to cause water or surface pollution.  See “Governmental and Environmental Regulation.”

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

Open-pit mining, such as that conducted at certain of the Company’s mines, is generally subject to certain types of risks and hazards, primarily pit wall failure.  Open pit mining is conducted in phases and a pit wall failure in one area would not necessarily affect overall pit design or mining in unaffected areas.

Supplies Utilities and Transportation

The principal supplies needed for the operation of the Company’s mines are explosives, diesel fuel, chemical reagents (including cyanide, lime, sulfur dioxide, sodium hydroxide and zinc dust), cement, equipment parts and lubricants.

Power is supplied to the Company’s mines by power companies or by diesel generators. Each mine has access to adequate water.

Each of the U.S. mines has good road access by either paved or gravel roads from state highways.

The Lupin mill facilities and mine are in a remote location in the sub-Arctic region of Canada. The Company must therefore prepare for and respond to difficult weather and other conditions. All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife.  Personnel are transported from these locations and from Kugluktuk and Cambridge Bay in the Nunavut Territory.  Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine.  This is the most economical way of transporting bulk items, including fuel, to the mine.  The Company operates a Boeing 727 to transport personnel and some supplies to the mine.

Waste Disposal

Heap leaching is done with a weak cyanide solution held within a closed circuit, which includes the leach pads and surface holding ponds.  Leached ore from the reusable pad at Round Mountain is rinsed and fed to the mill or placed on dedicated pads.  Where dedicated pads are used, the leached ore remains on the pads.  Mill processing may use a cyanide leaching solution, which is contained within the mills’ processing circuits.  See “Governmental and Environmental Regulation.”

See also “Lupin-Water Supply and Waste Disposal.”

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

Lease Commitments

The Company leases office premises for its head office functions, and enters into lease commitments for office equipment.  The Company incurred $1.1 million in rental expense in 2001, net of $1.4 million in rental income related to office subleases.  The Company’s commitments under the remaining terms of the leases are approximately $6.7 million, payable as follows: $2.0 million in 2002, $1.6 million in 2003, $1.5 million in 2004, $1.0 million in 2005, $0.1 million in 2006 and $0.5 million thereafter.

History of the Company

The Company was incorporated in Canada in 1964 and is governed by the Canada Business Corporations Act.  The business of the Company has always involved precious metal (gold and silver) exploration, development and production.  Gold and silver are produced at four operating mines: see “Operations Summary.”

Since the beginning of the Company’s last fiscal year, the most significant event has been the agreement to exchange the Company’s capital securities for common shares.  This transaction, negotiated in September and October 2001 with the holders of the capital securities, was submitted to a shareholder vote.  At a special meeting of shareholders held March 28, 2002, a resolution was passed authorizing the issuance of sufficient common shares to retire the capital securities.  The transaction is anticipated to be completed on or before April 15, 2002.  Once completed, control of the Company will no longer rest with the shareholders that were asked to vote on the resolution.  Franco-Nevada Mining Corporation (“Franco-Nevada”) is the most significant holder of the Company’s capital securities with 67.8%.  Franco-Nevada is a corporation whose traditional business involved the acquisition of royalty interests in precious metals mines and other properties.  In early 2002, Franco-Nevada completed a business combination transaction with Newmont Mining Corporation (“Newmont”), a large gold producer based in the United States.  As a result of this transaction, Franco-Nevada has become part of Newmont.

RISK FACTORS

Continued depressed gold prices may negatively affect the Company’s production, profitability, reserves and liquidity.

The profitability of the Company’s current operations is directly related and sensitive to the market price of gold, which fluctuates widely due to factors beyond the Company’s control.

Since 1997, gold prices have been at depressed levels and may remain at such depressed levels in the future.  If gold prices should fall below the Company’s cash costs of production and remain at such levels for any sustained period of time, it may not be economically feasible to continue commercial production at any or all of the Company’s mines.  This previously occurred in January 1998, when the Company temporarily suspended operations at the Lupin mine.  Also in 1997, the Company deferred a final construction decision on its Aquarius development project and deferred further development of the Ulu satellite deposit in Canada due to the decline in gold prices.

The cash operating costs at the Company’s four operating mines averaged $223 per ounce in 2001 and are expected to average approximately $225 per ounce in 2002.  Total production costs were $296 per ounce in 2001 and are expected to average approximately $300 per ounce in 2002.  Given the current price of gold, $301 per ounce as of March 28, 2002, the Company may experience liquidity difficulties, and its ability to invest funds in exploration and development may be significantly impaired.  While the Company continues to generate cash flow from operations at current gold prices, the amount of cash flow available for acquisitions, investments, exploration and development remains very limited.

Declines in the market price of gold and related precious metals also may require the Company to write-down its reserves, which would adversely affect production, profitability and the Company’s financial position.  The gold price used in estimating the Company’s mineral reserves at December 31, 2001 was $300 per ounce. The market price was $277 per ounce at December 31, 2001.  The market price of gold has for more than four years traded, on average, below the price at which the Company estimates its reserves.  If the Company were to determine that its reserves and future cash flows should be estimated at a significantly lower gold price than that used at December 31, 2001, there would likely be a reduction in the amount of gold reserves. The Company estimates that if reserves at December 31, 2001 were based on $275 per ounce of gold, reserves would decrease by approximately 13% at Round Mountain, 5% at Kettle River and 2% at the Aquarius development property.  Should any significant reductions in reserves occur, material “write-downs” of the Company’s investment in mining properties and increased amortization, reclamation and closure charges may be required.  For example, in 2001, due to an unexpected reduction in reserves, a $4.4 million provision was made for impaired assets at Kettle River.  Under certain such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties.

The Company has implemented a hedging program to reduce the risk associated with gold price volatility, however, there is no assurance that the Company’s hedging strategies will be successful.  See “Other-Precious Metal Sales and Hedging Activities” and “Management’s Discussion and Analysis — Commitments and Contingencies.”

Failure to replace reserves may negatively affect production.

Because mines have limited lives based on proven and probable reserves, the Company must continually replace and expand its reserves as it produces gold and silver.  It is currently estimated that McCoy/Cove and Kettle River have less than one year of mine life remaining without the development of additional reserves.  The Company’s ability to maintain or increase its annual production of gold and silver will be dependent in significant part on its ability to bring new mines into production, such as the Aquarius project in Canada, and to expand existing mines.

No assurance can be given that the Company’s exploration programs will result in the replacement of current production with new reserves or that the Company’s development program will be able to extend the life of the Company’s existing mines.  In the event that new reserves are not developed, the Company will not be able to sustain its current level of gold or silver production beyond the life of its existing reserve estimates and revenues will decrease as a result.

There are a number of uncertainties inherent in any exploration and development program relating to:

•        the location of economic mineral reserves;

•        the development of appropriate metallurgical processes;

•        the receipt of necessary governmental permits; and

•        the construction of mining and processing facilities.

Accordingly, there can be no assurance that the Company’s efforts will yield new reserves to replace and expand current reserves.

Failure to develop new mines or expand existing mines may negatively affect future production.

The Company’s ability to maintain, or increase, its annual production of gold will be dependent in significant part on its ability to bring new mines into production, such as the Aquarius project in Canada, and to expand existing mines.  In 1997, the Company deferred a final construction decision on Aquarius and deferred further development of the Ulu satellite deposit in Canada.

The economic feasibility analysis with respect to any individual project is based upon:

•        the interpretation of geological data obtained from drill holes and other sampling techniques;

•        estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed;

•        gold and silver price assumptions;

•        the configuration of the ore body;

•        expected recovery rates of metals from the ore;

•        comparable facility and equipment costs;

•        anticipated climatic conditions;

•        estimates of labor productivity; and

•        royalty or other ownership burdens.

The Company’s feasibility studies are based on the Company’s knowledge of the operating history of similar ore bodies in the region.  The actual operating results of its development projects, however, may differ materially from those anticipated, and uncertainties related to operations are increased further in the case of development projects.  In addition to the successful completion of final feasibility studies, the issuance of necessary permits and receipt of adequate financing are required for successful development of properties. See “Other-Governmental and Environmental Regulation” and “Liquidity and Capital Resources.”

The Company encounters strong competition from other mining companies in connection with the acquisition of personnel and properties producing or capable of producing precious metals.

As a result of this competition, some of which is with companies with greater financial resources, the Company may be unable to maintain or acquire the personnel and expertise required to develop and operate its properties.  Also, the Company may be unable to acquire attractive mining properties on terms it considers acceptable or at all.  Consequently, its revenues, operations and financial condition could be materially adversely affected.

Failure to secure the necessary letters of credit or surety bonds or to provide the necessary corporate guarantees to secure reclamation obligations, could result in violation of the Company’s operating permits and impact the Company’s ability to continue operating at specific locations.

Certain regulatory agencies may require security to be provided for some or all of the cost to restore land disturbed during operations.  The Company has typically provided letters of credit, surety bonds and corporate guarantees as security for these future reclamation costs. The market place for third party security instruments is, however, very limited to the mining industry and to the Company in particular.  If the Company is unable to secure the necessary forms of security, its ability to continue operations at specific locations could be jeopardized.  Even where the Company currently has security in place for reclamation costs, it may be required to provide additional, or alternative, financial instruments.  For example, early in 2001, regulators in Nevada called upon two of the Company’s subsidiaries to provide other forms of security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations totaling approximately $33 million.  The Company disagrees with the regulators’ position and believes that the subsidiaries qualify under the criteria set out for corporate guarantees and will oppose the regulatory position.  If the Company is required to provide additional or alternative forms of security, and is unable to do so at acceptable costs or at all, it may be prohibited from commencing or continuing operations and its financial condition and prospects would be adversely affected.  See “Other-Governmental and Environmental Regulation.”

Reserve estimates are inherently uncertain.  Any material inaccuracies in the Company’s reserve estimates or assumptions underlying reserve estimates could cause reserves to be overstated.

The estimation of reserves and resources is inherently uncertain and involves subjective judgments about many relevant factors.  The accuracy of any such estimate is a function of:

•        the quantity and quality of available drilling data;

•        engineering and geological interpretation;

•        testing and production experience;

•        gold prices;

•        operating and capital costs;

•        short-term operating factors such as the need for sequential development of ore bodies; and

•        the processing of new or different ore grades and ore types.

The volume and grade of reserves mined and processed and recovery rates may not be the same as currently anticipated.  If it is not, the Company may discontinue the development of a project or mining at one or more of its properties.

Reserve calculations and life-of-mine plans using significantly lower prices (see gold price affect on the Company’s production, profitability, reserves and liquidity) could result in material write-downs of its investment in mining properties and increased amortization, reclamation and closure charges.

The Company’s activities are subject to complex laws and regulations that can adversely affect operating and development costs, the timing of operations and/or the ability to operate.

The Company’s mining operations and exploration and development activities are subject to extensive Canadian, U.S. and other foreign federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances, reporting and other matters.  The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the Company’s mines and other facilities in compliance with such laws and regulations are significant.  It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or operation of a mine.  Future regulatory developments, such as more stringent environmental protection laws, regulations and enforcement policies thereunder, and claims for damages to property and persons resulting from the Company’s operations, could result in substantial costs and liabilities, reduced profits and a deterioration of its financial condition.

The Company is required to obtain governmental permits to develop its reserves and for expansion or advanced exploration activities at its operating properties and its exploration properties.  Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous Canadian, U.S. or foreign federal, state, provincial, territorial and local agencies.  The Company will be required to obtain additional permits to allow it to construct and operate properties currently under development.  The duration and success of each permitting effort are contingent upon many variables not within the Company’s control.  If the Company is unable to obtain the necessary approvals, it will not be able to commence production at the applicable mine.  See “Other-Governmental and Environmental Regulation.”

In addition, there is a risk that private individuals or entities may assert that the Company’s activities have caused damage to their interests.  For example, in 2000, a subsidiary of the Company and numerous other parties were served with a complaint from the Colorado School of Mines for environmental cleanup costs at a federal Comprehesive Environmental Response, Compensation and Liability Act site.  The Company’s share of the settlement was approximately $89,500.

The Company’s mining operations are subject to significant risks that may not be covered by insurance.

The business of gold and silver mining is generally subject to a number of risks and hazards, including:

•        environmental conditions;

•        industrial accidents;

•        labor disputes;

•        unusual or unexpected geological conditions;

•        ground or slope failures, cave-ins;

•        changes in the regulatory environment; and

•        natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes.

Such occurrences could result in:

•        damage to mineral properties or production facilities;

•        personal injury or death;

•        environmental damage to the Company’s properties or the properties of others;

•        delays in mining;

•        monetary losses and possible legal liability.

The Company maintains insurance against some risks that are typical in the gold mining industry.  Where the Company believes the amounts to be reasonable, they may not provide adequate coverage in some circumstances.  Insurance against some risks (including some liabilities for environmental pollution or other hazards as a result of exploration and production) are not generally available to the Company or to other companies within the industry on acceptable terms.  See “Other - Mining Risks and Insurance.”

De-listing from the American Stock Exchange would limit the ability of U.S. investors  to buy or sell the Company’s common shares.

Early in 2000, The American Stock Exchange advised the Company that its listing eligibility was under review.  The review was undertaken because the Company had fallen below two of the Exchange’s continued listing guidelines. The Company had sustained net losses in its five most recent fiscal years (1995 to 1999) and in the Exchange’s view, the Company’s shareholders’ equity under generally accepted accounting principles in the United States is inadequate.  Although the Company has attempted to meet the minimum requirements of the American Stock Exchange, it may not succeed in maintaining its listing.  If the Company were de-listed the liquidity of its common shares would be aversely affected.

Certain of the Company’s United States property rights consist of unpatented lode mining claims.

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

		Year ended December 31,
	2002*	2001	2000	1999	1998	1997
High	$304	$293	$313	$326	$313	$367
Low	278	256	264	253	273	283
Average	290	271	279	279	294	332
End of Period	301	277	274	290	286	293

* Through March 28, 2002

SILVER PRICES

The following table sets forth annual high, low, average and end of period noon prices in U.S. dollars per troy ounce as quoted by Handy & Harman.

		Year ended December 31,
	2002*	2001	2000	1999	1998	1997
High	$4.78	$4.86	$5.53	$5.77	$7.31	$6.13
Low	4.26	4.06	4.60	4.91	4.72	4.18
Average	4.51	4.39	5.00	5.25	5.54	4.87
End of Period	4.69	4.50	4.60	5.40	4.87	6.13

* Through March 28, 2002

EXCHANGE RATES

The exchange rates of the Canadian dollar to the U.S. dollar at the end of each period and the high, the low and the average exchange rates for each period, were as follows (such rates, which are expressed in Canadian dollars, being the noon buying rates quoted by the Bank of Canada for U.S. dollars).

			Year ended December 31,
	2002*		2001		2000		1999		1998		1997
High	C$	1.5767	C$	1.4936	C$	1.4341	C$	1.4433	C$	1.4075	C$	1.3353
Low	1.6132		1.6012		1.5593		1.5514		1.5765		1.4358
Average	1.5945		1.5482		1.4852		1.4864		1.4823		1.3838
End of Period	1.5935		1.5956		1.5002		1.4433		1.5512		1.4352

* Through March 28, 2002

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

On April 26, 2000, the Supreme Court of Nevada reversed the decision of the trial court and remanded the case back to the trial court for “a calculation of the appropriate [royalties] in a manner not inconsistent with this order.”  The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing.  The petition was denied by the three member panel on May 15, 2000 and remanded to the lower court for consideration of other defenses and arguments put forth by the Echo Bay defendants.  The Echo Bay defendants filed a petition for a hearing before the full Court and on December 22, 2000, the Court recalled its previous decision.  Both the Echo Bay defendants and their counsel believe that grounds exist to modify or reverse the decision.  The Company has $1.5 million accrued related to the Summa litigation.  If the appellate reversal of the trial decision is maintained and the trial court, on remand, were to dismiss all the Echo Bay defenses, the royalty calculation at McCoy/Cove would change and additional royalties would be payable.  Neither the Company nor its counsel believe it is possible to quantify the precise amount of liability pursuant to a revised royalty calculation.

OTHER

The Company is also engaged in routine litigation incidental to its business.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

On March 28, 2002 the Company’s common shareholders authorized the issuance of up to an aggregate of 361,561,230 common shares in exchange for the capital securities. The exchange is anticipated to be completed on or before April 15, 2002.

PART II

ITEM 5-MARKET FOR THE REGISTRANT’S COMMON SHARES AND RELATED
SHAREHOLDER MATTERS

MARKET INFORMATION

The Company’s common shares were first sold to the public at $2.36 per share in April 1983.  The Company’s current stock exchange listings, together with the date of listing, are set out below.

Canada-Toronto (April 1983)

United States-American (October 1983)

France-Paris (March 1985)

Belgium-Brussels (October 1985)

Switzerland-Zurich (April 1987)

Germany-Frankfurt (November 1988)

The following table sets forth for the period from January 1, 2000 through February 28, 2002 the high and low reported prices and trading volume of the common shares on The Toronto Stock Exchange and the American Stock Exchange.

	The Toronto Stock Exchange			American Stock Exchange
	High	Low	Volume	High	Low	Volume
	(Canadian Dollars)		(shares in thousands)	(U.S. Dollars)		(shares in thousands)
2000
First Quarter	2.85	1.76	2,445	1.94	1.25	7,052
Second Quarter	2.09	1.30	2,824	1.38	0.88	6,776
Third Quarter	1.61	1.05	2,075	1.06	0.69	4,763
Fourth Quarter	1.15	0.52	2,749	0.75	0.32	8,680
2001
First Quarter	1.49	0.59	4,307	0.95	0.38	6,842
Second Quarter	2.00	0.89	3,800	1.24	0.51	11,026
Third Quarter	1.60	0.79	2,860	1.04	0.51	7,122
October	1.12	0.90	801	0.72	0.60	1,766
November	1.10	0.90	794	0.73	0.57	1,683
December	0.95	0.81	435	0.61	0.50	2,126
2002
January	1.05	0.82	863	0.65	0.50	6,329
February	1.60	1.00	1,984	0.97	0.60	6,457

On March 28, 2002, the closing price of the common shares on The Toronto Stock Exchange and on the American Stock Exchange was C$1.48 and U.S.$0.92, respectively.

On March 28, 2002 the Company’s common shareholders authorized the issuance of up to an aggregate of 361,561,230 common shares in exchange for the capital securities (see note 7 to the consolidated financial statements).  The exchange is anticipated to be completed on or before April 15, 2002.

Early in 2000, The American Stock Exchange advised the Company that its listing eligibility was under review.  The review was undertaken because the Company had fallen below two of the Exchange’s continued listing guidelines. The Company had sustained net losses in its five most recent fiscal years (1995 to 1999) and in the Exchange’s view, the Company’s shareholders’ equity under generally accepted accounting principles in the United States is inadequate.  The Company has addressed the Exchange’s concerns through periodic progress reviews and believes significant progress has been made in respect of the shareholder equity issue, with the anticipated completion of the capital securities exhange transaction.

DIVIDENDS

The Company suspended payment of dividends beginning in 1997.  The declaration and payment of future dividends is dependent upon the Company’s capital requirements, earnings and economic outlook.  Additionally, since April 1998, the Company has exercised its right to defer its interest payment to holders of the capital securities.  During the deferral period, the Company is prohibited from paying dividends.

See “Certain Tax Matters-Canadian Federal Income Tax Considerations” for information with respect to Canadian withholding tax applicable to non-Canadian shareholders.

CERTAIN TAX MATTERS

The following paragraphs summarize certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on common shares of the Company and certain United States and Canadian federal income tax considerations in connection with a disposition of common shares.  These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect.  There are other potentially significant United States and Canadian federal income tax considerations and state, provincial or local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein.  The tax considerations relative to ownership and disposition of the common shares may vary from taxpayer to taxpayer depending on the taxpayer’s particular status.  Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations that may apply to their particular situation.

United States Federal Income Tax Considerations

Dividends on common shares paid to U.S. citizens or corporations (including any Canadian federal income tax withheld) will be generally subject to U.S. federal ordinary income taxation to the extent that a shareholder received a distribution out of the shareholder’s ratable share of the Company’s current or accumulated earnings and profits (e.g., a taxable dividend distribution).  To the extent that the amount of the dividend distribution exceeds the shareholder’s ratable share, such excess would not be taxable but would reduce the shareholder’s basis in the Company’s common stock.  To the extent that the distribution exceeds the shareholder’s adjusted basis in the shares (i.e. cost less all non-taxable dividend distributions), the excess would be taxable as a gain as if the shareholder had sold or exchanged the shares.  In this case, holding periods for capital gain purposes would be the same as the holding period for such stock from which that dividend would be attributed.  Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the Company, in which case a portion of such dividend may be eligible for such deduction).

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

The Company believes that it is not a “passive foreign investment company” (a “PFIC”), a “foreign personal holding company” (a “FPHC”), or a “controlled foreign corporation” (a “CFC”), for United States Federal income tax purposes, and the Company does not expect to become a PFIC, a FPHC or a CFC.  If the Company were, or were to become, a PFIC, a FPHC, or a CFC, some or all United States shareholders would be required to include in their taxable income certain undistributed amounts of the Company’s income, or, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including gains on the sale of stock.

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

Canadian Federal Income Tax Considerations

Dividends paid on common shares held by non-residents of Canada will generally be subject to Canadian withholding tax.  This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty.  The Canada-U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on common shares is 5%, if such dividends were paid to a shareholder which is a company and which owns at least 10% of the voting stock of the Company, or 15% in all other cases.  Generally, a non-resident of Canada who holds common shares as capital property will not be subject to Canadian federal income tax on capital gains realized on the disposition of his or her common shares provided that during the five years preceding the disposition the non-resident, together with non-arm’s-length persons, has not at any time owned 25% or more of the issued shares of any class of the Company.

ITEM 6-SELECTED FINANCIAL DATA

The following table is derived in part from the audited consolidated financial statements of the Company.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with principles generally accepted in the United States (except as described in footnote 1 to this table and note 15 to the Company’s consolidated financial statements).  This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

	Selected Financial Data(1)	Year ended December 31
		2001	2000	1999	1998	1997
	millions of U.S. dollars except for gold price and per share data
	Statement of Operations Data
	Revenue	$237.7	$281.0	$210.4	$232.2	$305.4
	Average gold price realized per ounce	$305	$319	$325	$333	$362
	Earnings (loss) before taxes(2)	$(8.8)	$16.8	$(37.1)	$(19.8)	$(418.7)
	Effective tax rate	35.7%	(10.4)%	(0.6)%	(1.8)%	(0.4)%
	Net earnings (loss)(2)	$(5.7)	$18.6	$(37.3)	$(20.1)	$(420.5)
	Net earnings (loss) attributable to common shareholders(2)(3)	$(23.0)	$3.2	$(51.0)	$(32.6)	$(426.2)
	Net earnings (loss) per common share(2)(3)	$(0.16)	$0.02	$(0.36)	$(0.23)	$(3.06)
	Weighted average common shares outstanding (millions)	140.6	140.6	140.6	140.1	139.4
	Balance Sheet Data
	Working capital (deficiency)	$1.6	$2.7	$4.0	$(0.5)	$(28.7)
	Current ratio	1.03	1.04	1.07	0.99	0.73
	Total assets	$260.8	$313.6	$340.2	$368.1	$432.8
	Debt	$23.7	$32.5	$56.7	$52.8	$66.5
	Deferred income taxes	$0.9	$4.7	$7.4	$7.5	$7.9
	Shareholders’ equity	$106.8	$116.8	$101.1	$133.8	$153.7
	Common shares outstanding (millions)	140.6	140.6	140.6	140.6	139.4
	Other Data
Dividends paid on common shares	- total	$—	$—	$—	$—	$—
	- per share	$—	$—	$—	$—	$—
	Net cash flows provided from (used in) operating activities	$31.6	$46.5	$29.6	$12.1	$(12.0)
	Capital and exploration spending	$26.2	$16.5	$14.7	$24.1	$151.1

(1)               This information should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes.  Commitments and contingencies are described in note 19 to the Company’s consolidated financial statements.  The Company’s consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles.  Had the consolidated financial statements been prepared in accordance with U.S. generally accepted accounting principles, certain selected financial data would be disclosed as follows.  See also note 15 to the Company’s consolidated financial statements.

	2001	2000	1999	1998	1997
Earnings (loss) before income taxes	$(32.2)	$0.5	$(48.1)	$(40.4)	$(499.9)
Net earnings (loss)	$(29.1)	$2.3	$(48.3)	$(40.8)	$(454.7)
Net earnings (loss) per common share	$(0.21)	$0.02	$(0.34)	$(0.29)	$(3.26)
Total assets	$234.4	$314.5	$341.3	$370.1	$435.5
Debt	$117.0	$126.5	$151.3	$144.9	$159.3
Accrued interest on capital securities	$64.2	$46.1	$30.0	$15.7	$3.0
Deferred income taxes	$0.9	$4.7	$7.4	$7.5	$7.9
Shareholders’ equity (deficit)	$(29.8)	$(19.5)	$(19.6)	$24.2	$67.4

(2)               In 2001, the Company recorded a $4.4 million provision for impaired assets ($0.03 per share).  In 1997, the Company recorded a $362.7 million provision for impaired assets and other charges ($2.60 per share).

(3)               After interest expense on the equity portion of the capital securities, issued in 1997.  See note 7 to the consolidated financial statements.

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion of the financial results of the Company’s operations for the years 1999 through 2001 should be read in conjunction with the financial data and the Company’s consolidated financial statements included elsewhere in this report.  The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada.  Except as described in note 15 to the Company’s consolidated financial statements, they conform in all material respects to those principles generally accepted in the United States.

Material changes in the Company’s reserves may significantly impact results of operations and asset carrying values.  See the discussion of reserves in “Business and Properties-Reserves.”

The following contains statements that are, by their nature, forward-looking and uncertain.  See “Cautionary ‘Safe Harbor’ Statement under the United States Private Litigation Reform Act of 1995,” “Business and Properties-Risk Factors” and “Commitments and Contingencies” for a discussion of certain factors that should be considered in evaluating these statements.

SUMMARY

The Company had a net loss of $5.7 million ($0.16 loss per share) in 2001 compared with net earnings of $18.6 million ($0.02 earnings per share) in 2000 and a net loss of $37.3 million ($0.36 loss per share) in 1999.  The 2001 results compared to 2000 reflect 41% lower silver sales volume, lower gold and silver prices realized and the provision for impaired assets at Kettle River.  These factors were partially offset by lower depreciation, amortization, reclamation, exploration and development expenses.  The 2000 results compared to 1999 reflect 39% higher gold and 35% higher silver sales volume, the 1999 loss on the sale of the Company’s interest in Paredones Amarillos, and lower depreciation and amortization.  These factors were partially offset by increased operating costs and lower gold and silver prices realized in 2000.

The Company produced 657,784 ounces of gold during the year, a decrease of 5% from 2000 and 6.5 million ounces of silver during the year, a decrease of 48% from 2000.  Production targets for 2002 are 535,000 ounces of gold and 1.3 million ounces of silver.  The expected decline in production results from the completion of operations at McCoy/Cove and Kettle River.

The average gold price realized by the Company in 2001 was $305 per ounce.  This was above the average market price of $271 per ounce in 2001, but lower than the $319 per ounce average price realized in 2000. The Company has forward sales contracts on 60,000 ounces of its estimated 2002 gold production at a minimum average price of $293 per ounce.

In 2001, operating activities provided net cash flows of $31.6 million.

RESULTS OF OPERATIONS

Revenue

Revenue decreased to $237.7 million in 2001 from $281.0 million in 2000, reflecting 1% lower gold volume ($3.0 million) and 41% lower silver sales volume ($27.0 million), resulting primarily from lower grades and decreased production at McCoy/Cove.  Revenues were also affected by lower gold prices realized ($9.2 million) and silver prices realized ($4.2 million). Revenue increased to $281.0 million in 2000 from $210.4 million in 1999, reflecting higher gold and silver sales volume ($79.8 million), resulting primarily from the recommencement of Lupin operations and increased production at McCoy/Cove.  These factors were partially offset by lower gold and silver prices realized.

Operating Costs

Consolidated cash operating costs per ounce of gold produced were $223 in 2001, $193 in 2000 and $215 in 1999.  Cash operating costs generally reflect mining and processing costs, most significantly labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. Cash operating costs per ounce were higher in 2001 compared to 2000, reflecting lower production at McCoy/Cove and Kettle River and increased fuel, electricity and reagent costs at Round Mountain. Cash operating costs per ounce were lower in 2000 compared to 1999, reflecting increased grades and higher production at McCoy/Cove.

The Company’s cash operating cost target for 2002 is $225 per ounce of gold produced.

Royalties

Royalties decreased to $7.6 million in 2001 from $8.0 million in 2000 primarily due to decreased production at McCoy/Cove and Kettle River, partially offset by increased production at Round Mountain.  Royalties increased from $7.2 million in 1999 to $8.0 million in 2000 due to increased production at McCoy/Cove.  The Company’s royalty expense target for 2002 is $6 million.  See note 19 to the consolidated financial statements.

Depreciation and Amortization

Depreciation expense was $31.1 million in 2001, $32.5 million in 2000, and $40.9 million in 1999. Depreciation expense decreased in 2001 and 2000 from 1999 due to McCoy/Cove and Kettle River assets approaching the end of their useful lives and being fully depreciated and not replaced.  Depreciation per ounce was $41 in 2001, $35 in 2000 and $58 in 1999.

Amortization varies with the quantity of gold and silver sold and the mix of production from the various mines.  The quantities of the Company’s proven and probable reserves also affect amortization expense, as the Company’s investment is amortized over these ounces.  Amortization expense of $11.0 million in 2001 compared to $18.2 million in 2000 and $14.0 million in 1999 reflect changes in production levels.  Amortization per ounce was $14 in 2001, $20 in 2000 and $20 in 1999.

For 2002, the Company expects depreciation and amortization expense to be $35 million, compared to $42.1 million in 2001.

Reclamation and Mine Closure

Reclamation and mine closure expense varies with the quantity of gold and silver produced and the mix of production from the various mines.  The quantities of the Company’s proven and probable reserves also affect reclamation and mine closure expense, as the total estimated costs are accrued over these ounces. Reclamation and mine closure expense decreased by $4.5 million in 2001 compared to 2000, as McCoy/Cove was fully accrued by the end of 2000.  The increase in 2000 compared to 1999 reflects increased production.  For 2002, the Company expects this expense to be $6 million.

General and Administrative

General and administrative costs in 2001 were at the same level as in 2000. The decrease in 2000 compared to 1999 reflects downsizing and cost reduction initiatives.  For 2002, the Company expects general and administrative costs will remain at approximately $6 million.

Exploration and Development

Exploration and development expense was $3.5 million in 2001 down from $10.3 million in 2000 and $8.8 million in 1999.  Exploration and development expense includes Lupin costs relating to the recommencement of operations of $4.8 million in 2000 and annual care and maintenance costs of $3.4 million in 1999.  The Company has reduced exploration and development programs in response to market conditions, which may limit the discovery and development of new reserves.  This could have adverse implications on the Company as McCoy/Cove and Kettle River near the end of their mine lives. For 2002, the Company expects exploration and development expenditures to total $5 million.

Provision for Impaired Assets

In 2001, due to an unexpected reduction in reserves, a $4.4 million provision was made for impaired assets at Kettle River.

Loss (Gain) on Sale of Interests in Mining and Other Properties

In 1999, the Company recognized a $13.8 million loss on the sale of its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner.

LIQUIDITY AND CAPITAL RESOURCES

In 2001, the market price of gold averaged $271 per ounce.  A depressed gold price significantly affects the Company’s ability to proceed with construction of the Aquarius mine, to expand its exploration activities, to refinance its indebtedness on favorable terms or to pursue new acquisitions or investments.

Net cash flows provided from operating activities were $31.6 million in 2001, compared with net cash flows provided from operating activities of $46.5 million in 2000 and $29.6 million in 1999.  The decrease in 2001 cash flow reflects the decreased production at McCoy/Cove.

Net cash used in investing activities in 2001 totaled $24.0 million, largely related to investments in mining properties, plant and equipment at Round Mountain ($15.0 million), Kettle River ($4.2 million), Lupin ($2.6 million) and McCoy/Cove ($1.0 million).  Cash used for long-term investments was $1.9 million in 2001, primarily for reclamation and other long-term deposits.  Net cash used in financing activities was $9.5 million in 2001 reflecting debt repayments.

At December 31, 2001, the Company had $12.4 million in cash and cash equivalents and $1.9 million in short-term investments recorded at the lower of cost or fair value.  The fair value of the short-term investments at December 31, 2001 was $4.5 million.

At December 31, 2001, the Company’s current debt was $17.0 million.  Long-term debt was $6.7 million, representing the present value of the $100 million capital securities principal due in 2027.

The Company’s existing revolving credit facility is scheduled to expire in September 2002 and the Company currently has $17.0 million outstanding under this facility.  The Company believes it is currently in compliance with the credit facility covenants. The Company plans to establish a new credit facility in advance of the expiration date, although the amount of the required facility and the terms thereof are unknown.  At present, and absent new credit requirements, the Company’s need to draw down on a bank facility beyond September 30, 2002 will not be significant.

At December 31, 2001, the estimated fair value of the Company’s hedge portfolio was $1.4 million. A change in the gold price of $10 per ounce would result in a change in fair value of the hedge position by $0.9 million assuming no changes in interest rates, gold lease rates or other volatility factors underlying the Company’s hedge position.

On March 28, 2002 the Company’s common shareholders authorized the issuance of up to an aggregate of 361,561,230 common shares in exchange for the capital securities (note 7). The exchange is anticipated to be completed on or before April 15, 2002.

The Company expects to spend $11 million for capital expenditures in 2002 funded by its operating cash flow.  The Company will continue to monitor its discretionary spending in view of the current gold market, the cost structure of its operating mines and the availability of additional credit and will modify or reduce its discretionary spending where necessary.

Early in 2000, the American Stock Exchange advised the Company that its listing eligibility was under review.  The review was undertaken because the Company had fallen below two of the Exchange’s continued listing guidelines. The Company had sustained net losses in its five most recent fiscal years (1995 to 1999) and in the Exchange’s view, the Company’s shareholders’ equity under generally accepted accounting principles in the United States is inadequate.  The Company has addressed the Exchange’s concerns through periodic progress reviews and believes significant progress has been made in respect of the shareholder equity issue, with the anticipated completion of the capital securities exhange transaction.

COMMITMENTS AND CONTINGENCIES

Hedging Activities

The Company’s profitability is subject to changes in gold prices, exchange rates, interest rates and certain commodity prices.  To reduce the impact of such changes, the Company attempts to lock in the future value of certain of these items through hedging transactions.  These transactions are accomplished through the use of derivative financial instruments, the values of which are derived from movements in the underlying prices or rates.

The Company continually monitors its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting volatility of gold prices such as actual and prospective interest rate and gold lease rate performance.  Forward sales contracts obligate the Company to sell gold at a specific price on a future date.  Call options give the holder the right, but not the obligation to buy gold at a specific future date at a specific price.  These tools reduce the risk associated with gold price declines, but also could limit the Company’s participation in increases of gold prices. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine’s operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item. When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement.  Gains or losses on foreign currency hedging activities are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollars are purchased.  Gains and losses on early termination of hedging contracts are deferred until the hedged items are recognized in earnings.  Premiums paid or received on gold option contracts purchased or sold are deferred and recognized in earnings on the option expiration dates.

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

At December 31, 2001, the estimated fair value of the Company’s hedge portfolio was $1.4 million.  The Company’s current counterparties do not require margin deposits.  Sensitivity to various market factors underlying these contracts are shown in note 18 to the consolidated financial statements.

In 2001, the Company delivered approximately 19% of gold production against forward sales and put options at an average commitment price of $317 per ounce.  This compares with 37% of gold production at $313 per ounce in 2000 and 77% of gold production at $346 per ounce in 1999.  Approximately 21% of silver production was delivered against forward sales and put options at an average cash price of $5.86 per ounce in 2001.  This compares to 35% at $5.71 per ounce in 2000 and 43% at $5.66 per ounce in 1999.

The Company’s hedge position as of December 31, 2001 includes forward sales of 60,000 gold ounces at a minimum price of $293 per ounce in 2002.  These forward sales contracts and call options represent approximately 5% of current reserves.  The reduced hedging position results from continued weakness in spot gold prices and low forward premiums resulting in lower hedge prices that can be achieved.

The Company’s hedging commitments are described in note 18 to the Company’s consolidated financial statements.  See also “Qualitative and Quantitative Disclosures about Market Risk.”

Other

The Company’s operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing its future costs. Certain of the Company’s subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities.  Early in 2001, regulators in Nevada called upon two of the Company’s subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations totaling approximately $33 million.  The Company disagrees with the regulators’ position and believes that the subsidiaries qualify under the criteria set out for corporate guarantees and will oppose the regulatory position.  Although the outcome cannot be predicted, the Company and their counsel believe that the Company will prevail. See “Business and Properties - Other - Governmental and Environmental Regulation.”

The Company’s operations are subject to certain royalty obligations as described in note 19 to the Company’s consolidated financial statements.  Lease commitments are described in note 19 to the Company’s consolidated financial statements.  The Company’s provision for future reclamation and closure costs at the former Sunnyside mine in Colorado is reviewed periodically and may be adjusted, as additional information becomes available.  Other commitments and contingencies are discussed in notes 18 and 19 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Property evaluations

The Company periodically reviews mining schedules, production levels and asset lives in its life-of-mine planning for all of its operating and development properties.  Significant changes in the life-of-mine plans may occur as a result of mining experience, new ore discoveries, changes in mining methods and rates, process changes, investments in new equipment and technology, precious metals price assumptions, and other factors.  Based on this analysis, the Company reviews its accounting estimates and adjusts depreciation, amortization, deferred mining and reclamation rates for each mine where necessary. In the event of an impairment, the Company may be required to write-down the carrying value of a mine or mines. In 2001, due to an unexpected reduction in reserves, a $4.4 million provision was made for impaired assets at Kettle River.

As a result of the foregoing risks, expenditures on any and all projects, actual production quantities and rates, and cash costs may be materially and adversely affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, and estimated production dates may be delayed materially.  Any such events can materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

Reclamation and mine closure costs

Future reclamation costs are determined using management’s best estimates of the scope of work to be performed and the related costs to meet current regulatory requirements.  The estimated future reclamation and mine closure cost is $62.1 million; see note 8 to the consolidated financial statements.  These estimates may change based on future changes in operations, costs, reclamation activities and regulatory requirements.  Increases in the estimated reclamation obligations or decreases in the estimated recoverable ounces of gold could result in an increase in reclamation expense or potentially require material write-downs of mining properties.

ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis-Commitments and Contingencies” for a discussion of market risks related to the Company’s hedging activities.

The following table provides information as of December 31, 2001 about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in commodity prices, interest rates and exchange rates.

	Expected Year of Maturity
	2002	2003	2004	2005	2006	There-After	Fair Value of Financial Instruments
	(Amounts in millions of U.S.dollars, except amounts per ounce or unless otherwise noted)
Assets:
Short-term investments	—	—	—	—	—	—	$4.5
Liabilities:
Currency loans	$17.0	—	—	—	—	—	$17.0
Capital securities(1)	—	—	—	—	—	—	$6.7
Principal	—	—	—	—	—	$100.0
Fixed interest rate(2)	11%	11%	11%	11%	11%	11%
Derivative financial instruments:
Gold forward sales							$2.0
Ounces	60,000	—	—	—	—	—
Price per ounce	$293	—	—	—	—	—
Gold call options sold							$(0.7)
Ounces	120,000	—	—	—	—	—
Price per ounce	$297	—	—	—	—	—
Foreign currency contracts(3)							$0.1
Canadian dollars (000’s)	33,300	—	—	—	—	—
Exchange rate (C$ to US$1.00)	1.60	—	—	—	—	—

(1)               At December 31, 2001, the present value of the $100.0 million principal payment in 2027 was $6.7 million.  Interest accrued and deferred to December 31, 2001 was $64.2 million.  On September 5, 2001, the Company announced that it had reached an agreement with significant holders of the capital securities to exchange their capital securities for common shares.  On March 28, 2002 the Company's common shareholders authorized the issuance of up to an aggregate of 361,561,230 common shares in exchange for the capital securities. The exchange is anticipated to be completed on or before April 15, 2002. See notes 7 and 20.

(2)                 During a period of interest deferral, the interest rate on the capital securities is 12%, compounded semi-annually.

(3)     In January 2002, the Company contracted to purchase an additional C$33.0 million in 2002 at the same rate.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility for Financial Reporting

The accompanying financial statements and related data are the responsibility of management. Management has prepared the statements in accordance with accounting principles generally accepted in Canada.

The integrity of the financial reporting process is also the responsibility of management. Management maintains systems of internal controls designed to provide reasonable assurance that transactions are authorized, assets are safeguarded, and reliable financial information is produced. Management selects accounting principles and methods that are appropriate to the Company’s circumstances, and makes decisions affecting the measurement of transactions in which estimates or judgments are required to determine the amounts reported.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting. The Board carries out this responsibility principally through its Audit Committee.

The Audit Committee consists entirely of outside directors. The Committee meets periodically with management and the external auditors to discuss internal financial controls, auditing matters and financial reporting issues. The Committee satisfies itself that each party is properly discharging its responsibilities; reviews the quarterly and annual financial statements and the external auditors’ report; and recommends the appointment of the external auditors for review by the Board and approval by the shareholders.

The external auditors audit the financial statements annually on behalf of the shareholders. They also perform certain procedures related to the Company’s unaudited interim financial statements and report their findings to the Audit Committee. The external auditors have free access to management and the Audit Committee.

/s/ Robert L. Leclerc
Robert L. Leclerc
Chairman and Chief Executive Officer and Director

/s/ Tom S.Q. Yip
Tom S.Q. Yip
Vice President, Finance and Chief Financial Officer

January 31, 2002

Report of Independent Chartered Accountants

The Board of Directors

Echo Bay Mines Ltd.

We have audited the consolidated balance sheets of Echo Bay Mines Ltd. as at December 31, 2001 and 2000 and the consolidated statements of operations, deficit and cash flow for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in accordance with accounting principles generally accepted in Canada.

Edmonton, Canada	/s/ Ernst & Young LLP
January 31, 2002, except for notes 7 and 20 as to which the date is March 28, 2002	Chartered Accountants

ECHO BAY MINES LTD.

CONSOLIDATED BALANCE SHEETS

December 31

	2001	2000
thousands of U.S. dollars
ASSETS
Current assets:
Cash and cash equivalents	$12,351	$14,269
Short-term investments	1,910	2,186
Interest and accounts receivable	3,645	3,022
Inventories (note 2)	29,506	39,443
Prepaid expenses and other assets	3,725	6,058
	51,137	64,978

Plant and equipment (note 3)	120,969	138,527
Mining properties (note 3)	32,903	41,691
Long-term investments and other assets (note 4)	55,795	68,412
	$260,804	$313,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,284	$24,159
Income and mining taxes payable	3,570	5,780
Debt and other financings (note 5)	17,000	26,500
Reclamation and mine closure liabilities (note 8)	3,841	1,914
Deferred income (note 6)	876	3,964
	49,571	62,317

Debt and other financings (note 5)	6,714	6,032
Deferred income (note 6)	47,042	74,148
Reclamation and mine closure liabilities (note 8)	49,726	49,632
Deferred income taxes	925	4,694

Commitments and contingencies (notes 8, 18 and 19)

Shareholders’ equity:
Common shares (note 14), no par value, unlimited number authorized; issued and outstanding - 140,607,145 shares	713,343	713,343
Capital securities (note 7)	157,453	140,076
Deficit	(734,665)	(711,680)
Foreign currency translation	(29,305)	(24,954)
	106,826	116,785
	$260,804	$313,608

See accompanying notes.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31

	2001	2000	1999
thousands of U.S. dollars, Except for per share data
Revenue	$237,684	$280,976	$210,351
Expenses:
Operating costs	175,341	173,435	139,816
Royalties (note 19)	7,597	8,034	7,197
Production taxes	177	2,460	256
Depreciation and amortization	42,101	50,664	54,941
Reclamation and mine closure	6,098	10,572	7,025
General and administrative	5,623	5,650	7,429
Exploration and development	3,466	10,336	8,754
Interest and other (note 9)	1,722	3,012	8,194
Provision for impaired assets (note 10)	4,384	—	—
Loss on sale of interest in Paredones Amarillos (note 11)	—	—	13,795
	246,509	264,163	247,407
Earnings (loss) before income taxes	(8,825)	16,813	(37,056)
Income tax expense (recovery) (note 12)	(3,147)	(1,748)	216
Net earnings (loss)	$(5,678)	$18,561	$(37,272)
Net earnings (loss) attributable to common shareholders (note 7)	$(22,985)	$3,164	$(50,969)

Earnings (loss) per share—basic and fully diluted	$(0.16)	$0.02	$(0.36)
Weighted average number of shares outstanding (thousands)—basic and fully diluted	140,607	140,607	140,607

CONSOLIDATED STATEMENTS OF DEFICIT

Year ended December 31

	2001	2000	1999
thousands of U.S. dollars
Balance, beginning of year	$(711,680)	$(714,844)	$(663,875)
Net earnings (loss)	(5,678)	18,561	(37,272)
Interest on capital securities, net of nil tax effect (note 7)	(17,307)	(15,397)	(13,697)
Balance, end of year	$(734,665)	$(711,680)	$(714,844)

See accompanying notes.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended December 31

	2001	2000	1999
thousands of U.S. dollars
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net earnings (loss)	$(5,678)	$18,561	$(37,272)
Add (deduct):
Depreciation	31,093	32,457	40,957
Amortization	11,008	18,207	13,984
Amortization (deferral) of mining costs	6,118	4,202	(8,107)
Deferred income included in revenue (note 6)	(18,609)	(24,473)	(11,129)
Deferred income included in operating costs (note 6)	(2,846)	(3,149)	—
Deferral of gains on restructuring of hedge commitments	—	4,287	14,324
Deferred income taxes	(3,358)	(2,400)	—
Net gain on sale of other assets (note 9)	(700)	(432)	(736)
Unrealized losses on share investments	150	28	1,508
Provision for impaired assets (note 10)	4,384	—	—
Loss on sale of interest in Paredones Amarillos (note 11)	—	—	13,795
Other	588	(1,084)	651
Change in cash invested in operating assets and liabilities:
Interest and accounts receivable	(648)	(85)	864
Inventories	8,780	(2,869)	882
Prepaid expenses and other assets	166	(31)	290
Accounts payable and accrued liabilities	3,304	496	(459)
Income and mining taxes payable	(2,174)	2,790	13
	31,578	46,505	29,565
INVESTING ACTIVITIES
Mining properties, plant and equipment	(22,817)	(11,589)	(25,158)
Long-term investments and other assets	(1,879)	(524)	(5,135)
Proceeds on sale of plant and equipment	943	332	972
Cost of repurchase of gold and silver hedging contracts	—	—	(3,334)
Other	(243)	894	(926)
	(23,996)	(10,887)	(33,581)
FINANCING ACTIVITIES
Debt borrowings	—	12,000	17,000
Debt repayments	(9,500)	(36,750)	(16,181)
Other	—	—	(1,389)
	(9,500)	(24,750)	(570)
Net increase (decrease) in cash and cash equivalents	(1,918)	10,868	(4,586)
Cash and cash equivalents, beginning of year	14,269	3,401	7,987
Cash and cash equivalents, end of year	$12,351	$14,269	$3,401

See accompanying notes.

ECHO BAY MINES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Echo Bay Mines Ltd. mines, processes and explores for gold and silver. Gold accounted for 86% of 2001 revenue and silver 14%. The Company has four operating mines: Round Mountain and McCoy/Cove in Nevada, U.S.A.; Kettle River in Washington, U.S.A.; and Lupin in Nunavut Territory, Canada.  All of the Company’s mines are 100% owned except for Round Mountain, which is 50% owned.

The Company’s financial position and operating results are directly affected by the market price of gold in relation to the Company’s production costs.  Silver price fluctuations also affect the Company’s financial position and operating results, although to a lesser extent.  Gold and silver prices fluctuate in response to numerous factors beyond the Company’s control.

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

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Interests in joint ventures, each of which by contractual arrangement is jointly controlled by all parties having an equity interest in the joint venture, are accounted for using the proportionate consolidation method to consolidate the Company’s share of the joint venture’s assets, liabilities, revenues and expenses.

Share investments

Short-term investments, comprised of publicly traded common shares, are recorded at the lower of cost or quoted market prices, with unrealized losses included in income.  Long-term common share investments are recorded at cost.  A provision for loss is recorded in income if there is a decline in the market value of a long-term share investment that is other than temporary.  If the Company’s share investment represents more than a 20% ownership interest and the Company can exercise significant influence over the investee, the equity method of accounting is used.  The equity method reports the investment at cost adjusted for the Company’s pro rata share of the investee’s undistributed earnings or losses since acquisition.

Foreign currency translation

The Company’s self-sustaining Canadian operations are translated into U.S. dollars using the current-rate method, which translates assets and liabilities at the year-end exchange rate and translates revenue and expenses at average exchange rates.  Exchange differences arising on translation are recorded as a separate component of shareholders’ equity.  The change in the balance is attributable to fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

Revenue recognition

Revenue is recognized when title to delivered gold or silver and the risks and rewards of ownership pass to the buyer.

Earnings (loss) per share

Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during the year.  For per share calculations, the amount of capital securities interest that is charged directly to the deficit decreases the earnings, or increases the loss, attributable to common shareholders.  Fully diluted earnings (loss) per share are the same as basic earnings (loss) per share because the Company’s outstanding options are not dilutive.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Precious metals and in-process inventories are valued at the lower of cost, using the “first-in, first-out” method, or net realizable value.  Materials and supplies are valued at the lower of average cost or replacement cost.

Plant and equipment

Plant and equipment are recorded at cost.  Depreciation is provided using the straight-line method over each asset’s estimated economic life to a maximum of 20 years.

Mining properties - producing mines’ acquisition and development costs

Mining properties are recorded at cost of acquisition.  Mine development costs include expenditures incurred to develop new ore bodies, to define further resources in existing ore bodies and to expand the capacity of operating mines.  These expenditures are amortized against earnings on the unit-of-production method based on estimated recoverable ounces of gold. Estimated recoverable ounces of gold include proven and probable reserves and non-reserve material when sufficient objective evidence exists to determine that it is probable the non-reserve material will be produced.

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

Development properties

At properties identified as having the potential to add to the Company’s proven and probable reserves, the direct costs of acquisition and development are capitalized only if there is sufficient objective evidence to indicate that it is probable that the property will become an operating mine. Factors considered in making this assessment include the existence and nature of known resources and proven and probable reserves, whether the proximity of the property to existing mines and ore bodies increases the probability of developing an operating mine, the results of recent drilling on the property and the existence of feasibility studies or other analyses demonstrating the existence of commercially recoverable ore.  Capitalized costs are evaluated for recoverability when events or circumstances indicate that investment in the property may be impaired and are written off if it is determined that the project is not commercially feasible in the period in which this determination is made.  The assessment of cost recoverability is based on proven and probable reserves on the property, if any, as well as resources which do not meet the criteria for classification as a proven or probable reserve.  If production commences, capitalized costs are transferred to “producing mines’ acquisition and development costs” and amortized as described above.

For the purpose of preparing financial information in accordance with United States generally accepted accounting principles, all costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed.  No costs have been capitalized in the periods covered by these financial statements that do not meet the criteria for capitalization under both Canadian and U.S. generally accepted accounting standards.

Deferred mining costs

Mining costs incurred to remove ore and waste from an open pit and to access new production areas in an underground mine are capitalized as long-term deferred costs.  These costs are deferred because they relate to gold that will be produced in future years and they are charged to operating costs in the period that the related production occurs.

For open pit operations, mining costs are capitalized on an individual mine basis, using the ratio of total tons of waste and ore to be mined to total gold ounces to be recovered over the life of the mine.  Costs are capitalized in periods when the ratio of tons mined to gold produced exceeds the expected average for the mine.  Amortization occurs in periods when the ratio is less than the expected average.  This accounting method considers variations in grade and recovery in addition to waste-to-ore ratios and results in the recognition of mining costs evenly over the life of the mine as gold is produced.

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

Income taxes

In 2000, the Company adopted the provisions of CICA Handbook Section 3465 “Income Taxes” on a prospective basis.  The provisions require the use of the liability method of tax allocation and the recognition of deferred income taxes based on the differences between the carrying amounts of assets and liabilities for accounting and tax purposes.  The adoption of the standard had no effect on the Company’s financial statements.

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

The Company’s estimates of future cash flows are subject to risks and uncertainties. It is possible that changes may occur which could affect the recoverability of the Company’s long-lived assets.

For the purpose of preparing financial information in accordance with United States generally accepted accounting principles, estimated recoverable ounces of gold include proven and probable reserves. Impairment amounts reported in these financial statements under Canadian or U.S. generally accepted accounting standards are not affected by this difference.

Reserve risks

If the Company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than the $300 per ounce price used at December 31, 2001, there would likely be a material reduction in the amount of gold reserves.  In addition, if the price realized by the Company for its gold or silver bullion were to decline substantially below the price at which mineral reserves were calculated for a sustained period of time, the Company potentially could experience material write-downs of its investment in its mining properties.  Under certain of such circumstances, the Company might discontinue the development of a project or mining at one or more of its properties or might temporarily suspend operations at a producing property and place that property in a “care and maintenance” mode.  Reserves could also be materially and adversely affected by changes in operating and capital costs and short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types.

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

Employee benefit plans

Obligations and related costs under defined contribution employee benefit plans are accrued as the benefits are earned by the employees.  The Company does not have any defined benefit plans.

Stock-based compensation plans

The Company has three stock-based compensation plans, which are described in note 14.  No compensation expense is recognized for these plans when the stock or stock options are issued to employees.  Any consideration paid by employees on the exercise of stock options is credited to share capital.

Hedging activities

The Company’s profitability is subject to changes in gold and silver prices, exchange rates, interest rates and certain commodity prices.  To reduce the impact of such changes, the Company locks in the future value of certain of these items through hedging transactions.  These transactions are accomplished through the use of derivative financial instruments, the value of which is derived from movements in the underlying prices or rates.

The gold- and silver-related instruments used in these transactions include forward sales contracts and options. These forward sales contracts obligate the Company to sell gold or silver at a specific price on a future date.  Call options give the holder the right, but not the obligation to buy gold or silver at a specific future date at a specific price.  These tools reduce the risk of gold and silver price declines, but also could limit the Company’s participation in increases of gold and silver prices.  The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine’s operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

Gains and losses resulting from hedging activities are recognized in earnings on a basis consistent with the hedged item.  When hedged production is sold, revenue is recognized in amounts implicit in the commodity loan, delivery commitment or option agreement.  Gains or losses on foreign currency are recorded in operating costs, or capitalized in the cost of assets, when the hedged Canadian dollar transactions occur.  Gains and losses on early termination of hedging contracts are deferred until the formerly hedged items are recognized in earnings.  Premiums paid or received on gold and silver option contracts purchased or sold are deferred and recognized in earnings on the option expiration dates.  Call options written after October 24, 2000 are carried at fair value in accordance with Emerging Issues Committee Abstract 113, “Accounting by Commodity Producers for Written Call Options.”

2.      INVENTORIES

	2001	2000
Precious metals bullion	$12,215	$18,357
In-process	5,720	8,293
Materials and supplies	11,571	12,793
	$29,506	$39,443

3.      PROPERTY, PLANT AND EQUIPMENT

Net book value			2001	2000
Property and percentage owned	Plant and Equipment	Mining Properties	Net Book Value	Net Book Value
Round Mountain (50%)	$57,387	$18,614	$76,001	$81,333
McCoy/Cove (100%)	10,093	11	10,104	20,786
Lupin (100%)	20,638	1,555	22,193	26,066
Kettle River (100%)	—	—	—	1,948
Aquarius (100%)	30,957	12,723	43,680	48,025
Other	1,894	—	1,894	2,060
	$120,969	$32,903	$153,872	$180,218

Plant and equipment	2001		2000
	Cost	Net Book Value	Cost	Net Book Value
Land improvements and utility systems	$72,977	$3,220	$72,853	$5,165
Buildings	153,779	25,466	155,893	33,518
Equipment	385,086	53,371	384,236	62,311
Construction in progress	43,337	38,912	40,671	37,533
	$655,179	$120,969	$653,653	$138,527

Mining properties	2001	2000
Producing mines’ acquisition and development costs	$280,545	$276,951
Less accumulated amortization	260,365	248,792
	20,180	28,159
Development properties’ acquisition and development costs	12,723	13,532
	$32,903	$41,691

During 2001, the Company wrote down the carrying values of the Kettle River mine (note 10).

4.                   LONG-TERM INVESTMENTS AND OTHER ASSETS

	2001	2000
Modification of hedging contracts	$29,305	$30,458
Deferred mining costs	15,648	21,808
Reclamation and other deposits	10,485	8,639
Premiums paid on gold and silver option contracts	1,871	11,115
Other	357	253
	57,666	72,273
Less current portion included in prepaid expenses and other assets	1,871	3,861
	$55,795	$68,412

Modification of hedging contracts

Losses on the early termination or other restructuring of gold and silver hedging contracts are deferred until the formerly hedged items are recognized in earnings.  These deferred losses are expected to be recognized as follows: $5.0 million in 2002, $5.2 million in 2003, $11.0 million in 2004, $4.6 million in 2005, $1.9 million in 2006 and $1.6 million thereafter.  Refer to note 6 for a discussion of the deferral of gains on the modification of hedging contracts.

Deferred mining costs

The deferred mining ratio for the Round Mountain mine in 2001 was 112 tons per ounce recovered (2000 - 127 tons, 1999 - 127 tons). The deferred mining ratio for the McCoy/Cove mine in 2001 was 15 tons per ounce recovered (2000 - 76 tons, 1999 - 60 tons).

Premiums paid on gold and silver hedging contracts

Premiums paid on gold and silver hedging contracts are deferred and recognized in earnings on their expiration dates.  These deferred premiums will be recognized in 2002.  Refer to note 6 for a discussion of the deferral of premiums received on gold and silver option contracts sold.

5.      DEBT AND OTHER FINANCINGS

	2001	2000
Currency loans	$17,000	$26,500
Capital securities (note 7)	6,714	6,032
	23,714	32,532
Less current portion	17,000	26,500
	$6,714	$6,032

Currency loans

On October 5, 2001, a new $17 million revolving credit and $4 million letter of credit facility was established with HSBC Bank USA. The new facility has been guaranteed by an affiliate of Franco-Nevada Mining Corporation Limited.  The Company has drawn down on the revolving credit facility to repay bank debt of $17 million and has replaced the $4 million letter of credit issued under the previous facility.  The principal amount of the credit facility matures on September 30, 2002 and interest is payable quarterly at LIBOR plus 2.125%.  As a result of Franco-Nevada agreeing to give this guarantee, the interest rate payable by the Company is lower than it would have been without the guarantee.  Accordingly, the Company has agreed to pay Franco-Nevada a fee equal to 50 percent of the saving realized by the Company.  At December 31, 2001, the effective interest rate on the revolving loan was 4.335%.

Other information

Certain of the Company’s financing arrangements require it to maintain specified ratios of assets to liabilities and cash flow to debt. The Company is in compliance with these ratios and other covenant requirements.

The Company had $24.7 million in outstanding surety bonds and letters of credit at December 31, 2001, primarily related to the bonding of future reclamation obligations.  At December 31, 2001, annual fees on the letters of credit range from 0.5% to 2.125%.

Interest payments were $1.8 million in 2001, $4.3 million in 2000 and $5.0 million in 1999.

6.      DEFERRED INCOME

	2001	2000
Modification of hedging contracts	$47,042	$66,471
Premiums received on gold and silver hedging contracts	876	11,641
	47,918	78,112
Less current portion	876	3,964
	$47,042	$74,148

Modification of hedging contracts

Gains on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred until the formerly hedged items are recognized in earnings.  These deferred gains are expected to be recognized as follows: $35.6 million in 2002, $2.5 million in 2003, $3.9 million in 2004, $3.7 million in 2005 and $1.3 million in 2006.  Refer to note 4 for a discussion of the deferral of losses on the modification of hedging contracts.

Premiums received on gold and silver option contracts

Premiums received on gold and silver option contracts sold are deferred and recognized in earnings on the option expiration dates.  These deferred premiums will be recognized in 2002.  Refer to note 4 for a discussion of the deferral of premiums paid on gold and silver hedging contracts.

7.      CAPITAL SECURITIES

In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027.  The effective interest rate on the capital securities is 11%, or 12% compounded semi-annually during a period of interest deferral.

The Company has the right to defer interest payments on the capital securities for a period not to exceed 10 consecutive semi-annual periods.  During a period of interest deferral, interest accrues at a rate of 12% per annum, compounded semi-annually, on the full principal amount and deferred interest.  Since April 1998, the Company has exercised its right to defer its interest payments to holders of the capital securities.  Interest accrued and deferred to date amounts to $64.2 million at December 31, 2001 and is payable no later than April 1, 2003 together with any additional compounded or deferred interest up to that date. The Company, at its option, may satisfy its deferred interest obligation by delivering common shares to the indenture trustee for the capital securities.  The trustee would sell the Company’s shares and remit the proceeds to the holders of the securities in payment of the deferred interest obligation.  Deferred interest obligations not settled with proceeds from the sale of shares remain an unsecured liability of the Company.  The present value of the capital securities’ principal amount, $6.7 million, has been classified as debt within gold and other financings (note 5).  The present value of the future interest payments of $93.3 million plus deferred accrued interest has been classified within a separate component of shareholders’ equity as the Company has the unrestricted ability to settle the future interest payments by issuing its own common shares to the trustee for sale.  Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings, and interest on the equity portion of the capital securities has been charged directly to deficit on the consolidated balance sheet.  For purposes of per share calculations, interest on the equity portion decreases the earnings attributable to common shareholders.  See note 15 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

On March 28, 2002 the Company’s common shareholders authorized the issuance of up to an aggregate of 361,561,230 common shares in exchange for the capital securities. The exchange is anticipated to be completed on or before April 15, 2002.

8.      RECLAMATION AND MINE CLOSURE LIABILITIES

	2001	2000
Round Mountain	$ 13,674	$ 10,659
McCoy/Cove	17,546	19,284
Lupin	9,584	8,280
Kettle River	9,119	8,620
Sunnyside	3,644	4,703
	53,567	51,546
Less current portion	3,841	1,914
	$ 49,726	$ 49,632

At December 31, 2001, the Company’s estimate of future reclamation and mine closure costs is $62.1 million, which it believes will meet current regulatory requirements.  The aggregate obligation accrued to December 31, 2001 was $53.6 million, including accruals of $7.4 million in 2001, $10.6 million in 2000, and $7.0 million in 1999.  The remaining $8.5 million, including $6.6 million at Round Mountain and $1.9 million at Lupin, will be accrued on the unit-of-production method over the remaining life of each mine.  Assumptions used to estimate reclamation and mine closure costs are based on the work that is required under currently applicable permits, laws and regulations.  These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

9.      INTEREST AND OTHER

	2001	2000	1999
Interest income	$(760)	$(964)	$(166)
Interest expense	2,560	5,194	4,723
Unrealized loss on share investments	150	28	1,508
Gain on sale of share investments	—	(181)	(485)
Gain on sale of plant and equipment	(700)	(251)	(251)
Alaska - Juneau reclamation	—	(2,048)	—
Other	472	1,234	2,865
	$1,722	$3,012	$8,194

10.            PROVISION FOR IMPAIRED ASSETS

The recoverability of the Company’s carrying values of its operating and development properties are assessed by comparing carrying values to estimated future net cash flows from each property when conditions are present indicating impairment may exist.  In 2001, the Company recorded a $4.4 million provision for impaired assets relating to its Kettle River mine due to an unexpected decrease in reserves.

11.    LOSS ON SALE OF INTEREST IN PAREDONES AMARILLOS

The Company agreed in 1999 to sell its 60% interest in the Paredones Amarillos project in Mexico to its joint venture partner.  In return, the Company received full ownership of a mill, valued at $2.5 million, owned by the joint venture and a 2% net profits royalty capped at $2.0 million related to Paredones Amarillos production.  The joint venture partner assumed all project liabilities.  In 1999, the Company recognized a loss on the sale of Paredones Amarillos of $13.8 million.

12.    INCOME TAX EXPENSE

Geographic components

The geographic components of earnings before income tax expense and income tax expense were as follows.

	2001	2000	1999
Earnings (loss) before income taxes:
Canada	$952	$637	$(22,386)
United States and other	(9,777)	16,176	(14,670)
	$(8,825)	$16,813	` (37,056)
Current income tax expense:
Canada	$166	$201	$216
United States and other	45	451	—
	211	652	216
Deferred income tax expense (recovery):
Canada	(3,358)	(2,400)	—
United States and other	—	—	—
	(3,358)	(2,400)	—
Income tax expense (recovery)	$(3,147)	$(1,748)	$216

Effective tax rate

The effective tax rate on the Company’s earnings differed from the combined Canadian federal and provincial corporate income tax rates of 43.1% for 2001 and 2000 and 43.5% for 1999 for the following reasons.

	2001	2000	1999
Earnings (loss) before income taxes	$(8,825)	$16,813	$(37,056)
Income tax effect of:
Expected Canadian federal and provincial corporate income taxes	$(3,805)	$7,246	$(16,115)
Utilization of net operating loss	—	(5,760)	(838)
Operating loss from which no tax benefit is derived	3,964	—	—
Canadian resource allowance and earned depletion	(172)	113	(2,153)
Foreign earnings subject to different income tax rates	965	(1,326)	18,182
Other items	(4,099)	(2,021)	1,140
Income tax expense (recovery)	$(3,147)	$(1,748)	$216
Effective tax rate (current and deferred)	35.7%	(10.4)%	(0.6)%

Loss carryforwards

At December 31, 2001, the Company had U.S. net operating loss carryforwards of approximately $416 million to apply against future taxable income and $207 million to apply against future alternative minimum taxable income. These loss carryforwards do not include the provisions for impaired assets, which have not yet been recognized fully for income tax purposes. The net operating loss carryforwards expire at various times from 2002 to 2021. Additionally, the Company has Canadian non-capital loss carryforwards of approximately $81 million and net capital loss carryforwards of approximately $202 million. The non-capital loss carryforwards expire at various times from 2003 to 2008.  The net capital loss carryforwards have no expiration date.

Deferred tax liabilities and asset

 Significant components of the Company’s deferred tax liabilities and assets are as follows.

	2001			2000
	Canada	U.S. and other	Total	Canada	U.S. and other	Total
millions of U.S. dollars
Deferred tax liabilities:
Tax over book depreciation and depletion	$3.3	$—	$3.3	$6.4	$—	$6.4
Other tax liabilities	2.7	—	2.7	5.3	0.8	6.1
Total deferred tax liabilities	6.0	—	6.0	11.7	0.8	12.5
Deferred tax assets:
Net operating loss and other carryforwards	120.3	147.9	268.2	117.2	145.0	262.2
Book over tax depreciation and depletion	33.0	21.3	54.3	34.5	13.2	47.7
Accrued liabilities	5.1	17.6	22.7	4.7	19.8	24.5
Other tax assets	1.8	4.7	6.5	9.2	4.7	13.9
Total deferred tax assets before allowance	160.2	191.5	351.7	165.6	182.7	348.3
Valuation allowance for deferred tax assets	(155.1)	(191.5)	(346.6)	(158.6)	(181.9)	(340.5)
Total deferred tax assets	5.1	—	5.1	7.0	0.8	7.8
Net deferred tax liabilities	$0.9	$—	$0.9	$4.7	$—	$4.7

The net increase in the valuation allowance for deferred tax assets was $6.1 million for 2001 and $71.0 million for 2000.

Income tax payments

Income tax payments were $0.7 million in 2001, $0.2 million in 2000 and $0.2 million in 1999.

13.    PREFERRED SHARES

The Company is authorized to issue an unlimited number of preferred shares, issuable in series.  Each series is to consist of such number of shares and to have such designation, rights, privileges, restrictions and conditions as may be determined by the directors.  No preferred shares are currently issued.

14.    COMMON SHARES

The Company had 140,607,145 common shares outstanding during each of the three years ended December 31, 1999, 2000 and 2001.

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

Changes in the number of options outstanding during the three years ended December 31, 2001 were as follows.

	Employee Share Incentive Plan			Director Equity Plan
	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 1998	4,977,320	C$	10.44	240,450	C$	11.14
1999: Options granted	1,170,000	2.55		—	—
Options expired	(34,937)	9.75		—	—
Options forfeited	(618,697)	9.94		—	—
Options outstanding, December 31, 1999	5,493,686	C$	8.82	240,450	C$	11.14
2000: Options granted	—	—		—	—
Options expired	(100,458)	12.88		—	—
Options forfeited	(1,021,417)	8.92		(13,000)	5.85
Options outstanding, December 31, 2000	4,371,811	C$	8.71	227,450	C$	11.44
2001: Options granted	—	—		—	—
Options expired	(64,655)	8.88		—	—
Options forfeited	(666,589)	8.66		—	—
Options outstanding, December 31, 2001	3,640,567	C$	8.72	227,450	C$	11.44

The number of shares reserved for future grants at December 31, 2001 is 5,971,935 under the Employee Share Incentive Plan.  The number and weighted average price of shares exercisable under the Employee Share Incentive Plan are 3,076,154 at C$9.80 at December 31, 2001; 3,389,484 at C$10.41 at December 31, 2000; and 3,521,787 at C$11.66 at December 31, 1999.  The number and weighted average price of shares exercisable under the Director Equity Plan are 217,700 at C$11.78 at December 31, 2001; 196,575 at C$12.40 at December 31, 2000; and 171,575 at C$12.73 at December 31, 1999.

Options outstanding at December 31, 2001 had the following characteristics.

Number of Shares Outstanding	Exercise Price Range	Weighted Average Exercise Price of Shares Outstanding		Weighted Average Years Until Expiration	Number of Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
Employee Share Incentive Plan
1,402,533	C$2.55 — 3.59	C$	2.94	8	838,120	C$	3.04
1,007,721	5.75 — 10.70	8.73		5	1,007,721	8.73
1,110,563	13.38 — 16.50	14.95		3	1,110,563	14.95
119,750	18.25 — 19.63	18.48		4	119,750	18.48
Director Equity Plan
143,000	C$3.70 — 12.50	C$	8.67	5	133,250	C$	9.03
84,450	14.25 — 18.25	16.13		3	84,450	16.13

15.    DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

U.S. GAAP financial statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States, as described below.

In accordance with Canadian GAAP, the present value of the principal amount of the capital securities issued in 1997 is classified as debt within gold and other financings, while the present value of the future interest payments is classified as a separate component of shareholders’ equity (note 7).  The deferred accrued interest is classified within this equity component as the Company has the option to satisfy the deferred interest by delivering common shares.  The related issuance costs were allocated proportionately to deferred financing charges and retained earnings based on the debt and equity classifications.  Interest on the capital securities has been allocated proportionately to interest expense and deficit based on the debt and equity classifications.  Under U.S. GAAP, the face value of the securities would be classified entirely as debt within gold and other financings; the related issuance costs would be classified as deferred financing charges within long-term investments and other assets and would be amortized to interest expense over the life of the securities; and the interest on the capital securities would be classified entirely as interest expense.

In accordance with Canadian GAAP, certain long-term foreign exchange contracts are considered to be hedges of the cost of goods to be purchased in foreign currencies in future periods.  Gains and losses related to changes in market values of such contracts are recognized as a component of the cost of goods when the related hedged purchases occur. In 2001, the Company recognized $2.8 million in deferred foreign exchange gains.  Under U.S. GAAP, foreign exchange contracts would be carried at market value and changes included in current earnings.

In accordance with Canadian GAAP, the Company’s short-term share investments are carried at the lower of cost or market based on quoted market prices.  Under U.S. GAAP, these investments would have been marked to market, with unrealized gains or losses excluded from earnings and reported as accumulated other comprehensive income in shareholders’ equity, net of tax.

At December 31, 2001, the Company had 120,000 ounces of gold call options sold with an average strike price of $297 per ounce.  The Company sold these call options to enhance prices on certain of its gold forward contracts. In accordance with U.S. GAAP, the 120,000 ounces of gold call options sold would not qualify for hedge accounting and therefore would be marked to market at December 31, 2001.  As a result, the Company recorded a loss of $0.8 million in 2001, a gain of $3.0 million in 2000 and a loss of $2.1 million in 1999 under U.S. GAAP.

In accordance with Canadian GAAP, capitalized mine development costs include expenditures incurred to develop new ore bodies, to define further resources in existing ore bodies and to expand the capacity of operating mines.  The Company capitalized development costs of $2.2 million in 2001; $1.2 million in 2000 and $0.1 million in 1999 for the extension to the K-2 deposit at the Kettle River mine.  Under U.S. GAAP, development costs are capitalized only when converting mineralized material to reserves or for further delineation of existing reserves.  The development expenditures resulted in additions to mineralized material but did not add to mineral reserves.  Therefore under U.S. GAAP, the expenditures would be classified as exploration expense.

The effects on the consolidated statement of earnings of the above differences would have been as follows.

	2001	2000	1999
Net earnings (loss) under Canadian GAAP	$(5,678)	$18,561	$(37,272)
Additional interest expense on capital securities	(17,307)	(15,397)	(13,697)
Amortization of deferred financing costs on capital securities	(634)	(633)	(633)
Change in market value of foreign exchange contracts	426	948	5,540
Change in market value of option contracts	(1,291)	2,964	(2,146)
Amortization of deferred foreign exchange gains	(2,846)	(3,149)	—
Transition adjustment on adoption of FAS 133	(3,090)	—	—
Unrealized loss on short-term investments	150	28	—
Kettle River exploration expense	(2,234)	(1,229)	(108)
Kettle River amortization expense	2,103	163	—
Provision for impaired assets	1,305	—	—
Net earnings (loss) under U.S. GAAP	$(29,096)	$2,256	$(48,316)
Earnings (loss) per share under U.S. GAAP	$0.21	$0.02	$(0.34)

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

December 31, 2001	Canadian GAAP	Capital Securities	Derivative Contracts	Other	U.S. GAAP
Short-term investments	$1,910	$—	$—	$2,636	$4,546
Long-term investments and other assets	55,795	158	(29,305)	141	26,789
Accounts payable and accrued liabilities	24,284	—	691	—	24,975
Debt and other financings	23,714	93,286	—	—	117,000
Deferred income	47,918	—	(47,918)	—	—
Accrued interest on capital securities	—	64,167	—	—	64,167
Common shares	713,343	—	—	36,428	749,771
Capital securities	157,453	(157,453)	—	—	—
Deficit	(734,665)	158	(3,563)	(36,109)	(774,179)
Foreign currency translation	(29,305)	—	—	29,305	—
Accumulated other comprehensive loss	—	—	21,485	(26,847)	(5,362)
Shareholders’ equity (deficit)	106,826	(157,295)	17,922	2,777	(29,770)

December 31, 2000	Canadian GAAP	Capital Securities	Other	U.S. GAAP
Short-term investments	$2,186	$—	$760	$2,946
Mining properties	41,691	—	(1,174)	40,517
Long-term investments and other assets	68,412	792	533	69,737
Debt and other financings	32,532	93,968	—	126,500
Deferred income	78,112	—	(2,846)	75,266
Accrued interest on capital securities	—	46,108	—	46,108
Common shares	713,343	—	36,428	749,771
Capital securities	140,076	(140,076)	—	—
Deficit	(711,680)	792	(34,195)	(745,083)
Foreign currency translation	(24,954)	—	24,954	—
Accumulated other comprehensive loss	—	—	(24,222)	(24,222)
Shareholders’ equity (deficit)	116,785	(139,284)	2,965	(19,534)

The continuity of shareholders’ equity (deficit) from December 31, 2000 to December 31, 2001 under U.S. GAAP would have been as follows.

2001
Balance, beginning of year	$(19,534)
Net loss	(29,096)
Other comprehensive income	18,860
Balance, end of year	$(29,770)

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

	2001	2000	1999
Net earnings (loss) under U.S. GAAP	$(29,096)	$2,256	$(48,316)
Other comprehensive income (loss), after a nil income tax effect:
Unrealized gain on share investments arising during period	1,726	732	—
Foreign currency translation adjustments	(4,351)	(2,940)	4,562
Transition adjustment on adoption of FAS 133	39,234	—	—
Modification of derivative contracts realized in net income	(17,749)	—	—
Other comprehensive income (loss)	18,860	(2,208)	4,562
Comprehensive income (loss)	$(10,236)	$48	$(43,754)

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

	2001	2000
Unrealized gain on share investments	$2,458	$732
Modification of derivative contracts	21,485	—
Foreign currency translation	(29,305)	(24,954)
Accumulated other comprehensive loss	$(5,362)	$(24,222)

Stock-based compensation

Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations.  The Company has determined that it will elect to continue to follow APB No. 25 and related Interpretations in accounting for its employee and director stock options in financial information prepared in conformity with U.S. GAAP.

In accordance with Canadian GAAP and U.S. GAAP (under APB No. 25), the Company does not recognize compensation expense for stock option grants in the earnings statement, as the market prices of the underlying stock on the grant dates do not exceed the exercise prices of the options granted.

Had the Company adopted Statement No. 123 for its U.S. GAAP disclosure, the following net earnings and losses would have been reported.

	2001	2000	1999
Net earnings (loss) under U.S. GAAP	$(29,096)	$2,256	$(48,316)
Pro forma stock compensation expense,after a nil income tax effect	(405)	(929)	(1,845)
Pro forma net earnings (loss) under U.S. GAAP	$(29,501)	$1,327	$(50,161)
Pro forma earnings (loss) per share under U.S. GAAP	$(0.21)	$0.01	$(0.36)

The Company has utilized the Black-Scholes option valuation model to estimate the fair value of options granted, assuming a weighted average option life of six years, a risk-free interest rate of 6.25%, a zero dividend yield and a volatility factor of 60% for 1999 grants.  The weighted average fair value of options granted was estimated at $1.08 per share in 1999.  There were no grants in 2001 or 2000.

Derivative instruments and hedging activities

On January 1, 2001, the Company implemented FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Statement No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  The Company has designated its gold forward contracts as normal sales as defined by Statement No. 138 and these contracts are therefore excluded from the scope of Statement No. 133. Foreign exchange contracts and gold call options have not been designated as hedges for U.S. GAAP purposes and are recognized at fair value on the balance sheet with changes in fair value recorded in earnings. Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred in accumulated other comprehensive income until the formerly hedged items are recorded in earnings.  The transition adjustment recorded under U.S. GAAP at January 1, 2001 decreased assets by $18.3 million, liabilities by $54.4 million and net earnings by $3.1 million, and increased accumulated other comprehensive income by $39.2 million.

Recent accounting pronouncements

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002.  The Statement requires legal obligations associated with the retirement of long-lived assets be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived assets and allocated to expense over the useful life of the asset.  The Company will adopt Statement 143 on January 1, 2003.  Due to the number of operating facilities that the company maintains, the expected impact of adoption of Statement 143 on the Company's financial position or results of operations has not yet been determined.

Other

The estimated fair values of cash and cash equivalents, short-term investments and currency loans approximate their book values.  The fair values were determined from quoted market prices or estimated using discounted cash flow analysis.  See note 18 for further disclosure regarding estimated fair values of financial instruments.

16.    JOINT VENTURES

Summarized below is the Company’s 50% interest in the Round Mountain mine, accounted for by the proportionate consolidation method.

	2001	2000	1999
Revenues	$105,450	$90,633	$87,469
Expenses:
Operating costs	72,049	60,231	52,880
Royalties	6,881	5,585	5,021
Production taxes	664	470	57
Depreciation and amortization	20,570	18,978	17,704
Reclamation and mine closure	3,361	2,880	2,438
Exploration	663	529	431
Other	(761)	(753)	753
Earnings before income taxes	$2,023	$2,713	$8,185

	2001	2000	1999
Current assets	$40,224	$33,425	$33,105
Non-current assets	96,376	109,211	126,611
Current liabilities	(15,154)	(11,244)	(10,667)
Non-current liabilities	(15,311)	(18,023)	(18,845)
Equity	$106,135	$113,369	$130,204

	2001	2000	1999
Net cash provided from (used in):
Operating activities	$15,146	$10,849	$4,538
Investing activities	(15,046)	(4,664)	(8,229)
Financing activities	—	—	—
Net increase (decrease) in cash	$100	$6,185	$(3,691)

17.    SEGMENT INFORMATION

The Company’s management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis.  As such, the Company considers each producing minesite to be an operating segment.  The Company has four operating mines: Round Mountain and McCoy/Cove in Nevada, U.S.A.; Kettle River in Washington, U.S.A.; and Lupin in Nunavut Territory, Canada.  The Company recommenced operations at its Lupin mine in the Nunavut Territory, Canada in April 2000.  All are 100% owned except for Round Mountain, which is 50% owned.

The Company’s management generally monitors revenues on a consolidated basis. Information regarding the Company’s consolidated revenues is provided below.

	2001	2000	1999
Total gold and silver revenues	$237,684	$280,976	$210,351
Average gold price realized per ounce	$305	$319	$325
Average silver price realized per ounce	$4.70	$5.28	$5.69

In making operating decisions and allocating resources, the Company’s management specifically focuses on the production levels and operating costs incurred by each operating segment, as summarized in the following tables.

Gold Production (ounces)	2001	2000	1999
Round Mountain (50%)	373,475	320,064	270,904
McCoy/Cove	94,633	162,784	124,536
Lupin	139,327	117,729	—
Kettle River	50,349	94,086	104,396
Total gold	657,784	694,663	499,836

Silver Production (ounces)	2001	2000	1999
Total silver—all from McCoy/Cove	6,451,425	12,328,297	8,430,072

Operating costs	2001	2000	1999
Round Mountain (50%)	$72,049	$60,501	$53,055
McCoy/Cove	53,015	69,920	63,429
Lupin	34,722	22,883	—
Kettle River	15,555	20,131	23,332
Total operating costs per financial statements	$175,341	$173,435	$139,816

Royalties	2001	2000	1999
Round Mountain (50%)	$6,880	$5,585	$5,021
McCoy/Cove	213	1,228	644
Kettle River	504	1,221	1,532
Total royalties per financial statements	$7,597	$8,034	$7,197

Depreciation and amortization	2001	2000	1999
Round Mountain (50%)	$20,570	$18,978	$17,704
McCoy/Cove	12,638	21,539	22,743
Lupin	5,226	4,874	5,381
Kettle River	2,011	2,637	6,141
Depreciation of non-minesite assets	1,656	2,636	2,972
Total depreciation and amortization per financial statements	$42,101	$50,664	$54,941

Total assets	2001	2000
Minesites:
Round Mountain (50%)	$110,864	$121,592
McCoy/Cove	21,256	42,354
Lupin	31,199	34,860
Kettle River	5,351	10,101
Development properties:
Aquarius	44,048	48,437
Non-minesite assets	48,086	56,264
Total assets	$260,804	$313,608

Capital expenditures	2001	2000	1999
Round Mountain (50%)	$15,033	$4,620	$7,669
McCoy/Cove	1,002	670	1,147
Lupin	2,622	4,642	11
Kettle River	4,150	1,402	467

Deferred (applied) mining expenditures	2001	2000	1999
Round Mountain (50%)	$(5,323)	$411	$5,058
McCoy/Cove	(2,247)	(5,062)	9,534
Lupin	1,452	449	—

Financial information regarding geographic areas is set out below.

	2001	2000	1999
Revenue:
Canada	$53,160	$44,370	$—
United States	184,524	236,606	210,351
Total revenue	$237,684	$280,976	$210,351

	2001	2000
Assets:
Canada	$108,824	$118,073
United States	150,089	193,431
Other	1,891	2,104
Total assets	$260,804	$313,608

18.    HEDGING ACTIVITIES AND COMMITMENTS

The Company reduces the risk of future gold price declines by hedging a portion of its production.  The principal hedging tools used are gold forward sales contracts and options.

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

The credit risk exposure related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices.  To reduce counterparty credit exposure, the Company deals only with large, credit-worthy financial institutions and limits credit exposure to each.  The counterparties for the Company’s current hedge positions do not require margin deposits.  In addition, the Company deals only in markets it considers highly liquid to allow for situations where positions may need to be reversed.

Gains and losses on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred until the formerly hedged items are recognized in earnings (notes 4 and 6).

Premiums paid or received on gold and silver options contracts purchased or sold are deferred and recognized in earnings on the option expiration dates (notes 4 and 6).

Gold commitments

At December 31, 2001, the Company has commitments to deliver 60,000 ounces of gold at a minimum price of $293 per ounce.  The Company’s option position at December 31, 2001 included 120,000 ounces of gold call options sold at an average strike price of $297 per ounce.

Forward Sales contracts of 60,000 ounces of gold as well as the call options sold of 120,000 ounces of gold represent approximately 5% of the Company’s reserves.  This amount of future hedging is reduced from 2001.  In 2001, 19% of gold production was delivered against forward sales contracts. The reduced hedging position results from continued weakness in spot gold prices and low forward premiums resulting in lower hedge prices that can be achieved.  The Company continues to monitor its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting gold price volatility.

Currency position

At December 31, 2001, the Company had an obligation under foreign currency exchange contracts to purchase C$33.3 million in 2002 at an exchange rate of C$1.60 to U.S.$1.00. In January 2002, the Company entered into contracts to purchase an additional C$33.0 million in 2002 at the same rate.

Shown below are the carrying amounts and estimated fair values of the Company’s other outstanding hedging instruments at December 31, 2001 and 2000.

		December 31, 2001		December 31, 2000
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Gold forward sales		$—	$2,000	$—	$5,700
Silver forward sales		—	—	—	1,800
Gold options	- calls sold	(630)	(700)	(3,000)	(2,200)
	- calls purchased	—	—	6,800	2,400
Silver options	- puts purchased	—	—	1,200	1,400
	- puts sold	—	—	(1,300)	(400)
	- calls purchased	—	—	700	—
Foreign currency contracts		—	100	—	(300)
			$1,400		$8,400

Fair values are estimated for the contract settlement dates based on market quotations of various input variables.  These variables are used in valuation models that estimate the fair market value.

The fair value of the Company’s hedged position can be affected by market conditions beyond the Company’s control.  The effect of changes in various market factors on the Company’s outstanding hedged position at December 31, 2001 would be as follows.

	Amount of Change	Effect on Market Value of Hedged Position
Change in:
Gold prices	$ 10/ounce	$900
Canadian dollars	U.S.$0.01	$300
Interest rates (effect on gold and silver forward sales and options)	1%	$140

Hedging gains and losses represent the difference between spot or market prices and realized amounts. The hedging gains (losses) recognized in earnings are as follows.

	2001	2000	1999
Revenue:
Gold loans and swaps	$703	$1,289	$1,658
Gold forward sales	22,245	25,754	17,710
Silver forward sales	3,426	3,333	3,439
Gold and silver options	(402)	(506)	4,077
Operating costs:
Foreign currency contracts	(2,113)	(1,179)	(3,068)
	$23,859	$28,691	$23,816

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

Operating lease commitments

The Company’s principal lease commitments are for equipment and office premises.  The Company incurred $1.1 million in rental expense in 2001, net of $1.4 million in rental income related to office subleases.  The Company’s commitments under the remaining terms of the leases are approximately $6.7 million, payable as follows: $2.0 million in 2002, $1.6 million in 2003, $1.5 million in 2004, $1.0 million in 2005, $0.1 million in 2006 and $0.5 million thereafter.

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

On April 26, 2000, the Supreme Court of Nevada reversed the decision of the trial court and remanded the case back to the trial court for “a calculation of the appropriate [royalties] in a manner not inconsistent with this order.”  The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Echo Bay defendants petitioned that panel for a rehearing.  The petition was denied by the three member panel on May 15, 2000 and remanded to the lower court for consideration of other defenses and arguments put forth by the Echo Bay defendants.  The Echo Bay defendants filed a petition for a hearing before the full Court and on December 22, 2000, the Court recalled its previous decision.  Both the Echo Bay defendants and their counsel believe that grounds exist to modify or reverse the decision.  The Company has $1.5 million accrued related to the Summa litigation.  If the appellate reversal of the trial decision is maintained and the trial court, on remand, were to dismiss all the Echo Bay defenses, the royalty calculation at McCoy/Cove would change and additional royalties would be payable.

Handy and Harman

On March 29, 2000 Handy & Harman Refining Group, Inc., which operated a facility used by the Company for the refinement of dore bars, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The Company has a claim for gold and silver accounts at this refining facility with an estimated market value of approximately $2.4 million.  The outcome of these proceedings is uncertain at this time.

Security for reclamation

Certain of the Company’s subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities.  Early in 2001, regulators in Nevada called upon two of the Company’s subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations totaling approximately $33 million.  The Company disagrees with the regulators’ position and believes that the subsidiaries qualify under the criteria set out for corporate guarantees and will oppose the regulatory position.  Although the outcome cannot be predicted, the Company and its counsel believe that the Company will prevail.

20.            SUBSEQUENT EVENTS

On February 13, 2002, the Company entered into an agreement with Newmont Mining Corporation providing for the sale of the McCoy/Cove mine and facilities in exchange for $6.0 million and the assumption of all reclamation obligations at McCoy/Cove. The agreement is subject to the completion of due diligence by Newmont on or before July 31, 2002.

On March 28, 2002 the Company’s common shareholders authorized the issuance of up to an aggregate of 361,561,230 common shares in exchange for the capital securities (note 7).  The exchange is anticipated to be completed on or before April 15, 2002.

QUARTERLY FINANCIAL HIGHLIGHTS

(Unaudited)

(millions of U.S. dollars except per share data)

	Revenue	Net Earnings (Loss)	Earnings (Loss) per Share
2001
First quarter	$64.5	$3.8	$—
Second quarter	63.7	(0.4)	(0.03)
Third quarter	58.5	(0.2)	(0.03)
Fourth quarter	51.0	(8.9)	(0.10)
Total	$237.7	$(5.7)	$(0.16)

2000
First quarter	$51.8	$(2.7)	$(0.04)
Second quarter	84.3	10.2	0.04
Third quarter	76.4	9.0	0.04
Fourth quarter	68.5	2.1	(0.02)
Total	$281.0	$18.6	$0.02

The net loss in the fourth quarter of 2001 includes a provision for Kettle River impaired assets of $4.4 million ($0.03 per share).

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

PART IV

ITEM 14-EXHIBITS FINANCIAL STATEMENT SCHEDULES,

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

3.                                       Exhibits required to be filed by Item 601 of Regulation S-K
Exhibits 23.1 and 24 are filed herewith. All other exhibits are incorporated by reference as indicated below.

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

4.3

Second Supplemental Indenture between Echo Bay Mines Ltd. and Bankers Trust Company and Global Security for 11% Capital Securities dated September 15, 1998 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on November 2, 1998).

4.4

Third Supplemental Indenture between Echo Bay Mines Ltd. and Bankers Trust Company and Global Security for 11% Capital Securities dated December 4, 2001 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on December 5, 2001).

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

(b)     Reports on Form 8-K

Filed on October 12, 2001, related to new bank facility arrangements.

Filed on December 5, 2001, related to the third supplemental indenture dated December 4, 2001 regarding the capital securities.

Filed on February 20, 2002, related to the proposed sale of the McCoy/Cove mill complex.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO BAY MINES LTD.

By:	/s/ Robert L. Leclerc
Robert L. Leclerc, Chairman Chief Executive Officer and Director

Date:	April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

Signature	Title	Date

/s/ Robert L. Leclerc	Chairman, Chief Executive Officer and Director	April 1, 2002
Robert L. Leclerc

/s/ Tom S.Q. Yip	Vice President, Finance and Chief Financial Officer
Tom S.Q. Yip

/s/ David A. Ottewell	Controller and Principal Accounting Officer
David A. Ottewell

* JOHN N. ABELL

* PETER CLARKE

* JOHN F. MCOUAT

* with Robert L. Leclerc, a majority of the Board of Directors

* By	/s/ Lois-Ann L. Brodrick	April 1, 2002
Lois-Ann L. Brodrick, Attorney-in-fact