Form 10-Q
period 2002-03-31
ECHO BAY MINES LTD
filed 2002-04-25
CIK 722080

Use these links to rapidly review the document
ECHO BAY MINES LTD. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-8542

ECHO BAY MINES LTD.
(Exact name of registrant as specified in its charter)

Incorporated under the laws of Canada (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)
Suite 1210, 10180-101 Street Edmonton, Alberta (Address of principal executive offices)	T5J 3S4 (Zip Code)

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

Yes ☒ No ☐

Title of Class Common Shares without nominal or par value	Shares Outstanding as of April 23, 2002 502,168,375

ECHO BAY MINES LTD.

INDEX

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

ECHO BAY MINES LTD.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEETS thousands of U.S. dollars	March 31 2002	December 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,795	$12,351
Short-term investments	1,913	1,910
Interest and accounts receivable	4,007	3,645
Inventories (note 2)	35,160	29,506
Prepaid expenses and other assets	5,603	3,725

	56,478	51,137
Plant and equipment (note 3)	114,445	120,969
Mining properties (note 3)	32,139	32,903
Long-term investments and other assets (note 4)	54,341	55,795

	$257,403	$260,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,196	$24,284
Income and mining taxes payable	2,430	3,570
Debt and other financings (note 5)	17,000	17,000
Deferred income (note 6)	851	876
Reclamation and mine closure liabilities	1,748	3,841

	48,225	49,571
Debt and other financings (note 5)	6,697	6,714
Deferred income (note 6)	37,895	47,042
Reclamation and mine closure liabilities	51,198	49,726
Deferred income taxes	934	925
Commitments and contingencies (notes 11 and 12)
Shareholders' equity:
Common shares, no par value, unlimited number authorized; 140,607,145 shares issued and outstanding	713,343	713,343
Capital securities (note 7)	162,251	157,453
Deficit	(733,772)	(734,665)
Foreign currency translation	(29,368)	(29,305)

	112,454	106,826

	$257,403	$260,804

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

	Three months ended March 31
CONSOLIDATED STATEMENTS OF OPERATIONS thousands of U.S. dollars, except for per share data
	2002	2001
Revenue	$55,176	$64,461

Expenses:
Operating costs	35,096	44,623
Royalties	1,624	1,303
Production taxes	(211)	113
Depreciation and amortization	9,840	10,898
Reclamation and mine closure	1,256	1,643
General and administrative	1,313	1,603
Exploration and development	562	851
Interest and other (note 8)	222	290

	49,702	61,324

Earnings before income taxes	5,474	3,137

Income tax expense (recovery):
Current	—	184
Deferred	—	(840)

	—	(656)

Net earnings	$5,474	$3,793

Net earnings (loss) attributable to common shareholders (note 7)	$893	$(537)

Earnings per share—basic and fully diluted	$0.01	$—

Weighted average number of shares outstanding (thousands) —basic and fully diluted	140,607	140,607

	Three months ended March 31
CONSOLIDATED STATEMENTS OF DEFICIT thousands of U.S. dollars
	2002	2001
Balance, beginning of period	$(734,665)	$(711,680)
Net earnings	5,474	3,793
Interest on capital securities, net of nil tax effect (note 7)	(4,581)	(4,330)

Balance, end of period	$(733,772)	$(712,217)

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

	Three months ended March 31
CONSOLIDATED STATEMENTS OF CASH FLOW thousands of U.S. dollars
	2002	2001
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net cash flows provided from (used in) operating activities	$(237)	$14,107

INVESTING ACTIVITIES
Mining properties, plant and equipment	(2,320)	(10,357)
Long-term investments and other assets	(28)	10
Proceeds on the sale of plant and equipment	176	216
Other	(147)	74

	(2,319)	(10,057)

FINANCING ACTIVITIES
Debt repayments	—	(3,750)

	—	(3,750)

Net increase (decrease) in cash and cash equivalents	(2,556)	300
Cash and cash equivalents, beginning of period	12,351	14,269

Cash and cash equivalents, end of period	$9,795	$14,569

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        March 31, 2002

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1. GENERAL

        In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of deficit, and consolidated statement of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the "Company") as of March 31, 2002 and December 31, 2001 and the consolidated results of operations and cash flow for the three months ended March 31, 2002 and 2001. These financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Except as otherwise noted in this report, the accounting policies described in the annual report have been applied in the preparation of these financial statements.

        On February 13, 2002, the Company entered into an agreement with Newmont Mining Corporation providing for the sale to Newmont of the entire McCoy/Cove Complex. This agreement calls for a payment to the Company of $6.0 million and the assumption by Newmont of all reclamation and closure obligations at McCoy/Cove. A gain is expected on the sale of McCoy/Cove. The agreement is expressly subject to the completion of due diligence by Newmont by July 31, 2002 and there is no assurance that the transaction will be completed. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account.

Certain of the comparative figures have been restated to conform to the current year's presentation.

2. INVENTORIES

	March 31 2002	December 31 2001
Precious metals bullion	$14,021	$12,215
In-process	4,840	5,720
Materials and supplies	16,299	11,571

	$35,160	$29,506

3. PROPERTY, PLANT AND EQUIPMENT

Plant and equipment	March 31 2002	December 31 2001
Cost	$651,776	$655,179
Less accumulated depreciation	537,331	534,210

	$114,445	$120,969

Mining properties	March 31 2002	December 31 2001
Producing mines' acquisition and development costs	$281,870	$280,545
Less accumulated amortization	262,470	260,365

	19,400	20,180
Development properties' acquisition and development costs	12,739	12,723

	$32,139	$32,903

4. LONG-TERM INVESTMENTS AND OTHER ASSETS

	March 31 2002	December 31 2001
Deferred losses on modification of hedging contracts	$28,075	$29,305
Deferred mining costs	15,516	15,648
Reclamation and other deposits	10,518	10,485
Premiums paid on gold and silver option contracts	1,389	1,871
Other	232	357

	55,730	57,666
Less current portion included in prepaid expenses and other assets	1,389	1,871

	$54,341	$55,795

5. DEBT AND OTHER FINANCINGS

	March 31 2002	December 31 2001
Currency loans	$17,000	$17,000
Capital securities (note 7)	6,697	6,714

	23,697	23,714
Less current portion	17,000	17,000

	$6,697	$6,714

6. DEFERRED INCOME

	March 31 2002	December 31 2001
Deferred gains on modification of hedging contracts	$37,895	$47,042
Premiums received on gold and silver option contracts	851	876

	38,746	47,918
Less current portion	851	876

	$37,895	$47,042

7. CAPITAL SECURITIES

        In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The effective interest rate on the capital securities is 11%, or 12% compounded semi-annually during a period of interest deferral. Since April 1998, the Company has exercised its right to defer interest payments to holders of the capital securities. Interest accrued and deferred amounted to $68.9 million at March 31, 2002. The present value of the capital securities' principal amount, $6.7 million, has been classified as debt (note 5). The present value of the future interest payments of $93.3 million plus deferred accrued interest has been classified within a separate component of shareholders' equity. Interest on the debt portion of the capital securities has been classified as interest expense on the consolidated statement of earnings, and interest on the equity portion of the capital securities has been charged directly to deficit on the consolidated balance sheet. For purposes of per share calculations, interest on the equity portion decreases the earnings attributable to common shareholders. See note 9 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for the capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest (see note 13).

8. INTEREST AND OTHER

	Three months ended March 31
	2002	2001
Interest income	$(160)	$(358)
Interest expense	406	795
Other	(24)	(147)

	$222	$290

9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

U.S. GAAP financial statements

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States, as described below and in the footnotes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

	Three months ended March 31
	2002	2001
Net earnings under Canadian GAAP	$5,474	$3,793
Additional interest expense on capital securities	(4,581)	(4,330)
Amortization of deferred financing on capital securities	(158)	(158)
Change in market value of foreign exchange contracts	(43)	(1,479)
Change in market value of option contracts	(300)	(1,008)
Modification of derivative contracts realized in net earnings	344	—
Transition adjustment on adoption of FAS 133	—	(3,090)
Kettle River exploration expense	—	(506)
Kettle River amortization expense	—	514

Net earnings (loss) under U.S. GAAP	$736	$(6,264)

Earnings (loss) per share under U.S. GAAP	$0.01	$(0.04)

The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

March 31, 2002	Canadian GAAP	Capital Securities	Derivative Contracts	Other	U.S. GAAP
Short-term investments	$1,913	$—	$—	$6,362	$8,275
Long-term investments and other assets	54,341	—	(28,075)	98	26,364
Accounts payable and accrued liabilities	26,196	—	966	—	27,162
Debt and other financings	23,697	93,303	—	—	117,000
Deferred income	38,746	—	(38,746)	—	—
Accrued interest on capital securities	—	68,948	—	—	68,948
Common shares	713,343	—	—	36,428	749,771
Capital securities	162,251	(162,251)	—	—	—
Deficit	(733,772)	—	(3,519)	(36,152)	(773,443)
Foreign currency translation	(29,368)	—	—	29,368	—
Accumulated other comprehensive loss	—	—	13,224	(23,184)	(9,960)
Shareholders' equity	112,454	(162,251)	9,705	6,460	(33,632)

The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

	Three months ended March 31
	2002	2001
Net earnings (loss) under U.S. GAAP	$736	$(6,264)
Other comprehensive income (loss), after a nil income tax effect:
Unrealized gain on share investments arising during period	3,726	289
Foreign currency translation adjustments	(63)	(3,417)
Transition adjustment on implementation of FAS 133	—	39,234
Modification of derivative contracts realized in net earnings (loss)	(8,261)	(2,297)

Other comprehensive income (loss)	(4,598)	33,809

Comprehensive income (loss)	$(3,862)	$27,545

        Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

	March 31 2002	December 31 2001
Unrealized gain on share investments	$6,184	$2,458
Modification of derivative contracts	13,224	21,485
Foreign currency translation	(29,368)	(29,305)

Accumulated other comprehensive loss	$(9,960)	$(5,362)

Recent accounting pronouncements

        In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires obligations associated with the retirement of long-lived assets be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived assets and allocated to expense over the useful life of the asset. The Company will adopt Statement 143 on January 1, 2003. Due to the number of operating facilities that the Company maintains, the expected impact of adoption of Statement 143 on the Company's financial position or results of operations has not yet been determined.

10. SEGMENT INFORMATION

        The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the first quarter of 2002, the Company had four operating mines: Round Mountain in Nevada, USA; McCoy/Cove in Nevada, USA; Kettle River in Washington, USA; and Lupin in the Nunavut Territory of Canada. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned.

        The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

	Three months ended March 31
	2002	2001
Total gold and silver revenue	$55,176	$64,461
Average gold price realized per ounce	$345	$310
Average silver price realized per ounce	$4.34	$5.28

        In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

	Three months ended March 31
Production (ounces)
	2002	2001
Gold:
Round Mountain (50%)	93,571	100,368
Lupin	28,717	37,954
McCoy/Cove	16,501	22,303
Kettle River	10,487	12,845

Total gold	149,276	173,470

Silver—all from McCoy/Cove	1,470,094	1,558,529

	Three months ended March 31
Operating costs
	2002	2001
Round Mountain (50%)	$15,390	$18,235
Lupin	7,879	7,819
McCoy/Cove	9,821	15,018
Kettle River	2,006	3,551

Total operating costs per financial statements	$35,096	$44,623

	Three months ended March 31
Royalties
	2002	2001
Round Mountain (50%)	$1,532	$1,081
McCoy/Cove	35	52
Kettle River	57	170

Total royalties per financial statements	$1,624	$1,303

	Three months ended March 31
Depreciation and amortization
	2002	2001
Round Mountain (50%)	$4,937	$5,038
Lupin	1,129	1,277
McCoy/Cove	2,231	3,821
Kettle River	1,162	174
Depreciation of non-minesite assets	381	588

Total depreciation and amortization per financial statements	$9,840	$10,898

11. HEDGING ACTIVITIES AND COMMITMENTS

Gold commitments

        At March 31, 2002, the Company had commitments to deliver 45,000 ounces of gold in 2002 at a minimum price of $293 per ounce. The Company's option position at March 31, 2002 included 105,000 ounces of gold call options sold in 2002 at an average strike price of $297 per ounce.

Currency position

        At March 31, 2002, the Company had an obligation under foreign currency exchange contracts to purchase C$53.8 million in the remainder of 2002 at an exchange rate of C$1.60 to U.S.$1.00.

        Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at March 31, 2002 and December 31, 2001.

	March 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Gold forward sales	$—	$(100)	$—	$2,000
Gold options—calls sold	(610)	(1,600)	(630)	(700)
Foreign currency contracts	—	100	—	100

		$(1,600)		$1,400

        Fair values are estimated based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

12. OTHER COMMITMENTS AND CONTINGENCIES

Summa

        In September 1992, Summa Corporation commenced a lawsuit against two indirect subsidiaries of the Company, Echo Bay Exploration Inc. and Echo Bay Management Corporation (together the "Subsidiaries") alleging improper deductions in the calculation of royalties payable over several years of production at McCoy/Cove and another mine, which is no longer in operation. The matter was tried in the Nevada State Court in April 1997, with Summa claiming more than U.S. $13 million in damages, and, in September 1997, judgment was rendered for the Subsidiaries. The decision was appealed by Summa to the Supreme Court of Nevada, which in April 2000 reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order." The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Subsidiaries petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000 and remanded to the lower court for consideration of other defences and arguments put forth by the Subsidiaries. The Subsidiaries filed a petition for a hearing before the full Supreme Court and on December 22, 2000, the Court recalled its previous decision. Both the Subsidiaries and their counsel believe that grounds exist to modify or reverse the decision. The Company has $1.5 million accrued related to this litigation. If the appellate reversal of the trial decision is maintained and the trial court, on remand, were to dismiss all of the Subsidiaries' defences, the royalty calculation at McCoy/Cove would change and additional royalties would be payable. Neither the Company, nor counsel to the Subsidiaries believe it is possible to quantify the precise amount of liability pursuant to a revised royalty calculation.

Handy & Harman

        On March 29, 2000 Handy & Harman Refining Group, Inc., which operated a facility used by the Company for the refinement of doré bars, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has a claim for gold and silver accounts at this refining facility with an estimated market value of approximately $2.4 million. Further, in March 2002 the liquidating trustee for Handy & Harman commenced a series of adversary proceedings against numerous creditors, including two Company subsidiaries, alleging that creditors received preferential payments in metal or otherwise. The Company intends to oppose these proceedings vigorously. The success or failure of the liquidating trustee in prosecuting the claims may have an impact on the ultimate distribution of funds to creditors. The outcome of these proceedings is uncertain at this time.

Security for reclamation

        Certain of the Company's subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities. Early in 2001, regulators in Nevada called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations totaling approximately $33 million. The Company disagrees with the regulators' position and believes that the subsidiaries qualify under the criteria set out for corporate guarantees and will oppose the regulatory decision. Although the outcome cannot be predicted, the Company and its counsel believe that the Company will prevail.

13. SUBSEQUENT EVENT

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for the entire capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest. The new principal holders of common shares and their respective ownership positions in the Company are Newmont Mining Corporation of Canada Limited (48.8%) and Kinross Gold Corporation (11.4%). As a result of eliminating the capital securities, the Company will record in the second quarter an increase to common shares of $303.7 million, based on the market value of common shares at the date of issue. The market value of the common shares issued exceeded the book value of the capital securities (note 7) by $134.8 million. This difference along with share issue costs of $3.0 million will be recorded proportionately between interest expense ($5.5 million) and deficit ($132.3 million) in the second quarter of 2002 based on the debt and equity classifications of the capital securities. Under U.S. GAAP, the entire loss of $137.8 million would be recorded as an extraordinary item.

ECHO BAY MINES LTD.
MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION

March 31, 2002
(U.S. dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's profitability is determined in large part by gold and silver prices. Market prices of gold and silver are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the price of gold, which averaged $271 per ounce in 2001 and $290 per ounce during the first quarter of 2002.

        The Company reduces the risk of future gold price declines by hedging a portion of its production. The principal hedging tools used are forward sales contracts and options. Forward sales contracts obligate the Company to sell gold at a specific price on a future date. Call options give the holder the right, but not the obligation, to buy gold on a specific future date at a specific price. These tools reduce the risk associated with gold price declines, but also could limit the Company's participation in increases of gold prices. The Company continually monitors its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting volatility of gold prices such as actual and prospective interest and gold lease rate performance. The Company engages in forward currency exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

        The Company's hedge position as of March 31, 2002 is shown in note 11 to the interim consolidated financial statements. For the remainder of 2002, this position includes forward sales of approximately 45,000 ounces at a minimum forward price of $293 per ounce. The Company has sold call options for 105,000 ounces of gold in 2002 at an average strike price of $297 per ounce. These forward sales contracts and call options represent approximately 4% of current reserves. In addition, the Company has obligations to purchase C$53.8 million for the remainder of 2002 at an exchange rate of C$1.60 to US$1.00.

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for the entire capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest. The new principal holders of common shares and their respective ownership positions in the Company are Newmont Mining Corporation of Canada Limited (48.8%) and Kinross Gold Corporation (11.4%). As a result of eliminating the capital securities, the Company will record an increase to common shares of $303.7 million, based on their market value at the date of issue. The market value of the common shares issued exceeded the book value of the capital securities by $134.8 million. This difference, along with share issue costs of $3.0 million, will be recorded proportionately between interest expense ($5.5 million) and deficit ($132.3 million) in the second quarter of 2002 based on the debt and equity classifications of the capital securities. Under U.S. GAAP, the entire loss of $137.8 million would be recorded as an extraordinary item.

        On February 13, 2002, the Company entered into an agreement with Newmont Mining Corporation providing for the sale to Newmont of the entire McCoy/Cove Complex. This agreement calls for a payment to the Company of $6.0 million and the assumption by Newmont of all reclamation and closure obligations at McCoy/Cove. A gain is expected on the sale of McCoy/Cove. The agreement is expressly subject to the completion of due diligence by Newmont by July 31, 2002 and there is no assurance that the transaction will be completed. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash flow used in operating activities was $0.2 million for the first quarter of 2002 compared to net cash flow provided from operating activities of $14.1 million for the first quarter of 2001. The decrease in 2002 cash flow reflects the decrease in production.

        Net cash used in investing activities was $2.3 million in the first quarter of 2002, primarily related to investments in mining properties, plant and equipment. No cash was used in financing activities in the first quarter of 2002.

        At March 31, 2002, the Company had $9.8 million in cash and cash equivalents and $1.9 million in short-term investments recorded at the lower of cost or fair value. The fair value of the short-term investments at March 31, 2002 was $8.3 million.

        At March 31, 2002, the Company's current debt was $17.0 million. Long-term debt was $6.7 million, representing the present value of the $100 million capital securities principal, which was retired on April 3, 2002.

        The Company's existing revolving credit facility is scheduled to expire in September 2002 and the Company currently has $17.0 million outstanding under this facility. The Company believes it is currently in compliance with the credit facility covenants. The Company plans to establish a new credit facility in advance of the expiration date, although the amount of the required facility and the terms thereof are unknown. At present, and absent new credit requirements, the Company's need to draw down on a bank facility beyond September 30, 2002 is not expected to be significant.

        At March 31, 2002, the estimated fair value of the Company's hedge portfolio was a loss of $1.6 million. A change in the gold price of $10 per ounce would result in a change in fair value of the hedge position by approximately $1.0 million assuming no changes in dollar interest rates, gold lease rates or other volatility factors underlying the Company's hedge position. There are no margin requirements related to these hedge contracts.

        The Company expects to incur $11.0 million for capital expenditures in 2002 funded by its operating cash flow, of which $2.3 million in expenditures have been incurred in the first quarter of 2002. The Company will rely on its operating cash flow to fund the remainder of its planned 2002 capital expenditures. The Company monitors its discretionary spending in view of the cost structure of its operating mines and the availability of additional credit, and will modify or reduce its discretionary spending where necessary.

        Early in 2000, the American Stock Exchange advised the Company that its listing eligibility was under review. The review was undertaken because the Company had fallen below two of the Exchange's continued listing guidelines. The Company had sustained net losses in its five most recent fiscal years (1995 to 1999) and in the Exchange's view, the Company's shareholders' equity under generally accepted accounting principles in the United States is inadequate. The Company is addressing the Exchange's concerns through periodic progress reviews and believes significant progress has been made in respect of the shareholder equity issue, with the completion of the capital securities exchange.

See note 12 to the interim consolidated financial statements, "Other Commitments and Contingencies".

ECHO BAY MINES LTD.
MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2002
(U.S. dollars)

FINANCIAL REVIEW

        The Company reported first quarter net earnings of $5.5 million compared with net earnings of $3.8 million in the first quarter of 2001. On a per share basis, the Company had net earnings of $0.01 for the quarter compared to break-even net earnings in 2001. The 2002 results, compared to 2001, reflect lower operating costs at Round Mountain and McCoy/Cove, lower amortization costs at McCoy/Cove and higher deferred revenue recognized. These factors were partially offset by 18% lower gold sales volume and 31% lower silver sales volume.

        Gold production decreased 14% to 149,276 ounces in the first quarter of 2002 compared to 173,470 ounces in the first quarter of 2001. The decrease in production resulted from lower grades milled at Round Mountain and Lupin, the winding down of operations at McCoy/Cove and lower mill throughput at Kettle River. Silver production from McCoy/Cove was 1.5 million ounces, 6% less than the 1.6 million ounces produced in 2001. Milling was completed at McCoy/Cove in March 2002.

        Cash operating costs were $216 per ounce of gold in the first quarter of 2002, versus $212 in the first quarter of 2001. The increase was primarily a result of lower production. Total production costs were $287 per ounce in the first quarter of 2002, versus $278 per ounce in the first quarter of 2001.

        The Company reports per ounce production cost data in accordance with The Gold Institute Production Cost Standard (the "Standard"). The Gold Institute is an association of suppliers of gold and gold products and includes leading North American gold producers. Adoption of the Standard is voluntary, and the data presented may not be comparable to data presented by other gold producers. Production costs per ounce are derived from amounts included in the unaudited Statements of Operations and include mine site operating costs such as mining, processing, administration, transportation, royalties, production taxes, depreciation, amortization and reclamation costs, but exclude financing, capital, development and exploration costs. These costs are then divided by gold ounces produced to arrive at the total production costs per ounce. The measures are furnished to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Throughout this report, all references to per ounce production cost data, or cash operating costs, will be in accordance with the Standard.

The term ounce as used in this Form 10-Q means "troy ounce".

Revenue

Statistics for gold and silver ounces sold and other revenue data are set out below.

	Three months ended March 31
Revenue Data
	2002	2001
Gold
Ounces sold	141,429	172,086
Average price realized/ounce—revenue basis	$345	$310
Average price realized/ounce—cash basis(1)	$293	$290
Average market price/ounce	$290	$264
Revenue (millions of U.S. $)	$48.9	$53.4
Percentage of total revenue	89%	83%
Silver
Ounces sold	1,454,876	2,093,815
Average price realized/ounce—revenue basis	$4.34	$5.28
Average price realized/ounce—cash basis(1)	$4.34	$6.02
Average market price/ounce	$4.51	$4.56
Revenue (millions of U.S. $)	$6.3	$11.1
Percentage of total revenue	11%	17%

Total revenue (millions of U.S. dollars)	$55.2	$64.5

(1)
Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis 2002 vs. 2001 (millions of U.S. dollars)	Three months ended March 31
Higher gold prices	$5.0
Lower silver prices	(1.0)
Change in volume	(13.3)

Decrease in revenue	$(9.3)

Production Costs

Production cost data per ounce of gold is set out below.

	Three months ended March 31
Production Costs per ounce of Gold Produced
	2002	2001
Direct mining expense	$211	$206
Deferred stripping and mine development costs	2	11
Inventory movements and other	3	(5)

Cash operating costs	216	212
Royalties	9	6
Production taxes	(1)	1

Total cash costs	224	219
Depreciation	44	38
Amortization	12	13
Reclamation and mine closure	7	8

Total production costs	$287	$278

Expenses

        Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $216 per ounce of gold in the first quarter of 2002 and $212 in the first quarter of 2001. See "Operations Review."

	Three months ended March 31
Reconciliation of Cash Operating Costs per Ounce to Financial Statements thousands of U.S. dollars, except per ounce amounts
	2002	2001
Operating costs per financial statements	$35,096	$44,623
Change in finished goods inventory and other	3,175	(896)
Co-product cost of silver produced	(6,027)	(6,951)

Cash operating costs	$32,244	$36,776

Gold ounces produced	149,276	173,470

Cash operating costs per ounce	$216	$212

Reserve estimates

        Mineral reserves at December 31, 2001 were estimated based on a price of $300 per ounce of gold and $4.25 per ounce of silver. The market price for gold has for more than four years traded, on average, below the level used in estimating reserves at December 31, 2001. If the market price for gold were to continue at such levels and the Company determined that its reserves should be estimated at a significantly lower gold price than that used at December 31, 2001, there would be a reduction in the amount of gold reserves. The Company estimates that if reserves at December 31, 2001 were based on $275 per ounce of gold, reserves would decrease by approximately 13% at Round Mountain, 5% at Kettle River and 2% at the Aquarius development property. There would be no impact on reserves at Lupin and McCoy/Cove. The estimates are based on the extrapolation of information developed in the reserve calculation, but without the same degree of analysis required for reserve estimation. Should any significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization, reclamation and closure charges may be required.

OPERATIONS REVIEW

Operating data by mine is set out below.

	Three months ended March 31
Operating Data by Mine
	2002	2001
Gold production (ounces)
(a) Round Mountain (50%)	93,571	100,368
(b) Lupin	28,717	37,954
(c) McCoy/Cove	16,501	22,303
(d) Kettle River	10,487	12,845

Total gold	149,276	173,470

Silver production (ounces)
(b) McCoy/Cove	1,470,094	1,558,529

Total silver	1,470,094	1,558,529

        Gold production decreased 14% to 149,276 ounces in the first quarter of 2002 compared to 173,470 ounces in the first quarter of 2001. The decrease in production resulted from lower grades milled at Round Mountain and Lupin, the winding down of operations at McCoy/Cove and lower mill throughput at Kettle River. Silver production from McCoy/Cove was 1.5 million ounces, 6% less than the 1.6 million ounces produced in 2001. Milling was completed at McCoy/Cove in March 2002. For the full year 2002, the Company's production targets are 540,000 gold ounces and 1.5 million silver ounces.

	Three months ended March 31
Operating Data by Mine
	2002	2001
Cash operating costs (per ounce of gold)
(a) Round Mountain	$187	$185
(b) Lupin	283	217
(c) McCoy/Cove	225	257
(d) Kettle River	260	242

Company average	$216	$212

        Cash operating costs were $216 per ounce of gold in the first quarter of 2002, versus $212 in the first quarter of 2001. The increase was primarily a result of lower production. The Company has targeted consolidated cash operating costs of $225 per ounce of gold produced for the full year 2002.

(a)
Round Mountain, Nevada (50% owned)

	Three months ended March 31
OPERATING DATA
	2002	2001
Gold produced (ounces) (the Company's 50% share):
Heap leached—reusable pad	38,012	27,250
Heap leached—dedicated pad	38,936	40,687
Milled	16,623	32,431

Total	93,571	100,368
Mining cost/ton of ore and waste	$0.78	$0.85
Heap leaching cost/ton of ore	$0.76	$0.70
Milling cost/ton of ore	$2.99	$3.00
Production cost per ounce of gold produced:
Direct mining expense	$172	$166
Deferred stripping costs	13	21
Inventory movements and other	2	(2)

Cash operating costs	187	185
Royalties	16	11
Production taxes	3	1

Total cash costs	206	197
Depreciation	44	36
Amortization	15	15
Reclamation and mine closure	9	9

Total production costs	$274	$257

Heap leached—reusable pad:
Ore processed (tons/day)	31,433	27,762
Total ore processed (000 tons)	2,860	2,526
Grade (ounce/ton)	0.045	0.038
Recovery rate (%)	66.0	79.8
Heap leached—dedicated pad:
Ore processed (tons/day)	139,780	147,407
Total ore processed (000 tons)	12,720	13,414
Grade (ounce/ton)	0.011	0.011
Recovery rate(1)
Milled:
Ore processed (tons/day)	9,782	9,880
Total ore processed (000 tons)	890	899
Grade (ounce/ton)	0.045	0.089
Recovery rate (%)	82.9	85.5

(1)
Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

        The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The Company's share of mine production was 93,571 ounces for the quarter compared with 100,368 ounces in 2001. The lower production results primarily from lower grades milled. Cash operating costs for the quarter were $187 per ounce, compared to $185 per ounce in the previous year reflecting the lower production.

        During the quarter, work continued on the Gold Hill property located four miles north of the current mining and processing facilities. The joint venture partners have committed to a minimum of $2.0 million for 2002 in an exploration program to delineate the potential of Gold Hill and other targets at the Round Mountain site.

(b)
Lupin, Nunavut, Canada (100% owned)

	Three months ended March 31
OPERATING DATA
	2002		2001
Gold produced (ounces)		28,717		37,954
Mining cost/ton of ore	C$	51.49	C$	44.82
Milling cost/ton of ore	C$	14.32	C$	14.40
Production cost per ounce of gold produced:
Canadian dollars:
Direct mining expense	C$	512	C$	379
Deferred mine development costs	C$	(58)	C$	(12)
Inventory movements and other	C$	—	C$	—

Cash operating costs	C$	454	C$	367
U.S. dollars
Cash operating costs	US$	283	US$	217
Royalties		—		—
Production taxes		—		—

Total cash costs		283		217
Depreciation		34		28
Amortization		6		7
Reclamation and mine closure		14		14

Total production costs	US$	337	US$	266

Milled:
Ore processed (tons/day)		1,657		1,849
Total ore processed (000 tons)		151		168
Grade (ounce/ton)		0.205		0.241
Recovery rate (%)		92.7		93.4

        Gold production for the quarter was 28,717 ounces compared with 37,954 ounces in 2001 reflecting lower grades as anticipated as well as 10% less tons milled. Development of production drifts in the lower portions of the mine, conducted in the quarter, is intended to improve production for the remaining part of the year. Cash operating costs were $283 per ounce compared to $217 per ounce in the first quarter of 2001 reflecting the lower production and the difference in the exchange rate (US$0.625:C$1.00 versus US$0.591:C$1.00 in 2001). In 2001, a $0.9 million ($24 per ounce) benefit was realized from a deferred gain on closing out certain Canadian dollar contracts for Lupin expenditures in 1997.

(c)
McCoy/Cove, Nevada (100% owned)

	Three months ended March 31
OPERATING DATA
	2002	2001
Gold produced (ounces):
Milled	9,906	17,978
Heap leached	6,595	4,325

Total gold	16,501	22,303
Silver produced (ounces):
Milled	1,410,594	1,495,309
Heap leached	59,500	63,220

Total silver	1,470,094	1,558,529
Milling cost/ton of ore	$10.49	$6.42
Production cost per ounce of gold produced:
Direct mining expense	$216	$255
Deferred stripping costs	—	7
Inventory movements and other	9	(5)

Cash operating costs	225	257
Royalties	1	1
Production taxes	(12)	—

Total cash costs	214	258
Depreciation	51	50
Amortization	—	8
Reclamation and mine closure	—	—

Total production costs	$265	$316

Average gold-to-silver price ratio(1)	64.6:1	57.7:1
Milled:
Ore processed (tons/day)	6,451	11,838
Total ore processed (000 tons)	587	1,077
Gold grade (ounce/ton)	0.034	0.043
Silver grade (ounce/ton)	3.46	2.57
Gold recovery rate (%)	43.3	44.6
Silver recovery rate (%)	64.0	64.9

(1)
To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.

        At McCoy/Cove in Nevada, gold production was 16,501 ounces for the quarter compared with 22,303 ounces in 2001 and silver production amounted to 1.5 million ounces compared with 1.6 million ounces in the prior year. Milling was completed in March 2002. Cash operating costs per ounce were $225 compared with $257 in 2001, reflecting no mining costs as well as the reduction of infrastructure costs during the quarter.

        The property is now in full reclamation mode. Re-contouring waste dumps and seeding are expected to continue for another two years.

        On February 13, 2002, the Company entered into an agreement with Newmont Mining Corporation providing for the sale to Newmont of the entire McCoy/Cove Complex. This agreement calls for a payment to the Company of $6.0 million and the assumption by Newmont of all reclamation and closure obligations at McCoy/Cove. A gain is expected on the sale of McCoy/Cove. The agreement is expressly subject to the completion of due diligence by Newmont by July 31, 2002 and there is no assurance that the transaction will be completed. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account.

(d)
Kettle River, Washington (100% owned)

	Three months ended March 31
OPERATING DATA
	2002	2001
Gold produced (ounces)	10,487	12,845
Mining cost/ton of ore	$21.93	$23.89
Milling cost/ton of ore	$11.10	$12.01
Production cost per ounce of gold produced:
Direct mining expense	$248	$211
Deferred mine development costs	—	—
Inventory movements and other	12	31

Cash operating costs	260	242
Royalties	5	13
Production taxes	1	1

Total cash costs	266	256
Depreciation	—	8
Amortization	50	40
Reclamation and mine closure	—	15

Total production costs	$316	$319

Milled:
Ore processed (tons/day)	739	900
Total ore processed (000 tons)	67	82
Grade (ounce/ton)	0.185	0.190
Recovery rate (%)	84.5	82.7

        Gold production for the quarter was 10,487 ounces, down from 12,845 ounces in 2001, reflecting the lower grades encountered at the K-2 mine and stockpiled ore. With the lower production, cash operating costs per ounce were $260 per ounce compared with $242 per ounce in 2001. The higher costs per ounce result only from the lower production, as actual spending was 12% less than in 2001.

        Results from exploration of the north east extension to the K-2 mine as well as diamond drilling at the Emanuel Creek property during the first quarter are encouraging and drilling will continue through the second quarter to determine the extent of the mineralization.

RECENT DEVELOPMENTS

McCoy/Cove

        On February 13, 2002, the Company entered into an agreement with Newmont Mining Corporation providing for the sale to Newmont of the entire McCoy/Cove Complex. This agreement calls for a payment to the Company of $6.0 million and the assumption by Newmont of all reclamation and closure obligations at McCoy/Cove. The agreement is expressly subject to the completion of due diligence by Newmont by July 31, 2002 and there is no assurance that the transaction will be completed. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account.

Capital securities

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for the entire capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest. The new principal holders of common shares and their respective ownership positions in the Company are Newmont Mining Corporation of Canada Limited (48.8%) and Kinross Gold Corporation (11.4%). As a result of eliminating the capital securities, the Company will record an increase to common shares of $303.7 million, based on their market value at the date of issue. The market value of the common shares issued exceeded the book value of the capital securities by $134.8 million. This difference, along with share issue costs of $3.0 million, will be recorded proportionately between interest expense ($5.5 million) and deficit ($132.3 million) in the second quarter of 2002 based on the debt and equity classifications of the capital securities. Under U.S. GAAP, the entire loss of $137.8 million would be recorded as an extraordinary item.

Exploration and development programs

        The Company is continuing its focused approach to exploration and development activities primarily within close proximity to the existing mine sites as well as in the Western United States and in the Timmins area of Ontario. For the first quarter of 2002, the Company spent $0.6 million on exploration activities. Exploration costs are expensed as incurred.

        The Company continues to defer a construction decision on the 100% owned Aquarius gold development project in Ontario, Canada. Development holding costs are expensed as incurred and $0.1 million such costs were expensed during the first quarter of 2002.

Other

See note 12 to the interim consolidated financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The estimated fair values of the Company's gold commitments decreased by approximately $3.0 million from December 31, 2001 to March 31, 2002, primarily due to the increase in the gold price from $277 to $301 per ounce. Information about market risks are discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2001.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Summa

See note 12 to the interim consolidated financial statements.

Handy & Harman

See note 12 to the interim consolidated financial statements.

Other

        In November, 2001, two former employees of the Company brought a claim against the Company pursuant to the "Class Proceedings Act" (British Columbia) as a result of the temporary suspension of operations at the Company's Lupin mine early in 1998 and the layoff of employees at that time. The Company does not know at this time the amount being claimed by the former employees nor whether the claim is appropriate for certification as a class action. Additional information is required in order for the Company's legal counsel to complete its analysis and assessment of this claim.

The Company is also engaged in routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

        On March 28, 2002 the Company's common shareholders authorized the issuance of 361,561,230 common shares in exchange for the entire capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest. The exchange was completed on April 3, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K	Filed on February 20, 2002, related to the sale of the McCoy/Cove mining complex to Newmont Mining Corporation.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO BAY MINES LTD. (Registrant)
April 25, 2002 Date
/s/ David A. Ottewell DAVID A. OTTEWELL Controller and Principal Accounting Officer