Form 10-Q
period 2002-06-30
ECHO BAY MINES LTD
filed 2002-08-02
CIK 722080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒    No ☐

Title of Class	Shares Outstanding as of July 31, 2002
Common Shares without nominal or par value	541,268,675

ECHO BAY MINES LTD.

INDEX

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements herein that are not historical facts are forward-looking statements. They involve risks and uncertainties that could cause actual results to differ materially from targeted results. These risks and uncertainties include, but are not limited to, the possibility that the combination of Kinross Gold Corporation, TVX Gold Inc. and Echo Bay Mines Ltd. (the "Company") may not be completed; future changes in gold prices (including derivatives) and/or production costs which could render projects uneconomic; ability to access financing; availability of hedging opportunities; differences in ore grades, recovery rates and tons mined from those expected; changes in mining and milling/heap leaching rates from currently planned rates; the results of future exploration activities and new exploration opportunities; changes in project parameters as plans continue to be refined; increasingly stringent reclamation requirements imposed by regulatory authorities; and other factors detailed in the Company's filings with the U.S. Securities and Exchange Commission.

        On July 16, 2002, the Company filed with the Securities and Exchange Commission a preliminary proxy statement regarding the proposed business combination transaction referred to in the following information. In addition, the Company will prepare and file with the Commission a definitive proxy statement and other documents regarding the proposed transaction. Investors and security holders are urged to read the definitive proxy statement, when it becomes available, because it will contain important information. The definitive proxy statement will be sent to shareholders of the Company to seek their approval of the proposed transaction. Investors and security holders may obtain a free copy of the definitive proxy statement, when it is available, and other documents filed with the Commission by the Company at the Commission's website at www.sec.gov. The definitive proxy statement, when it is available, and these other documents may also be obtained for free from the Company by directing a request to Lois-Ann L. Brodrick, Vice President and Secretary, 780-496-9002, investor_relations@echobaymines.ca.

Certain Information Concerning Participants

        The names, affiliations and interests of participants in the solicitation of proxies of the Company's shareholders to approve the combination is included in the preliminary proxy statement.

ECHO BAY MINES LTD.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30 2002	December 31 2001
(thousands of U.S. dollars)
ASSETS
Current assets:
Cash and cash equivalents	$16,612	$12,351
Short-term investments	2,007	1,910
Interest and accounts receivable	5,358	3,645
Inventories (note 2)	31,463	29,506
Prepaid expenses and other assets	1,889	3,725

	57,329	51,137
Plant and equipment (note 3)	114,932	120,969
Mining properties (note 3)	31,901	32,903
Long-term investments and other assets (note 4)	52,840	55,795

	$257,002	$260,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,039	$24,284
Income and mining taxes payable	2,574	3,570
Debt and other financings (note 5)	—	17,000
Deferred income (note 6)	782	876
Reclamation and mine closure liabilities	3,021	3,841

	29,416	49,571
Debt and other financings (note 5)	—	6,714
Deferred income (note 6)	27,404	47,042
Reclamation and mine closure liabilities	49,504	49,726
Deferred income taxes	969	925
Commitments and contingencies (notes 12 and 13)
Shareholders' equity:
Capital stock (note 7)	1,042,568	713,343
Capital securities (note 8)	—	157,453
Deficit	(867,561)	(734,665)
Foreign currency translation	(25,298)	(29,305)

	149,709	106,826

	$257,002	$260,804

See accompanying notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
(thousands of U.S. dollars, except for per share data)
Revenue	$54,578	$63,652	$109,754	$128,113

Expenses:
Operating costs	34,320	46,521	69,416	91,144
Royalties	2,082	2,383	3,706	3,686
Production taxes	295	158	84	271
Depreciation and amortization	9,883	11,371	19,723	22,269
Reclamation and mine closure	1,224	1,622	2,480	3,265
General and administrative	1,578	1,237	2,891	2,840
Exploration and development	1,607	1,161	2,169	2,012
Loss on retirement of capital securities (note 7)	5,461	—	5,461	—
Interest and other (note 9)	(385)	542	(163)	832

	56,065	64,995	105,767	126,319

Earnings (loss) before income taxes	(1,487)	(1,343)	3,987	1,794

Income tax expense (recovery):
Current	—	(101)	—	83
Deferred	—	(839)	—	(1,679)

	—	(940)	—	(1,596)

Net earnings (loss)	$(1,487)	$(403)	$3,987	$3,390

Net earnings (loss) attributable to common shareholders (note 8)	$(1,487)	$(4,729)	$(594)	$(5,266)

Earnings (loss) per share—basic and diluted	$—	$(0.03)	$—	$(0.04)

Weighted average number of shares outstanding (thousands)—basic and diluted	495,983	140,607	429,782	140,607

CONSOLIDATED STATEMENTS OF DEFICIT

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
(thousands of U.S. dollars)
Balance, beginning of period	$(733,772)	$(712,217)	$(734,665)	$(711,680)
Net earnings (loss)	(1,487)	(403)	3,987	3,390
Loss on retirement of capital securities, net of nil tax effect (note 7)	(132,302)	—	(132,302)	—
Interest on capital securities, net of nil tax effect (note 8)	—	(4,326)	(4,581)	(8,656)

Balance, end of period	$(867,561)	$(716,946)	$(867,561)	$(716,946)

See accompanying notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
(thousands of U.S. dollars)
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net cash flows provided from operating activities	$5,486	$2,190	$5,249	$16,297

INVESTING ACTIVITIES
Mining properties, plant and equipment	(6,544)	(3,000)	(8,864)	(13,357)
Long-term investments and other assets	107	3	79	13
Proceeds on the sale of plant and equipment	1,516	152	1,692	368
Other	691	(207)	544	(133)

	(4,230)	(3,052)	(6,549)	(13,109)

FINANCING ACTIVITIES
Debt repayments	(17,000)	(3,750)	(17,000)	(7,500)
Units offering, net of issuance costs (note 7)	25,513	—	25,513	—
Costs of capital securities retirement (note 7)	(2,952)	—	(2,952)	—

	5,561	(3,750)	5,561	(7,500)

Net increase (decrease) in cash and cash equivalents	6,817	(4,612)	4,261	(4,312)
Cash and cash equivalents, beginning of period	9,795	14,569	12,351	14,269

Cash and cash equivalents, end of period	$16,612	$9,957	$16,612	$9,957

See accompanying notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.    GENERAL

        In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations, consolidated statements of deficit and consolidated statements of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the "Company") as of June 30, 2002 and December 31, 2001 and the consolidated results of operations and cash flow for the three and six months ended June 30, 2002 and 2001. These financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Except as otherwise noted in this report, the accounting policies described in the annual report have been applied in the preparation of these financial statements.

        On June 10, 2002, the Company, Kinross Gold Corporation ("Kinross") and TVX Gold Inc. ("TVX") entered into an agreement providing for the combination of the companies. In addition, TVX has agreed to acquire Newmont Mining Corporation's ("Newmont") interest in the TVX Newmont Americas joint venture. Under the agreement, holders of common shares of the Company (other than Kinross) will receive 0.52 of a common share of Kinross for each common share of the Company. The Company is in the process of obtaining customary regulatory approvals and the combination will be presented to shareholders for their consideration at a special meeting anticipated to be set for the fourth quarter 2002.

        On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, subsidiaries of the Company, entered into a McCoy/Cove asset purchase agreement with Newmont USA Limited, a subsidiary of Newmont, providing for the sale of the McCoy/Cove complex. The closing of the transaction is subject to, among other conditions, the completion of the Kinross combination. In consideration of the purchase of such assets, Newmont USA has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex. The agreement replaces the letter agreement dated February 13, 2002 and results in no cash payment to the Company or any of its affiliates. A gain is expected on the sale of McCoy/Cove. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account.

        In May 2002, the Company sold a total of 39,100,000 units at a price of $0.70 per unit for aggregate gross proceeds of approximately $27.4 million. Each unit consists of one common share and one share purchase warrant. The common shares and the warrants comprising the units separated upon closing and trade separately on the Toronto Stock Exchange and the American Stock Exchange. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.90 at any time prior to November 14, 2003.

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for the entire capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest (notes 7 and 8).

        Certain of the comparative figures have been restated to conform to the current year's presentation.

2.    INVENTORIES

	June 30 2002	December 31 2001
Precious metals bullion	$8,609	$12,215
In-process	5,614	5,720
Materials and supplies	17,240	11,571

	$31,463	$29,506

3.    PROPERTY, PLANT AND EQUIPMENT

Plant and equipment

	June 30 2002	December 31 2001
Cost	$658,403	$655,179
Less accumulated depreciation	543,471	534,210

	$114,932	$120,969

Mining properties

	June 30 2002	December 31 2001
Producing mines' acquisition and development costs	$283,185	$280,545
Less accumulated amortization	264,651	260,365

	18,534	20,180
Development properties' acquisition and development costs	13,367	12,723

	$31,901	$32,903

4.    LONG-TERM INVESTMENTS AND OTHER ASSETS

	June 30 2002	December 31 2001
Deferred losses on modification of hedging contracts	$26,840	$29,305
Deferred mining costs	15,171	15,648
Reclamation and other deposits	10,598	10,485
Premiums paid on gold and silver option contracts	917	1,871
Other	231	357

	53,757	57,666
Less current portion included in prepaid expenses and other assets	917	1,871

	$52,840	$55,795

5.    DEBT AND OTHER FINANCINGS

	June 30 2002	December 31 2001
Currency loans	$—	$17,000
Capital securities (note 8)	—	6,714

	—	23,714
Less current portion	—	17,000

	$—	$6,714

6.    DEFERRED INCOME

	June 30 2002	December 31 2001
Deferred gains on modification of hedging contracts	$27,404	$47,042
Premiums received on gold and silver option contracts	782	876

	28,186	47,918
Less current portion	782	876

	$27,404	$47,042

7.    CAPITAL STOCK

	Units	Amount
Common shares
Balance, December 31, 2001	140,607,145	$713,343
Issued in exchange for capital securities and accrued interest	361,561,230	303,711
Units offering, net of issuance costs	39,100,000	23,236

Balance, June 30, 2002	541,268,375	$1,040,290

Warrants
Balance, December 31, 2001	—	$—
Units offering, net of issuance costs	39,100,000	2,278

Balance, June 30, 2002	39,100,000	$2,278

Capital securities retirement

        On April 3, 2002 the Company issued 361,561,230 common shares, representing approximately 72% of the outstanding common shares after giving effect to such issuance, in exchange for all of its $100 million aggregate principal amount of 11% junior subordinated debentures due 2027, plus accrued and unpaid interest thereon (the "capital securities").

        Following this issuance of common shares, and as at April 3, 2002, the new principal holders of the Company's common shares and their respective ownership positions in the Company were Newmont Mining Corporation of Canada Limited ("Newmont Canada") (48.8%) and Kinross (11.4%). In connection with the completion of the capital securities exchange, three directors of the Company resigned from the board of directors. Two of the vacancies created by these resignations were filled by executive officers of Newmont Canada.

        As a result of eliminating the capital securities, the Company recorded an increase to common shares of $303.7 million, based on their quoted market value at the date of issue. The quoted market value of the common shares issued exceeded the book value of the capital securities by $134.8 million. This difference, along with transaction costs of $3.0 million, were recorded proportionately between interest expense ($5.5 million) and deficit ($132.3 million) in the second quarter of 2002 based on the debt and equity classifications of the capital securities.

Units offering

        In May 2002, the Company sold a total of 39,100,000 units at a price of $0.70 per unit for aggregate gross proceeds of approximately $27.4 million. Each unit consists of one common share and one share purchase warrant. The common shares and the warrants comprising the units separated upon closing and trade separately on the Toronto Stock Exchange and the American Stock Exchange. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.90 at any time prior to November 14, 2003.

8.    CAPITAL SECURITIES

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for all of its capital securities (note 7). Prior to the exchange, the present value of the capital securities' principal amount was classified as debt (note 5) and the present value of the future interest payments plus deferred accrued interest was classified within a separate component of shareholders' equity. Interest on the debt portion of the capital securities was classified as interest expense on the consolidated statement of earnings and interest on the equity portion of the capital securities was charged directly to deficit on the consolidated balance sheet. For purposes of per share calculations, interest on the equity portion decreases the earnings attributable to common shareholders. See note 10 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

9.    INTEREST AND OTHER

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Interest income	$(58)	$(141)	$(218)	$(499)
Interest expense	136	616	542	1,411
Gain on sale of assets	(1,022)	(84)	(1,099)	(285)
Unrealized loss on share investments	—	102	—	102
Other	559	49	612	103

	$(385)	$542	$(163)	$832

10.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING
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

Capital securities retirement

        In accordance with Canadian GAAP, the loss on the retirement of the capital securities (note 7) was recorded proportionately between interest expense ($5.5 million) and deficit ($132.3 million) in the second quarter of 2002 based on the debt and equity classifications of the capital securities. Under U.S. GAAP, the entire loss of $137.8 million would be recorded as an extraordinary item.

        The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net earnings (loss) under Canadian GAAP	$(1,487)	$(403)	$3,987	$3,390
Additional interest expense on capital securities	—	(4,326)	(4,581)	(8,656)
Amortization of deferred financing on capital securities	—	(159)	(158)	(317)
Loss on retirement of capital securities	5,461	—	5,461	—
Change in market value of foreign exchange contracts	714	(461)	671	(1,940)
Change in market value of option contracts	(1,403)	217	(1,703)	(791)
Modification of derivative contracts realized in net earnings	343	—	687	—
Transition adjustment on adoption of FAS 133	—	—	—	(3,090)
Kettle River exploration expense	—	(797)	—	(1,303)
Kettle River amortization expense	—	655	—	1,169
Unrealized loss on share investments	—	102	—	102

Net earnings (loss) under U.S. GAAP before extraordinary loss	$3,628	$(5,172)	$4,364	$(11,436)
Loss on retirement of capital securities, net of nil tax effect	(137,763)	—	(137,763)	—

Net loss under U.S. GAAP	$(134,135)	$(5,172)	$(133,399)	$(11,436)

Loss per share under U.S. GAAP — basic and diluted
—before extraordinary loss	$0.01	$(0.04)	$0.01	$(0.08)
—extraordinary loss	$(0.28)	$—	$(0.32)	$—

—after extraordinary loss	$(0.27)	$(0.04)	$(0.31)	$(0.08)

Weighted average number of shares outstanding (thousands)
—basic	495,983	140,607	429,782	140,607
—diluted	499,975	140,607	432,549	140,607

        The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

June 30, 2002	Canadian GAAP	Derivative Contracts	Other	U.S. GAAP
Short-term investments	$2,007	$—	$12,392	$14,399
Long-term investments and other assets	52,840	(26,840)	812	26,812
Accounts payable and accrued liabilities	23,039	2,300	—	25,339
Deferred income	28,186	(28,186)	—	—
Common shares	1,042,568	—	36,428	1,078,996
Deficit	(867,561)	(4,579)	(35,438)	(907,578)
Foreign currency translation	(25,298)	—	25,298	—
Accumulated other comprehensive loss	—	3,625	(13,084)	(9,459)
Shareholders' equity	149,709	(954)	13,204	161,959

        The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net earnings (loss) under U.S. GAAP	$(134,135)	$(5,172)	$(133,399)	$(11,436)
Other comprehensive income (loss), after a nil income tax effect:
Unrealized gain on share investments arising during period	6,030	67	9,756	356
Foreign currency translation adjustments	4,070	2,502	4,007	(915)
Transition adjustment on implementation of FAS 133	—	—	—	39,234
Modification of derivative contracts realized in net earnings (loss)	(9,599)	(5,497)	(17,860)	(7,794)

Other comprehensive income (loss)	501	(2,928)	(4,097)	30,881

Comprehensive income (loss)	$(133,634)	$(8,100)	$(137,496)	$19,445

        Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

	June 30 2002	December 31 2001
Unrealized gain on share investments	$12,214	$2,458
Modification of derivative contracts	3,625	21,485
Foreign currency translation	(25,298)	(29,305)

Accumulated other comprehensive loss	$(9,459)	$(5,362)

Recent accounting pronouncements

        In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires obligations associated with the retirement of long-lived assets be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived assets and allocated to expense over the useful life of the asset. The Company will adopt Statement 143 on January 1, 2003. The impact of adoption of Statement 143 on the Company's financial position or results of operations has not yet been determined.

11.  SEGMENT INFORMATION

        The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the second quarter of 2002, the Company had three operating mines: Round Mountain in Nevada, USA; Kettle River in Washington, USA; and Lupin in the Nunavut Territory of Canada. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned. The Company operated a fourth mine, McCoy/Cove in Nevada, USA, until March 31, 2002 at which date mining and processing activities were completed.

        The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Total gold and silver revenues	$54,578	$63,652	$109,754	$128,113
Average gold price realized per ounce	$375	$298	$360	$304
Average silver price realized per ounce	$4.39	$4.52	$4.36	$4.93

        In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

	Three months ended June 30		Six months ended June 30
Production (ounces)
	2002	2001	2002	2001
Gold
Round Mountain (50%)	95,499	97,770	189,070	198,138
Lupin	24,643	34,756	53,360	72,710
Kettle River	9,500	16,373	19,987	29,218
McCoy/Cove	—	27,385	16,501	49,688

Total gold	129,642	176,284	278,918	349,754

Silver—all from McCoy/Cove	—	1,738,056	1,470,094	3,296,585

	Three months ended June 30		Six months ended June 30
Operating costs
	2002	2001	2002	2001
Round Mountain (50%)	$17,731	$20,025	$33,121	$38,260
Lupin	10,392	8,035	18,271	15,854
Kettle River	2,565	4,505	4,571	8,056
McCoy/Cove	3,632	13,956	13,453	28,974

Total operating costs per financial statements	$34,320	$46,521	$69,416	$91,144

	Three months ended June 30		Six months ended June 30
Royalties
	2002	2001	2002	2001
Round Mountain (50%)	$2,062	$2,126	$3,594	$3,207
Kettle River	14	189	71	359
McCoy/Cove	6	68	41	120

Total royalties per financial statements	$2,082	$2,383	$3,706	$3,686

	Three months ended June 30		Six months ended June 30
Depreciation and amortization
	2002	2001	2002	2001
Round Mountain (50%)	$5,792	$5,620	$10,729	$10,658
Lupin	1,070	1,328	2,200	2,605
Kettle River	473	784	1,634	1,058
McCoy/Cove	2,153	3,243	4,384	7,064
Depreciation of non-minesite assets	395	396	776	884

Total depreciation and amortization per financial statements	$9,883	$11,371	$19,723	$22,269

12.  HEDGING ACTIVITIES AND COMMITMENTS

Gold commitments

        At June 30, 2002, the Company had commitments to deliver 30,000 ounces of gold in 2002 at a minimum price of $293 per ounce. The Company's option position at June 30, 2002 included 90,000 ounces of gold call options sold in 2002 at an average strike price of $296 per ounce.

Currency position

        At June 30, 2002, the Company had an obligation under foreign currency exchange contracts to purchase C$25.5 million in the remainder of 2002 at an exchange rate of C$1.60 to U.S.$1.00.

        Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at June 30, 2002 and December 31, 2001.

	June 30, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Gold forward sales	$—	$(800)	$—	$2,000
Gold options—calls sold	(782)	(2,300)	(876)	(700)
Foreign currency contracts	—	800	—	100

		$(2,300)		$1,400

        Fair values are estimated based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

13.  OTHER COMMITMENTS AND CONTINGENCIES

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

Handy & Harman

        On March 29, 2000 Handy & Harman Refining Group, Inc., which operated a facility used by the Company for the refinement of doré bars, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has a claim for gold and silver accounts at this refining facility with an estimated market value of approximately $2.4 million. Further, in March 2002, the liquidating trustee for Handy & Harman commenced a series of adversary proceedings against numerous creditors, including two Company subsidiaries, alleging that certain creditors received preferential payments in metal or otherwise. The Company intends to oppose these proceedings vigorously. The success or failure of the liquidating trustee in prosecuting the claims may have an impact on the ultimate distribution of funds to creditors. The outcome of these proceedings is uncertain at this time.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2002
(U.S. dollars)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's profitability is determined in large part by gold prices. Market prices of gold are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the price of gold, which averaged $271 per ounce in 2001 and $301 per ounce during the first six months of 2002.

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

        The Company's hedge position as of June 30, 2002 is shown in note 12 to the interim consolidated financial statements. For the remainder of 2002, this position includes forward sales of approximately 30,000 ounces at a minimum forward price of $293 per ounce. The Company has sold call options for 90,000 ounces of gold in 2002 at an average strike price of $296 per ounce. These forward sales contracts and call options represent approximately 3% of current reserves. In addition, the Company has obligations to purchase C$25.5 million for the remainder of 2002 at an exchange rate of C$1.60 to US$1.00.

        On June 10, 2002, the Company, Kinross and TVX entered into an agreement providing for the combination of the companies. In addition, TVX has agreed to acquire Newmont's interest in the TVX Newmont Americas joint venture. Under the agreement, holders of common shares of the Company (other than Kinross) will receive 0.52 of a common share of Kinross for each common share of the Company. The Company is in the process of obtaining customary regulatory approvals and the combination will be presented to shareholders for their consideration at a special meeting anticipated to be set for the fourth quarter 2002.

        On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, subsidiaries of the Company, entered into a McCoy/Cove asset purchase agreement with Newmont USA Limited, a subsidiary of Newmont, providing for the sale of the McCoy/Cove complex. The closing of the transaction is subject to, among other conditions, the completion of the Kinross combination. In consideration of the purchase of such assets, Newmont USA has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex. The agreement replaces the letter agreement dated February 13, 2002 and results in no cash payment to the Company or any of its affiliates. A gain is expected on the sale of McCoy/Cove. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash flow provided by operating activities was $5.2 million for the first six months of 2002 compared $16.3 million for the first six months of 2001. The 2002 results compared to 2001 reflect the decrease in production.

        Net cash used in investing activities was $6.5 million in the first six months of 2002, primarily related to investments in mining properties, plant and equipment.

        Net cash provided from financing activities was $5.6 million in the first six months of 2002 compared to net cash used for scheduled debt repayments of $7.5 million for the first six months of 2001. In May 2002, the Company sold a total of 39,100,000 units; each unit consisting of one common share and one share purchase warrant at a price of $0.70 per unit for net proceeds of $25.5 million. The Company repaid the remaining $17.0 million on its revolving credit facility and incurred $3.0 in transaction costs related to the issuance of common shares in exchange for its capital securities obligation. The Company is now debt free.

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for the entire capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest (See notes 7 and 8 to the interim consolidated financial statements).

        At June 30, 2002, the Company had $16.6 million in cash and cash equivalents and $2.0 million in short-term investments recorded at the lower of cost or fair value. The fair value of the short-term investments at June 30, 2002 was $14.4 million.

        At June 30, 2002, the estimated fair value of the Company's hedge portfolio was a loss of $2.3 million. A change in the gold price of $10 per ounce would result in a change in fair value of the hedge position by approximately $1.0 million assuming no changes in dollar interest rates, gold lease rates or other volatility factors underlying the Company's hedge position. There are no margin requirements related to these hedge contracts.

        The Company expects to incur $11.0 million for capital expenditures in 2002 funded by its operating cash flow, of which $8.9 million in expenditures have been incurred in the first six months of 2002. The Company will rely on its operating cash flow to fund the remainder of its planned 2002 capital expenditures. The Company monitors its discretionary spending in view of the cost structure of its operating mines and the availability of additional credit, and will modify or reduce its discretionary spending where necessary.

        Early in 2000, the American Stock Exchange had advised the Company that its listing eligibility was under review because the Company had fallen below two of the exchange's listing guidelines. On May 28, 2002, the Company received notification from the American Stock Exchange that the Company was in compliance with the American Stock Exchange continued listing guidelines.

        See note 13 to the interim consolidated financial statements.

FINANCIAL REVIEW

Three month results

        The Company reported a net loss of $1.5 million for the second quarter compared with a net loss of $0.4 million in the second quarter of 2001. On a per share basis, the results were break-even for the quarter compared to a net loss of $0.03 in 2001. The loss per share in 2001 included $4.3 million representing the equity portion of the interest on the Company's capital securities. The 2002 results, compared to 2001, reflect 26% lower gold sales volume and 64% lower silver sales volume due to lower production and a one time charge of $5.5 million relating to the exchange of the Company's capital securities for common shares. These factors were partially offset by lower operating costs, depreciation and amortization reflecting the reduction in ounces sold and a 26% higher average realized gold price. Deferred revenue recognized in the second quarter of 2002 was $8.9 million compared to $5.1 million in 2001.

        Gold production decreased 26% to 129,642 ounces in the second quarter of 2002 compared to 176,284 ounces in the second quarter of 2001. The decrease in production resulted from lower grades at Lupin and no production from McCoy/Cove. There was no silver production in the second quarter of 2002 compared to 1.7 million ounces from McCoy/Cove in the second quarter of 2001. Milling was completed at McCoy/Cove in March 2002.

        Cash operating costs were $224 per ounce of gold in the second quarter of 2002, versus $218 in the second quarter of 2001. The increase was primarily a result of lower production. Total production costs were $321 per ounce in the second quarter of 2002, versus $291 per ounce in the second quarter of 2001.

Six month results

        The Company reported net earnings of $4.0 million in the first six months of 2002, compared with net earnings of $3.4 million in the same period of 2001. On a per share basis, after capital securities interest of $4.6 million in 2002 and $8.7 million in 2001, the Company broke even for the first six months of 2002 compared with a loss of $0.04 in the same period of 2001. The 2002 results compared to 2001 reflect 22% lower gold sales volume, 46% lower silver sales volume and a one time charge of $5.5 million relating to the exchange of the Company's capital securities for common shares. These factors were partially offset by lower operating costs, depreciation and amortization reflecting the reduction in ounces sold and an 18% higher average realized gold price. Deferred revenue recognized in the first six months of 2002 was $16.3 million compared to $7.1 million in the same period of 2001.

        Gold production decreased 20% to 278,918 ounces in the first six months of 2002 compared to 349,754 ounces in the first six months of 2001. The lower production resulted from lower grades at all properties and completion of production at McCoy/Cove in March 2002. Silver production from McCoy/Cove was 1.5 million ounces, 55% lower than the 3.3 million ounces produced in 2001.

        Cash operating costs were $219 per ounce of gold in the first six months of 2002, versus $215 in the first six months of 2001. The increase was primarily a result of lower production. Total production costs were $301 per ounce in the first six months of 2002, versus $285 per ounce in the first six months of 2001.

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

        The term ounce as used in this Form 10-Q means "troy ounce".

Revenue

        Statistics for gold and silver ounces sold and other revenue data are set out below.

	Three months ended June 30		Six months ended June 30
Revenue Data
	2002	2001	2002	2001
Gold
Ounces sold	137,601	185,825	279,030	357,910
Average price realized/ounce—revenue basis	$375	$298	$360	$304
Average price realized/ounce—cash basis(1)	$311	$273	$302	$281
Average market price/ounce	$312	$268	$301	$266
Revenue (millions of U.S. $)	$51.7	$55.4	$100.5	$108.8
Percentage of total revenue	95%	87%	92%	85%
Silver
Ounces sold	663,305	1,824,329	2,118,181	3,918,144
Average price realized/ounce—revenue basis	$4.39	$4.52	$4.36	$4.93
Average price realized/ounce—cash basis(1)	$4.39	$4.30	$4.36	$5.22
Average market price/ounce	$4.75	$4.40	$4.63	$4.48
Revenue (millions of U.S. $)	$2.9	$8.2	$9.2	$19.3
Percentage of total revenue	5%	13%	8%	15%

Total revenue (millions of U.S. dollars)	$54.6	$63.7	$109.8	$128.1

(1)
Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

        The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis 2002 vs. 2001	Three months ended June 30	Six months ended June 30
(millions of U.S. dollars)
Higher gold prices	$10.6	$15.8
Lower silver prices	(0.1)	(1.2)
Change in volume	(19.6)	(32.9)

Decrease in revenue	$(9.1)	$(18.3)

Production Costs

        Production cost data per ounce of gold is set out below.

	Three months ended June 30		Six months ended June 30
Production Costs per Ounce of Gold Produced
	2002	2001	2002	2001
Direct mining expense	$231	$209	$220	$208
Deferred stripping and mine development costs	5	9	3	11
Inventory movements and other	(12)	—	(4)	(4)

Cash operating costs	224	218	219	215
Royalties	16	12	12	9
Production taxes	2	1	—	1

Total cash costs	242	231	231	225
Depreciation	54	38	48	38
Amortization	16	14	14	14
Reclamation and mine closure	9	8	8	8

Total production costs	$321	$291	$301	$285

Expenses

        Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $224 per ounce of gold in the second quarter of 2002 and $218 in the second quarter of 2001. See "Operations Review."

	Three months ended June 30		Six months ended June 30
Reconciliation of Cash Operating Costs per Ounce to Financial Statements
	2002	2001	2001	2002
(thousands of U.S. dollars, except per ounce amounts)
Operating costs per financial statements	$34,320	$46,521	$69,416	$91,144
Change in finished goods inventory and other	(5,399)	(1,434)	(2,224)	(2,365)
Co-product cost of silver produced	—	(6,657)	(6,027)	(13,582)

Cash operating costs	$28,921	$38,430	$61,165	$75,197

Gold ounces produced	129,462	176,284	278,918	349,754

Cash operating costs per ounce	$224	$218	$219	$215

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

OPERATIONS REVIEW

        Operating data by mine is set out below.

	Three months ended June 30		Six months ended June 30
Operating Data by Mine
	2002	2001	2002	2001
Gold production (ounces)
(a) Round Mountain (50%)	95,499	97,770	189,070	198,138
(b) Lupin	24,643	34,756	53,360	72,710
(c) Kettle River	9,500	16,373	19,987	29,218
(d) McCoy/Cove	—	27,385	16,501	49,688

Total gold	129,642	176,284	278,918	349,754

Silver production (ounces)
(d) McCoy/Cove	—	1,738,056	1,470,094	3,296,585

Total silver	—	1,738,056	1,470,094	3,296,585

        Gold production decreased 26% to 129,642 ounces in the second quarter of 2002 compared to 176,284 ounces in the second quarter of 2001. The decrease in production resulted from lower grades at Lupin and no production from McCoy/Cove. There was no silver production in the second quarter of 2002 compared to 1.7 million ounces from McCoy/Cove in the second quarter of 2001. Milling was completed at McCoy/Cove in March 2002. For the full year 2002, the Company's production targets are 530,000 gold ounces and 1.7 million silver ounces.

	Three months ended June 30		Six months ended June 30
Operating Data by Mine
	2002	2001	2002	2001
Cash operating costs (per ounce of gold)
(a) Round Mountain	$176	$194	$181	$190
(b) Lupin	384	230	330	223
(c) Kettle River	282	274	270	260
(d) McCoy/Cove	—	234	225	245

Company average	$224	$218	$219	$215

        Cash operating costs were $224 per ounce of gold in the second quarter of 2002, versus $218 in the second quarter of 2001. The increase was primarily a result of lower production. The Company has targeted consolidated cash operating costs of $225 per ounce of gold produced for the full year 2002.

(a)
Round Mountain, Nevada (50% owned)

	Three months ended June 30		Six months ended June 30
OPERATING DATA
	2002	2001	2002	2001
Gold produced (ounces) (the Company's 50% share):
Heap leached—reusable pad	35,701	30,572	73,713	57,822
Heap leached—dedicated pad	40,747	58,118	79,683	98,805
Milled	19,051	9,080	35,674	41,511

Total	95,499	97,770	189,070	198,138
Mining cost/ton of ore and waste	$0.79	$0.88	$0.79	$0.86
Heap leaching cost/ton of ore	$0.80	$0.81	$0.78	$0.75
Milling cost/ton of ore	$3.13	$3.18	$3.06	$3.09
Production cost per ounce of gold produced:
Direct mining expense	$176	$173	$174	$169
Deferred stripping cost	12	20	13	21
Inventory movements and other	(12)	1	(6)	—

Cash operating cost	176	194	181	190
Royalties	22	22	19	16
Production taxes	3	1	3	1

Total cash cost	201	217	203	207
Depreciation	43	40	43	38
Amortization	15	15	15	15
Reclamation and mine closure	9	9	9	9

Total production costs	$268	$281	$270	$269

Heap leached—reusable pad:
Ore processed (tons/day)	31,130	26,844	31,282	27,303
Total ore processed (000 tons)	2,833	2,443	5,693	4,969
Grade (ounce/ton)	0.047	0.031	0.046	0.034
Recovery rate (%)	61.5	72.9	63.6	78.0
Heap leached—dedicated pad:
Ore processed (tons/day)	139,692	128,231	139,736	137,819
Total ore processed (000 tons)	12,712	11,669	25,432	25,083
Grade (ounce/ton)	0.012	0.011	0.011	0.011
Recovery rate(1)
Milled:
Ore processed (tons/day)	9,768	10,097	9,775	9,989
Total ore processed (000 tons)	889	919	1,779	1,818
Grade (ounce/ton)	0.055	0.040	0.050	0.064
Recovery rate (%)	86.3	80.5	85.0	84.0

(1)
Recovery rates on dedicated pads can only be estimated, as actual recoveries will not be known until leaching is complete. At the Round Mountain mine, the gold recovery rate on the dedicated heap leach pad is estimated at 50%.

        The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The Company's share of mine production was 95,499 ounces for the second quarter compared with 97,770 ounces for the second quarter in 2001. Cash operating costs for the second quarter were $176 per ounce, compared to $194 per ounce for the second quarter in the previous year reflecting lower spending during the current quarter. Round Mountain's production target for 2002 is being increased to 730,000 ounces (the Company's share: 365,000 ounces). Cash operating costs are forecast to be $195 per ounce for the year.

        During the quarter, four additional 240-ton haul trucks were purchased to replace older and higher cost 150-ton units. In addition, work continued on the Gold Hill property located just four miles north of the current mining and processing facilities. The second quarter program was focused on shallow mineralization to assess the economics of a small starter pit. Gold Hill displays Round Mountain style mineralization over an area that presently measures approximately 2,000 by 4,000 feet. The extent of the mineralization has not been fully defined.

(b)
Lupin, Nunavut, Canada (100% owned)

	Three months ended June 30				Six months ended June 30
OPERATING DATA
	2002		2001		2002		2001
Gold produced (ounces)		24,643		34,756		53,360		72,710
Mining cost/ton of ore	C$	64.53	C$	48.14	C$	57.96	C$	46.47
Milling cost/ton of ore	C$	13.88	C$	13.54	C$	14.10	C$	13.97
Production cost per ounce of gold produced:
Canadian dollars:
Direct mining expense	C$	666	C$	400	C$	583	C$	389
Deferred mine development cost		(43)		(18)		(51)		(15)
Inventory movements and other		3		2		1		1

Cash operating cost	C$	626	C$	384	C$	533	C$	375
U.S. dollars:
Cash operating costs	US$	384	US$	230	US$	330	US$	223
Royalties		—		—		—		—
Production taxes		—		—		—		—

Total cash cost		384		230		330		223
Depreciation		46		30		40		29
Amortization		6		7		6		7
Reclamation and mine closure		15		14		15		14

Total production costs	US$	451	US$	281	US$	391	US$	273

Milled:
Ore processed (tons/day)		1,623		1,818		1,640		1,834
Total ore processed (000 tons)		148		165		298		334
Grade (ounce/ton)		0.181		0.226		0.193		0.234
Recovery rate (%)		92.2		92.9		92.5		93.2

        Gold production for the quarter was 24,643 ounces compared with 34,756 ounces in the second quarter of 2001 reflecting 20% lower grades and 11% fewer tons milled. During the quarter there were a limited number of production areas and lower grades were encountered in all areas. Over the last two years, an emphasis on cash conservation limited development, thereby reducing the flexibility to offset areas of low grade ore. Cash operating costs for the quarter were $384 per ounce compared with $230 per ounce for the same period in 2001 (after a $19 per ounce credit for Canadian dollar hedging). The significant increase in cash operating costs is directly attributable to the lower production as well as increased spending for underground equipment. Spending is now focused on increased development activities and additional production drilling.

        While the Company believes that significant progress is now being made, the production shortfall encountered during the first six months of this year will not be replaced. Therefore, the annual production target has been reduced by 20,000 to 120,000 ounces and cash operating costs per ounce are now forecast at $295 per ounce compared to a planned target of $250 per ounce.

(c)
Kettle River, Washington (100% owned)

	Three months ended June 30		Six months ended June 30
OPERATING DATA
	2002	2001	2002	2001
Gold produced (ounces)	9,500	16,373	19,987	29,218
Mining cost/ton of ore	$22.70	$23.37	$22.31	$23.58
Milling cost/ton of ore	$10.52	$10.15	$10.81	$10.91
Production cost per ounce of gold produced:
Direct mining expense	$270	$192	$259	$201
Deferred mine development cost	—	—	—	—
Inventory movements and other	12	82	11	59

Cash operating cost	282	274	270	260
Royalties	1	12	4	12
Production taxes	2	1	2	1

Total cash cost	285	287	276	273
Depreciation	—	7	—	7
Amortization	50	40	50	40
Reclamation and mine closure	—	15	—	15

Total production costs	$335	$349	$326	$335

Milled:
Ore processed (tons/day)	727	1,303	733	1,102
Total ore processed (000 tons)	66	119	133	201
Grade (ounce/ton)	0.174	0.167	0.179	0.176
Recovery rate (%)	82.8	82.7	83.6	82.7

        Gold production for the second quarter was 9,500 ounces, down from 16,373 ounces in the second quarter of 2001, reflecting the lower tonnage available from the K-2 mine and ore stockpiles. With the lower production, cash operating costs per ounce for the quarter were $282 per ounce compared with $274 per ounce for the same period in 2001. The higher costs per ounce resulted only from the lower production as actual spending was 40% less than in 2001. Kettle River production for 2002 is now expected to be 30,000 ounces with cash operating costs forecast to be $290 per ounce.

        Results from exploration at the Emanuel Creek property, located adjacent to the Kettle River production area, continue to be encouraging. Drill results from surface holes have indicated a mineralized zone, although dimensions and limits have not yet been determined. An underground development program is underway to allow access for drilling from a location near existing workings. Completion of the exploration component of this program, comprising 25 holes or more, is anticipated prior to the end of the year.

(d)
McCoy/Cove, Nevada (100% owned)

	Three months ended June 30		Six months ended June 30
OPERATING DATA
	2002	2001	2002	2001
Gold produced (ounces):
Milled	—	19,746	9,906	37,724
Heap leached	—	7,639	6,595	11,964

Total gold	—	27,385	16,501	49,688
Silver produced (ounces):
Milled	—	1,636,147	1,410,594	3,131,456
Heap leached	—	101,909	59,500	165,129

Total silver	—	1,738,056	1,470,904	3,296,585
Milling cost/ton of ore	$—	$7.29	$10.49	$6.84
Production cost per ounce of gold produced:
Direct mining expense	$—	$245	$216	$250
Deferred stripping cost	—	(10)	—	(2)
Inventory movements and other	—	(1)	9	(3)

Cash operating cost	—	234	225	245
Royalties	—	1	1	1
Production taxes	—	—	(12)	—

Total cash cost	—	235	214	246
Depreciation	—	44	51	47
Amortization	—	8	—	8
Reclamation and mine closure	—	—	—	—

Total production costs	$—	$287	$265	$301

Average gold-to-silver price ratio(1)	—	61.1:1	64.6:1	59.4:1
Milled:
Ore processed (tons/day)	—	11,209	6,451	11,523
Total ore processed (000 tons)	—	1,020	587	2,097
Gold grade (ounce/ton)	—	0.043	0.034	0.043
Silver grade (ounce/ton)	—	2.69	3.46	2.63
Gold recovery rate (%)	—	45.7	43.3	45.1
Silver recovery rate (%)	—	66.1	64.0	65.5

(1)
To convert costs per ounce of gold into comparable costs per ounce of co-product silver, divide the production cost per ounce of gold by the period's average gold-to-silver price ratio.

        At McCoy/Cove in Nevada, gold production was completed on March 31, 2002 and the property is now in full reclamation mode.

        On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, subsidiaries of the Company, entered into a new McCoy/Cove asset purchase agreement with Newmont USA Limited, a subsidiary of Newmont, providing for the sale of the McCoy/Cove complex. The closing of the transaction is subject to, among other conditions, the completion of the Kinross combination. In consideration of the purchase of such assets, Newmont USA has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex. The agreement replaces the letter agreement dated February 13, 2002 and results in no cash payment to the Company or any of its affiliates. A gain is expected on the sale of McCoy/Cove. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account.

RECENT DEVELOPMENTS

Capital securities

        On April 3, 2002 the Company issued 361,561,230 common shares, representing approximately 72% of the outstanding common shares after giving effect to such issuance, in exchange for all of its $100 million aggregate principal amount of 11% junior subordinated debentures due 2027, plus accrued and unpaid interest thereon.

        Following this issuance of common shares, and as at April 3, 2002, the new principal holders of the Company's common shares and their respective ownership positions in the Company were Newmont Canada (48.8%) and Kinross (11.4%). In connection with the completion of the capital securities exchange, three directors of the Company resigned from the board of directors. Two of the vacancies created by these resignations were filled by executive officers of Newmont Canada.

        As a result of eliminating the capital securities, the Company recorded an increase to common shares of $303.7 million, based on their quoted market value at the date of issue. The quoted market value of the common shares issued exceeded the book value of the capital securities by $134.8 million. This difference, along with transaction costs of $3.0 million, were recorded proportionately between interest expense ($5.5 million) and deficit ($132.3 million) in the second quarter of 2002 based on the debt and equity classifications of the capital securities. Under U.S. GAAP, the entire loss of $137.8 million would be recorded as an extraordinary item.

Combination agreement

        On June 10, 2002, the Company, Kinross and TVX entered into an agreement providing for the combination of the companies. In addition, TVX has agreed to acquire Newmont's interest in the TVX Newmont Americas joint venture. Under the agreement, holders of common shares of the Company (other than Kinross) will receive 0.52 of a common share of Kinross for each common share of the Company. The Company is in the process of obtaining customary regulatory approvals and the combination will be presented to shareholders for their consideration at a special meeting anticipated to be set for the fourth quarter 2002.

Completion of financing

        In May 2002, the Company sold a total of 39,100,000 units at a price of $0.70 per unit for aggregate gross proceeds of approximately $27.4 million. Each unit consists of one common share and one share purchase warrant. The common shares and the warrants comprising the units separated upon closing and trade separately on the Toronto Stock Exchange and the American Stock Exchange. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.90 at any time prior to November 14, 2003.

Sale of McCoy/Cove complex

        On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, subsidiaries of the Company, entered into a McCoy/Cove asset purchase agreement with Newmont USA Limited, a subsidiary of Newmont, providing for the sale of the McCoy/Cove complex. The closing of the transaction is subject to, among other conditions the completion of the Kinross combination. In consideration of the purchase of such assets, Newmont USA has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex. The agreement replaces the letter agreement dated February 13, 2002 and results in no cash payment to the Company or any of its affiliates. A gain is expected on the sale of McCoy/Cove. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account.

Exploration and development programs

        The Company is engaged in exploration activity at its Round Mountain and Kettle River mines. At Round Mountain, work continued on the Gold Hill property located just four miles north of the current mining and processing facilities. The second quarter program was focused on shallow mineralization to assess the economics of a small starter pit. Gold Hill displays Round Mountain style mineralization over an area that presently measures approximately 2,000 by 4,000 feet. The extent of the mineralization has not been fully defined.

        At the Company's Kettle River operation, results from exploration at the Emanuel Creek property, located adjacent to the Kettle River production area, continue to be encouraging. Drill results from surface holes have indicated a mineralized zone, although dimensions and limits have not yet been determined. An underground development program is underway to allow access for drilling from a location near existing workings. Completion of the exploration component of this program, comprising 25 holes or more, is anticipated prior to the end of the year.

        For the second quarter of 2002, the Company spent $1.5 million on exploration activities. Exploration costs are expensed as incurred.

        The Company continues to defer a construction decision on the 100% owned Aquarius gold development project in Ontario, Canada. Development holding costs are expensed as incurred and $0.1 million such costs were expensed during the second quarter of 2002.

American Stock Exchange

        Early in 2000, the American Stock Exchange had advised the Company that its listing eligibility was under review because the Company had fallen below two of the exchange's listing guidelines. On May 28, 2002 the Company received notification from the American Stock Exchange that the Company was in compliance with the American Stock Exchange continued listing guidelines.

Other

        See note 13 to the interim consolidated financial statements.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The estimated fair values of the Company's gold commitments decreased by approximately $4.4 million from December 31, 2001 to June 30, 2002, primarily due to the increase in the gold price from $277 to $301 per ounce. Information about market risks are discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2001.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Summa

        See note 13 to the interim consolidated financial statements.

Handy & Harman

        See note 13 to the interim consolidated financial statements.

Other

        In November, 2001, two former employees of the Company brought a claim against the Company pursuant to the Class Proceedings Act (British Columbia) as a result of the temporary suspension of operations at the Company's Lupin mine early in 1998 and the layoff of employees at that time. At this time, the Company does not know the amount being claimed by the former employees nor whether the claim is appropriate for certification as a class action. Additional information is required in order for the Company's legal counsel to complete its analysis and assessment of this claim.

        The Company is also engaged in routine litigation incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

        The Company's Annual General Meeting was held June 6, 2002.

(1)
Election of Directors

Nominee	Votes For	Votes Against or Withheld
John Norman Abell	414,267,454	2,661,193
Ron Binns	414,268,454	2,660,193
Peter Clarke	414,267,454	2,661,193
David Harquail	414,268,454	2,660,193
Robert Leigh Leclerc, Q.C.	414,267,454	2,661,193
John Frederick McOuat	414,268,454	2,660,193
(2)
Appointment of Ernst & Young LLP as Auditors of the Company.

	Votes For	Votes Against or Withheld
Appointment of Ernst & Young LLP	417,032,451	389,960

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K	Filed on April 5, 2002 related to the closing of the capital securities exchange transaction.
Filed on May 10, 2002 related to the pricing of the public offering of units.
Filed on June 10, 2002 related to the proposed combination between Echo Bay Mines Ltd., Kinross Gold Corporation and TVX Gold Inc.
Filed on June 11, 2002 related to the combination agreement between Echo Bay Mines Ltd., Kinross Gold Corporation and TVX Gold Inc.
Filed on July 8, 2002 related to the proposed purchase and sale of the McCoy/Cove mining complex, between subsidiaries of Echo Bay Mines Ltd. and a subsidiary of Newmont Mining Corporation.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO BAY MINES LTD. (Registrant)
Date: August 2, 2002	By:	/s/ David A. Ottewell Controller and Principal Accounting Officer

CERTIFICATION

        The foregoing report containing financial statements for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: August 2, 2002

/s/	Robert L. Leclerc Chairman and Chief Executive Officer	/s/	Tom S.Q. Yip Vice President and Chief Financial Officer

QuickLinks

ECHO BAY MINES LTD. INDEX
CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE