Form 10-Q/A
period 2002-06-30
ECHO BAY MINES LTD
filed 2002-09-16
CIK 722080

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

ECHO BAY MINES LTD.

INDEX

RESTATEMENT

        After filing the Company's Form 10-Q for the quarterly period ended June 30, 2002 with the Securities and Exchange Commission and following discussion with the Company's independent accountants, management determined that it was necessary to revise its disclosure of "Net earnings (loss) attributable to common shareholders" and "Earnings (loss) per share" for the equity portion of the loss on conversion of the capital securities charged directly to deficit under Canadian generally accepted accounting principles. The Consolidated Statements of Operations was amended as follows.

	Three months ended June 30, 2002		Six months ended June 30, 2002
	Previously Reported	Amended	Previously Reported	Amended
thousands of U.S. dollars
Net earnings (loss)	$(1,487)	$(1,487)	$3,987	$3,987

Net earnings (loss) attributable to common shareholders	$(1,487)	$(133,789)	$(594)	$(132,896)

Earnings (loss per share)—basic and diluted	$—	$(0.27)	$—	$(0.31)

Weighted average number of shares outstanding (thousands)—basic and diluted	495,983	495,983	429,782	429,782

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

ECHO BAY MINES LTD.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30 2002	December 31 2001
(thousands of U.S. dollars)
ASSETS
Current assets:
Cash and cash equivalents	$16,612	$12,351
Short-term investments	2,007	1,910
Interest and accounts receivable	5,358	3,645
Inventories (note 2)	31,463	29,506
Prepaid expenses and other assets	1,889	3,725

	57,329	51,137
Plant and equipment (note 3)	114,932	120,969
Mining properties (note 3)	31,901	32,903
Long-term investments and other assets (note 4)	52,840	55,795

	$257,002	$260,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,039	$24,284
Income and mining taxes payable	2,574	3,570
Debt and other financings (note 5)	—	17,000
Deferred income (note 6)	782	876
Reclamation and mine closure liabilities	3,021	3,841

	29,416	49,571
Debt and other financings (note 5)	—	6,714
Deferred income (note 6)	27,404	47,042
Reclamation and mine closure liabilities	49,504	49,726
Deferred income taxes	969	925
Commitments and contingencies (notes 12 and 13)
Shareholders' equity:
Capital stock (note 7)	1,042,568	713,343
Capital securities (note 8)	—	157,453
Deficit	(867,561)	(734,665)
Foreign currency translation	(25,298)	(29,305)

	149,709	106,826

	$257,002	$260,804

See accompanying notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
(thousands of U.S. dollars, except for per share data)
Revenue	$54,578	$63,652	$109,754	$128,113

Expenses:
Operating costs	34,320	46,521	69,416	91,144
Royalties	2,082	2,383	3,706	3,686
Production taxes	295	158	84	271
Depreciation and amortization	9,883	11,371	19,723	22,269
Reclamation and mine closure	1,224	1,622	2,480	3,265
General and administrative	1,578	1,237	2,891	2,840
Exploration and development	1,607	1,161	2,169	2,012
Loss on retirement of capital securities (note 7)	5,461	—	5,461	—
Interest and other (note 9)	(385)	542	(163)	832

	56,065	64,995	105,767	126,319

Earnings (loss) before income taxes	(1,487)	(1,343)	3,987	1,794

Income tax expense (recovery):
Current	—	(101)	—	83
Deferred	—	(839)	—	(1,679)

	—	(940)	—	(1,596)

Net earnings (loss)	$(1,487)	$(403)	$3,987	$3,390

Net earnings (loss) attributable to common shareholders (note 8)	$(133,789)	$(4,729)	$(132,896)	$(5,266)

Earnings (loss) per share—basic and diluted	$(0.27)	$(0.03)	$(0.31)	$(0.04)

Weighted average number of shares outstanding (thousands)—basic and diluted	495,983	140,607	429,782	140,607

CONSOLIDATED STATEMENTS OF DEFICIT

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
(thousands of U.S. dollars)
Balance, beginning of period	$(733,772)	$(712,217)	$(734,665)	$(711,680)
Net earnings (loss)	(1,487)	(403)	3,987	3,390
Loss on retirement of capital securities, net of nil tax effect (note 7)	(132,302)	—	(132,302)	—
Interest on capital securities, net of nil tax effect (note 8)	—	(4,326)	(4,581)	(8,656)

Balance, end of period	$(867,561)	$(716,946)	$(867,561)	$(716,946)

See accompanying notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
(thousands of U.S. dollars)
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net cash flows provided from operating activities	$5,486	$2,190	$5,249	$16,297

INVESTING ACTIVITIES
Mining properties, plant and equipment	(6,544)	(3,000)	(8,864)	(13,357)
Long-term investments and other assets	107	3	79	13
Proceeds on the sale of plant and equipment	1,516	152	1,692	368
Other	691	(207)	544	(133)

	(4,230)	(3,052)	(6,549)	(13,109)

FINANCING ACTIVITIES
Debt repayments	(17,000)	(3,750)	(17,000)	(7,500)
Units offering, net of issuance costs (note 7)	25,513	—	25,513	—
Costs of capital securities retirement (note 7)	(2,952)	—	(2,952)	—

	5,561	(3,750)	5,561	(7,500)

Net increase (decrease) in cash and cash equivalents	6,817	(4,612)	4,261	(4,312)
Cash and cash equivalents, beginning of period	9,795	14,569	12,351	14,269

Cash and cash equivalents, end of period	$16,612	$9,957	$16,612	$9,957

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

8.    CAPITAL SECURITIES

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for all of its capital securities (note 7). Prior to the exchange, the present value of the capital securities' principal amount was classified as debt (note 5) and the present value of the future interest payments plus deferred accrued interest was classified within a separate component of shareholders' equity. Interest on the debt portion of the capital securities was classified as interest expense on the consolidated statement of earnings and interest on the equity portion of the capital securities was charged directly to deficit on the consolidated balance sheet. The loss on conversion of the capital securities was charged proportionately between earnings and deficit (note 7). For purposes of per share calculations, the equity portions of interest and the loss on conversion decreases the earnings attributable to common shareholders. See note 10 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

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

FINANCIAL REVIEW

Three month results

        The Company reported a net loss of $1.5 million for the second quarter compared with a net loss of $0.4 million in the second quarter of 2001. On a per share basis, the Company had a loss of $0.27 for the quarter compared to a net loss of $0.03 in 2001. The loss per share includes a $132.3 million charge for the equity portion of the loss on the exchange of the Company's capital securities for common shares in 2002 and $4.3 million representing the equity portion of the interest on the capital securities in 2001. The 2002 results, compared to 2001, reflect 26% lower gold sales volume and 64% lower silver sales volume due to lower production and a charge of $5.5 million relating to the debt portion of the loss on retirement of the capital securities. These factors were partially offset by lower operating costs, depreciation and amortization reflecting the reduction in ounces sold and a 26% higher average realized gold price. Deferred revenue recognized in the second quarter of 2002 was $8.9 million compared to $5.1 million in 2001.

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

Six month results

        The Company reported net earnings of $4.0 million in the first six months of 2002, compared with net earnings of $3.4 million in the same period of 2001. On a per share basis, after capital securities interest of $4.6 million in 2002 and $8.7 million in 2001 and the equity portion of the loss on retirement of the capital securities of $132.3 million in 2002, the Company had a loss of $0.31 for the first six months of 2002 compared with a loss of $0.04 in the same period of 2001. The 2002 results compared to 2001 reflect 22% lower gold sales volume, 46% lower silver sales volume and a charge of $5.5 million relating to the debt portion of the loss on retirement of the capital securities. These factors were partially offset by lower operating costs, depreciation and amortization reflecting the reduction in ounces sold and an 18% higher average realized gold price. Deferred revenue recognized in the first six months of 2002 was $16.3 million compared to $7.1 million in the same period of 2001.

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

ECHO BAY MINES LTD. (Registrant)
Date: September 13, 2002	By:	/s/ David A. Ottewell Controller and Principal Accounting Officer

CERTIFICATION

        I, Tom S.Q. Yip, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Echo Bay Mines Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/	Tom S.Q. Yip Vice President and Chief Financial Officer

CERTIFICATION

        I, Robert L. Leclerc, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Echo Bay Mines Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/	Robert L. Leclerc Chairman and Chief Executive Officer

CERTIFICATION

        The foregoing report containing financial statements for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: September 13, 2002

/s/	Robert L. Leclerc Chairman and Chief Executive Officer	/s/	Tom S.Q. Yip Vice President and Chief Financial Officer