Form 10-Q/A
period 2002-06-30
ECHO BAY MINES LTD
filed 2002-11-08
CIK 722080

Use these links to rapidly review the document
ECHO BAY MINES LTD. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A(2)

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

ECHO BAY MINES LTD.
INDEX

RESTATEMENT

        After filing the Company's Form 10-Q and 10-Q/A for the quarterly period ended June 30, 2002 with the Securities and Exchange Commission and following discussion with the Company's independent accountants, management determined that it was necessary to revise its disclosure of the "Weighted average number of shares outstanding" and "Earnings (loss) per share—basic and diluted" for the six months ended June 30, 2002 under Canadian and U.S. generally accepted accounting principles. There is no change for the three months ended June 30, 2002.

The Consolidated Statements of Operations was amended as follows.

	Previously Reported	Amended
	thousands of U.S. dollars
Earnings (loss) per share—basic and diluted	$(0.31)	$(0.42)

Weighted average number of shares outstanding (thousands)—basic and diluted	429,782	318,295

The disclosure in Note 10 under United States generally accepted accounting principles was amended as follows.

	Previously Reported	Amended
	thousands of U.S. dollars
Earnings (loss) per share—basic and diluted
—before extraordinary loss	$0.01	$0.01
—extraordinary loss	$(0.32)	$(0.43)

—after extraordinary loss	$(0.31)	$(0.42)

Weighted average number of shares outstanding (thousands)
—basic	429,782	318,295
—diluted	432,549	321,062

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

ECHO BAY MINES LTD.

CONSOLIDATED BALANCE SHEETS

	June 30 2002	December 31 2001
	thousands of U.S. dollars
ASSETS
Current assets:
Cash and cash equivalents	$16,612	$12,351
Short-term investments	2,007	1,910
Interest and accounts receivable	5,358	3,645
Inventories (note 2)	31,463	29,506
Prepaid expenses and other assets	1,889	3,725

	57,329	51,137
Plant and equipment (note 3)	114,932	120,969
Mining properties (note 3)	31,901	32,903
Long-term investments and other assets (note 4)	52,840	55,795

	$257,002	$260,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,039	$24,284
Income and mining taxes payable	2,574	3,570
Debt and other financings (note 5)	—	17,000
Deferred income (note 6)	782	876
Reclamation and mine closure liabilities	3,021	3,841

	29,416	49,571
Debt and other financings (note 5)	—	6,714
Deferred income (note 6)	27,404	47,042
Reclamation and mine closure liabilities	49,504	49,726
Deferred income taxes	969	925
Commitments and contingencies (notes 12 and 13)
Shareholders' equity:
Capital stock (note 7)	1,042,568	713,343
Capital securities (note 8)	—	157,453
Deficit	(867,561)	(734,665)
Foreign currency translation	(25,298)	(29,305)

	149,709	106,826

	$257,002	$260,804

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
	thousands of U.S. dollars, except for per share data
Revenue	$54,578	$63,652	$109,754	$128,113

Expenses:
Operating costs	34,320	46,521	69,416	91,144
Royalties	2,082	2,383	3,706	3,686
Production taxes	295	158	84	271
Depreciation and amortization	9,883	11,371	19,723	22,269
Reclamation and mine closure	1,224	1,622	2,480	3,265
General and administrative	1,578	1,237	2,891	2,840
Exploration and development	1,607	1,161	2,169	2,012
Loss on retirement of capital securities (note 7)	5,461	—	5,461	—
Interest and other (note 9)	(385)	542	(163)	832

	56,065	64,995	105,767	126,319

Earnings (loss) before income taxes	(1,487)	(1,343)	3,987	1,794

Income tax expense (recovery):
Current	—	(101)	—	83
Deferred	—	(839)	—	(1,679)

	—	(940)	—	(1,596)

Net earnings (loss)	$(1,487)	$(403)	$3,987	$3,390

Net earnings (loss) attributable to common shareholders (note 8)	$(133,789)	$(4,729)	$(132,896)	$(5,266)

Earnings (loss) per share—basic and diluted	$(0.27)	$(0.03)	$(0.42)	$(0.04)

Weighted average number of shares outstanding (thousands)—basic and diluted	495,983	140,607	318,295	140,607

CONSOLIDATED STATEMENTS OF DEFICIT

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
	thousands of U.S. dollars
Balance, beginning of period	$(733,772)	$(712,217)	$(734,665)	$(711,680)
Net earnings (loss)	(1,487)	(403)	3,987	3,390
Loss on retirement of capital securities, net of nil tax effect (note 7)	(132,302)	—	(132,302)	—
Interest on capital securities, net of nil tax effect (note 8)	—	(4,326)	(4,581)	(8,656)

Balance, end of period	$(867,561)	$(716,946)	$(867,561)	$(716,946)

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
	thousands of U.S. dollars
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net cash flows provided from operating activities	$5,486	$2,190	$5,249	$16,297

INVESTING ACTIVITIES
Mining properties, plant and equipment	(6,544)	(3,000)	(8,864)	(13,357)
Long-term investments and other assets	107	3	79	13
Proceeds on the sale of plant and equipment	1,516	152	1,692	368
Other	691	(207)	544	(133)

	(4,230)	(3,052)	(6,549)	(13,109)

FINANCING ACTIVITIES
Debt repayments	(17,000)	(3,750)	(17,000)	(7,500)
Units offering, net of issuance costs (note 7)	25,513	—	25,513	—
Costs of capital securities retirement (note 7)	(2,952)	—	(2,952)	—

	5,561	(3,750)	5,561	(7,500)

Net increase (decrease) in cash and cash equivalents	6,817	(4,612)	4,261	(4,312)
Cash and cash equivalents, beginning of period	9,795	14,569	12,351	14,269

Cash and cash equivalents, end of period	$16,612	$9,957	$16,612	$9,957

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

        The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net earnings (loss) under Canadian GAAP	$(1,487)	$(403)	$3,987	$3,390
Additional interest expense on capital securities	—	(4,326)	(4,581)	(8,656)
Amortization of deferred financing on capital securities	—	(159)	(158)	(317)
Loss on retirement of capital securities	5,461	—	5,461	—
Change in market value of foreign exchange contracts	714	(461)	671	(1,940)
Change in market value of option contracts	(1,403)	217	(1,703)	(791)
Modification of derivative contracts realized in net earnings	343	—	687	—
Transition adjustment on adoption of FAS 133	—	—	—	(3,090)
Kettle River exploration expense	—	(797)	—	(1,303)
Kettle River amortization expense	—	655	—	1,169
Unrealized loss on share investments	—	102	—	102

Net earnings (loss) under U.S. GAAP before extraordinary loss	$3,628	$(5,172)	$4,364	$(11,436)
Loss on retirement of capital securities, net of nil tax effect	(137,763)	—	(137,763)	—

Net loss under U.S. GAAP	$(134,135)	$(5,172)	$(133,399)	$(11,436)

Loss per share under U.S. GAAP—basic and diluted
—before extraordinary loss	$0.01	$(0.04)	$0.01	$(0.08)
—extraordinary loss	$(0.28)	$—	$(0.43)	$—

—after extraordinary loss	$(0.27)	$(0.04)	$(0.42)	$(0.08)

Weighted average number of shares outstanding (thousands)
—basic	495,983	140,607	318,295	140,607
—diluted	499,975	140,607	321,062	140,607

        The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

June 30, 2002	Canadian GAAP	Derivative Contracts	Other	U.S. GAAP
Short-term investments	$2,007	$—	$12,392	$14,399
Long-term investments and other assets	52,840	(26,840)	812	26,812
Accounts payable and accrued liabilities	23,039	2,300	—	25,339
Deferred income	28,186	(28,186)	—	—
Common shares	1,042,568	—	36,428	1,078,996
Deficit	(867,561)	(4,579)	(35,438)	(907,578)
Foreign currency translation	(25,298)	—	25,298	—
Accumulated other comprehensive loss	—	3,625	(13,084)	(9,459)
Shareholders' equity	149,709	(954)	13,204	161,959

        The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net earnings (loss) under U.S. GAAP	$(134,135)	$(5,172)	$(133,399)	$(11,436)
Other comprehensive income (loss), after a nil income tax effect:
Unrealized gain on share investments arising during period	6,030	67	9,756	356
Foreign currency translation adjustments	4,070	2,502	4,007	(915)
Transition adjustment on implementation of FAS 133	—	—	—	39,234
Modification of derivative contracts realized in net earnings (loss)	(9,599)	(5,497)	(17,860)	(7,794)

Other comprehensive income (loss)	501	(2,928)	(4,097)	30,881

Comprehensive income (loss)	$(133,634)	$(8,100)	$(137,496)	$19,445

        Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

	June 30 2002	December 31 2001
Unrealized gain on share investments	$12,214	$2,458
Modification of derivative contracts	3,625	21,485
Foreign currency translation	(25,298)	(29,305)

Accumulated other comprehensive loss	$(9,459)	$(5,362)

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

Six month results

        The Company reported net earnings of $4.0 million in the first six months of 2002, compared with net earnings of $3.4 million in the same period of 2001. On a per share basis, after capital securities interest of $4.6 million in 2002 and $8.7 million in 2001 and the equity portion of the loss on retirement of the capital securities of $132.3 million in 2002, the Company had a loss of $0.42 for the first six months of 2002 compared with a loss of $0.04 in the same period of 2001. The 2002 results compared to 2001 reflect 22% lower gold sales volume, 46% lower silver sales volume and a charge of $5.5 million relating to the debt portion of the loss on retirement of the capital securities. These factors were partially offset by lower operating costs, depreciation and amortization reflecting the reduction in ounces sold and an 18% higher average realized gold price. Deferred revenue recognized in the first six months of 2002 was $16.3 million compared to $7.1 million in the same period of 2001.

        Gold production decreased 20% to 278,918 ounces in the first six months of 2002 compared to 349,754 ounces in the first six months of 2001. The lower production resulted from lower grades at all properties and completion of production at McCoy/Cove in March 2002. Silver production from McCoy/Cove was 1.5 million ounces, 55% lower than the 3.3 million ounces produced in 2001.

        The term "ounce" as used in this Form 10-Q means "troy ounce".

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

	Three months ended June 30		Six months ended June 30
Reconciliation of Cash Operating Costs per Ounce to Financial Statements
	2002	2001	2002	2001
	thousands of U.S. dollars, except per ounce amounts
Round Mountain
Operating costs per financial statements	$17,731	$20,025	$33,121	$38,260
Change in finished goods inventory	(888)	(1,032)	1,187	(682)

Cash operating costs	$16,843	$18,993	$34,308	$37,578

Gold ounces produced	95,499	97,770	189,070	198,138
Cash operating costs per ounce	$176	$194	$181	$190

Lupin
Operating costs per financial statements	$10,392	$8,035	$18,271	$15,854
Change in finished goods inventory	(922)	(56)	(677)	342

Cash operating costs	$9,470	$7,979	$17,594	$16,196

Gold ounces produced	24,643	34,756	53,360	72,710
Cash operating costs per ounce	$384	$230	$330	$223

Kettle River
Operating costs per financial statements	$2,565	$4,505	$4,571	$8,056
Change in finished goods inventory	110	(14)	831	(461)

Cash operating costs	$2,675	$4,491	$5,402	$7,595

Gold ounces produced	9,500	16,373	19,987	29,218
Cash operating costs per ounce	$282	$274	$270	$260

McCoy/Cove
Operating costs per financial statements	$3,632	$13,956	$13,453	$28,974
Change in finished goods inventory	(3,632)	(872)	(4,598)	(3,222)

Cash operating costs	$—	$13,084	$8,855	$25,752

Gold ounces produced	—	27,385	16,501	49,688
Silver ounces produced	—	1,738,056	1,470,094	3,296,585
Average gold-to-silver price ratio	—	61.1	64.6	59.4
Cash operating costs per ounce	$—	$234	$225	$245

Consolidated
Operating costs per financial statements	$34,320	$46,521	$69,416	$91,144
Change in finished goods inventory	(5,332)	(1,974)	(3,257)	(4,023)

Cash operating costs	$28,988	$44,547	$66,159	$87,121

Gold ounces produced	129,642	176,284	278,918	349,754
Silver ounces produced	—	1,738,056	1,470,094	3,296,585
Average gold-to-silver price ratio	—	61.1	64.6	59.4
Cash operating costs per ounce	$224	$218	$219	$215

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

        Gold production decreased 26% to 129,642 ounces in the second quarter of 2002 compared to 176,284 ounces in the second quarter of 2001. The decrease in production resulted from lower grades at Lupin and no production from McCoy/Cove. There was no silver production in the second quarter of 2002 compared to 1.7 million ounces from McCoy/Cove in the second quarter of 2001. Milling was completed at McCoy/Cove in March 2002. For the full year 2002, the Company's production targets are 530,000 gold ounces and 1.5 million silver ounces.

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

        Cash operating costs per ounce of gold produced is a non-GAAP measure. For further information on non-GAAP measures, please refer to the disclosure under the heading "FINANCIAL REVIEW—Production Costs".

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
Production cost per ounce of gold produced:(1)
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
Recovery rate(2)
Milled:
Ore processed (tons/day)	9,768	10,097	9,775	9,989
Total ore processed (000 tons)	889	919	1,779	1,818
Grade (ounce/ton)	0.055	0.040	0.050	0.064
Recovery rate (%)	86.3	80.5	85.0	84.0

(1)
Production costs per ounce of gold produced are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "FINANCIAL REVIEW—Production Costs".

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

(1)
Production costs per ounce of gold produced are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "FINANCIAL REVIEW—Production Costs".

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
Production cost per ounce of gold produced:(1)
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

(1)
Production costs per ounce of gold produced are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "FINANCIAL REVIEW—Production Costs".

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

(d)
McCoy/Cove, Nevada (100% owned)

	Three months ended June 30		Six months ended June 30
OPERATING DATA
	2002	2001	2002	2001
Gold produced (ounces):
Milled	—	19,746	9,906	37,724
Heap leached	—	7,639	6,595	11,964

Total gold	—	27,385	16,501	49,688
Silver produced (ounces):
Milled	—	1,636,147	1,410,594	3,131,456
Heap leached	—	101,909	59,500	165,129

Total silver	—	1,738,056	1,470,094	3,296,585
Milling cost/ton of ore	$—	$7.29	$10.49	$6.84
Production cost per ounce of gold produced:(1)
Direct mining expense	$—	$245	$216	$250
Deferred stripping cost	—	(10)	—	(2)
Inventory movements and other	—	(1)	9	(3)

Cash operating cost	—	234	225	245
Royalties	—	1	1	1
Production taxes	—	—	(12)	—

Total cash cost	—	235	214	246
Depreciation	—	44	51	47
Amortization	—	8	—	8
Reclamation and mine closure	—	—	—	—

Total production costs	$—	$287	$265	$301

Average gold-to-silver price ratio(2)	—	61.1:1	64.5:1	59.4:1
Milled:
Ore processed (tons/day)	—	11,209	6,451	11,523
Total ore processed (000 tons)	—	1,020	587	2,097
Gold grade (ounce/ton)	—	0.043	0.034	0.043
Silver grade (ounce/ton)	—	2.69	3.46	2.63
Gold recovery rate (%)	—	45.7	43.3	45.1
Silver recovery rate (%)	—	66.1	64.0	65.5

(1)
Production costs per ounce of gold produced are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "FINANCIAL REVIEW—Production Costs".

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

ECHO BAY MINES LTD. (Registrant)
November 8, 2002	By:	/s/ DAVID A. OTTEWELL David A. Ottewell Controller and Principal Accounting Officer

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
November 8, 2002	/s/ ROBERT L. LECLERC Robert L. Leclerc Chairman and Chief Executive Officer

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
November 8, 2002	/s/ TOM S. Q. YIP Tom S. Q. Yip Vice President and Chief Financial Officer

CERTIFICATION

        The foregoing report containing financial statements for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

November 8, 2002	/s/ ROBERT L. LECLERC Robert L. Leclerc Chairman and Chief Executive Officer
/s/ TOM S. Q. YIP Tom S. Q. Yip Vice President and Chief Financial Officer