Form 10-Q
period 2002-09-30
ECHO BAY MINES LTD
filed 2002-11-08
CIK 722080

Use these links to rapidly review the document
ECHO BAY MINES LTD. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Title of Class	Shares Outstanding as of November 6, 2002
Common Shares without nominal or par value	541,271,675

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

        On September 17, 2002, the Company filed with the Commission a preliminary proxy statement regarding the proposed business combination transaction referred to in the following information. In addition, the Company will prepare and file with the Commission a definitive proxy statement and other documents regarding the proposed transaction. Investors and security holders are urged to read the definitive proxy statement, when it becomes available, because it will contain important information. The definitive proxy statement will be sent to shareholders of the Company to seek their approval of the proposed transaction. Investors and security holders may obtain a free copy of the definitive proxy statement, when it is available, and other documents filed with the Commission by the Company at the Commission's website at www.sec.gov. The definitive proxy statement, when it is available, and these other documents may also be obtained for free from the Company by directing a request to Lois-Ann L. Brodrick, Vice President and Secretary, 780-496-9002, investor_relations@echobaymines.ca.

Certain Information Concerning Participants

        The names, affiliations and interests of participants in the solicitation of proxies of the Company's shareholders to approve the combination is included in the preliminary proxy statement.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

ECHO BAY MINES LTD.

CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	thousands of U.S. dollars
ASSETS
Current assets:
Cash and cash equivalents	$20,867	$12,351
Short-term investments	2,170	1,910
Interest and accounts receivable	5,095	3,645
Inventories (note 2)	25,866	29,506
Prepaid expenses and other assets	2,915	3,725

	56,913	51,137
Plant and equipment (note 3)	108,780	120,969
Mining properties (note 3)	29,460	32,903
Other long-term assets (note 4)	53,846	55,795

	$248,999	$260,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,271	$24,284
Income and mining taxes payable	2,952	3,570
Debt and other financings (note 5)	—	17,000
Deferred income (note 6)	697	876
Reclamation and mine closure liabilities	4,559	3,841

	30,479	49,571
Debt and other financings (note 5)	—	6,714
Deferred income (note 6)	19,102	47,042
Reclamation and mine closure liabilities	47,379	49,726
Deferred income taxes	941	925
Commitments and contingencies (notes 12 and 13)
Shareholders' equity:
Capital stock (note 7)	1,042,571	713,343
Capital securities (note 8)	—	157,453
Deficit	(863,819)	(734,665)
Foreign currency translation	(27,654)	(29,305)

	151,098	106,826

	$248,999	$260,804

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
	thousands of U.S. dollars, except for per share data
Revenue	$51,996	$58,545	$161,750	$186,658

Expenses:
Operating costs	30,104	42,173	99,520	133,317
Royalties	2,016	2,284	5,722	5,970
Production taxes	460	178	544	449
Depreciation and amortization	8,577	10,182	28,300	32,451
Reclamation and mine closure	1,359	1,578	3,839	4,843
General and administrative	2,840	1,476	5,731	4,316
Exploration and development	2,609	1,199	4,778	3,211
Loss on retirement of capital securities (note 7)	—	—	5,461	—
Interest and other (note 9)	289	454	126	1,286

	48,254	59,524	154,021	185,843

Earnings (loss) before income taxes	3,742	(979)	7,729	815

Income tax expense (recovery):
Current	—	48	—	131
Deferred	—	(840)	—	(2,519)

	—	(792)	—	(2,388)

Net earnings (loss)	$3,742	$(187)	$7,729	$3,203

Net earnings (loss) attributable to common shareholders (note 8)	$3,742	$(4,252)	$(129,154)	$(9,518)

Earnings (loss) per share—basic and diluted	$0.01	$(0.03)	$(0.33)	$(0.07)

Weighted average number of shares outstanding (thousands)
—basic	541,269	140,607	392,620	140,607
—diluted	547,105	140,607	392,620	140,607

CONSOLIDATED STATEMENTS OF DEFICIT

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
	thousands of U.S. dollars
Balance, beginning of period	$(867,561)	$(716,946)	$(734,665)	$(711,680)
Net earnings (loss)	3,742	(187)	7,729	3,203
Loss on retirement of capital securities, net of nil tax effect (note 7)	—	—	(132,302)	—
Interest on capital securities, net of nil tax effect (note 8)	—	(4,065)	(4,581)	(12,721)

Balance, end of period	$(863,819)	$(721,198)	$(863,819)	$(721,198)

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
	thousands of U.S. dollars
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net cash flows provided from operating activities	$9,629	$10,936	$14,878	$27,233

INVESTING ACTIVITIES
Mining properties, plant and equipment	(1,926)	(5,326)	(10,790)	(18,683)
Other long-term assets	(3,798)	(2,177)	(3,719)	(2,164)
Proceeds on the sale of plant and equipment	168	5	1,860	373
Other	227	(506)	771	(639)

	(5,329)	(8,004)	(11,878)	(21,113)

FINANCING ACTIVITIES
Debt repayments	—	(2,000)	(17,000)	(9,500)
Units offering, net of issuance costs (note 7)	—	—	25,513	—
Warrants exercised	3	—	3	—
Costs of capital securities retirement (note 7)	(48)	—	(3,000)	—

	(45)	(2,000)	5,516	(9,500)

Net increase (decrease) in cash and cash equivalents	4,255	932	8,516	(3,380)
Cash and cash equivalents, beginning of period	16,612	9,957	12,351	14,269

Cash and cash equivalents, end of period	$20,867	$10,889	$20,867	$10,889

See accompanying notes to interim consolidated financial statements.

ECHO BAY MINES LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1. GENERAL

        In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations, consolidated statements of deficit and consolidated statements of cash flow contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the consolidated financial position of Echo Bay Mines Ltd. (the "Company") as of September 30, 2002 and December 31, 2001 and the consolidated results of operations and cash flow for the three and nine months ended September 30, 2002 and 2001. These financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Except as otherwise noted in this report, the accounting policies described in the annual report have been applied in the preparation of these financial statements.

        On June 10, 2002, the Company, Kinross Gold Corporation ("Kinross") and TVX Gold Inc. ("TVX") announced that they had entered into an agreement providing for the proposed combination of the companies. In a concurrent transaction, TVX agreed to acquire from Newmont Mining Corporation ("Newmont") the interest in the TVX Newmont Americas joint venture that it does not already own. The combination of the companies is conditional upon the completion of this purchase.

        Shareholders of Echo Bay (other than Kinross) would receive 0.52 of a Kinross common share for each Echo Bay common share. At a Kinross special meeting, the shareholders of Kinross are expected to consider a one-for-three share consolidation which, if approved, would result in an exchange ratio change from 0.52 to 0.1733 of a Kinross common share for each Echo Bay common share. The Kinross share consolidation would not affect the percentage ownership interest of the Echo Bay shareholders in Kinross.

        As a result of the U.S. Securities and Exchange Commission's ongoing review of the preliminary proxy statement filed with the Commission on September 17, 2002, the Company will not be able to finalize and mail the proxy statement in time for the Company to hold its special meeting for the purpose of considering the combination in advance of November 30, 2002, the termination date specified in the combination agreement. The parties are discussing amending the combination agreement to extend the termination date, with a view to holding special meetings late in the fourth quarter 2002 or early in 2003.

        On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, two subsidiaries of the Company, entered into an asset purchase agreement with Newmont USA Limited ("Newmont USA"), a subsidiary of Newmont, providing for the conveyance of the McCoy/Cove complex. The agreement replaces a letter agreement dated February 13, 2002 related to the conveyance of the McCoy/Cove complex which called for a payment to the seller of $6 million and the assumption by Newmont of all reclamation and closure obligations. Under the February 13, 2002 letter agreement, Newmont had no obligation to complete the transaction. Newmont indicated it was willing to proceed with the conveyance of the McCoy/Cove complex only if the Kinross Combination was completed and the cash payment was eliminated. Accordingly, a new agreement was reached expressly containing these two conditions. The closing of the transaction is subject to, among other conditions, the completion of the Kinross Combination. In consideration of the conveyance of such assets, Newmont USA has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex. A gain is expected on the conveyance of the McCoy/Cove complex. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account. Mining and processing activities at the McCoy/Cove complex were completed on March 31, 2002.

        In May 2002, the Company sold a total of 39,100,000 units at a price of $0.70 per unit for aggregate gross proceeds of approximately $27.4 million. Each unit consisted of one common share and one share purchase warrant. The common shares and the warrants comprising the units separated upon closing and trade separately on the Toronto Stock Exchange and on the American Stock Exchange. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.90 at any time prior to November 14, 2003.

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for the entire capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest (notes 7 and 8).

        Certain of the comparative figures have been reclassified to conform to the current year's presentation.

2. INVENTORIES

	September 30 2002	December 31 2001
Precious metals bullion	$7,299	$12,215
In-process	4,907	5,720
Materials and supplies	13,660	11,571

	$25,866	$29,506

3. PROPERTY, PLANT AND EQUIPMENT

Plant and equipment	September 30 2002	December 31 2001
Cost	$652,534	$655,179
Less accumulated depreciation	543,754	534,210

	$108,780	$120,969

Mining properties	September 30 2002	December 31 2001
Producing mines' acquisition and development costs	$283,211	$280,545
Less accumulated amortization	266,618	260,365

	16,593	20,180
Development properties' acquisition and development costs	12,867	12,723

	$29,460	$32,903

4. OTHER LONG-TERM ASSETS

	September 30 2002	December 31 2001
Deferred losses on modification of hedging contracts	$25,600	$29,305
Deferred mining costs	13,683	15,648
Reclamation and other deposits	14,334	10,485
Premiums paid on gold and silver option contracts	454	1,871
Other	229	357

	54,300	57,666
Less current portion included in prepaid expenses and other assets	454	1,871

	$53,846	$55,795

5. DEBT AND OTHER FINANCINGS

	September 30 2002	December 31 2001
Currency loans	$—	$17,000
Capital securities (note 8)	—	6,714

	—	23,714
Less current portion	—	17,000

	$—	$6,714

6. DEFERRED INCOME

	September 30 2002	December 31 2001
Deferred gains on modification of hedging contracts	$19,102	$47,042
Premiums received on gold and silver option contracts	697	876

	19,799	47,918
Less current portion	697	876

	$19,102	$47,042

7. CAPITAL STOCK

	Units	Amount
Common shares
Balance, December 31, 2001	140,607,145	$713,343
Issued in exchange for capital securities and accrued interest	361,561,230	303,711
Units offering, net of issuance costs	39,100,000	23,236
Issued upon exercise of warrants	3,300	3

Balance, September 30, 2002	541,271,675	$1,040,293

Warrants
Balance, December 31, 2001	—	$—
Units offering, net of issuance costs	39,100,000	2,278
Warrants exercised	(3,300)	—

Balance, September 30, 2002	39,096,700	$2,278

Capital securities retirement

        On April 3, 2002 the Company issued 361,561,230 common shares, representing approximately 72% of the outstanding common shares after giving effect to such issuance, in exchange for all of its $100 million aggregate principal amount of 11% junior subordinated debentures due 2027, plus accrued and unpaid interest thereon (the "capital securities").

        Following this issuance of common shares, and as at April 3, 2002, the principal holders of the Company's common shares and their respective ownership positions in the Company were Newmont Mining Corporation of Canada Limited ("Newmont Canada") (48.8%) and Kinross (11.4%). In connection with the completion of the capital securities exchange, three directors of the Company resigned from the board of directors. Two of the vacancies created by these resignations were filled by executive officers of Newmont Canada.

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

Units offering

        In May 2002, the Company sold a total of 39,100,000 units at a price of $0.70 per unit for aggregate gross proceeds of approximately $27.4 million. Each unit consisted of one common share and one share purchase warrant. The common shares and the warrants comprising the units separated upon closing and trade separately on the Toronto Stock Exchange and the American Stock Exchange. Each warrant entitles the holder to purchase one common share of the Company at a price of $0.90 at any time prior to November 14, 2003.

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

9. INTEREST AND OTHER

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Interest income	$(104)	$(163)	$(322)	$(662)
Interest expense	119	551	661	1,962
Gain on sale of assets	(130)	—	(1,229)	(285)
Unrealized loss on share investments	—	2	—	104
Other	404	64	1,016	167

	$289	$454	$126	$1,286

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

        The effects of the GAAP differences on the consolidated statement of operations would have been as follows.

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net earnings (loss) under Canadian GAAP	$3,742	$(187)	$7,729	$3,203
Additional interest expense on capital securities	—	(4,065)	(4,581)	(12,721)
Amortization of deferred financing on capital securities	—	(158)	(158)	(475)
Loss on retirement of capital securities	—	—	5,461	—
Change in market value of foreign exchange contracts	(719)	(780)	(48)	(2,720)
Change in market value of option contracts	(172)	345	(1,875)	(446)
Modification of derivative contracts realized in net earnings	344	—	1,031	—
Transition adjustment on adoption of FAS 133	—	—	—	(3,090)
Kettle River exploration expense	—	(122)	—	(1,425)
Kettle River amortization expense	—	488	—	1,657
Unrealized loss on share investments	—	2	—	104

Net earnings (loss) under U.S. GAAP before extraordinary loss	$3,195	$(4,477)	$7,559	$(15,913)
Loss on retirement of capital securities, net of nil tax effect	—	—	(137,763)	—

Net earnings (loss) under U.S. GAAP	$3,195	$(4,477)	$(130,204)	$(15,913)

Earnings (loss) per share under U.S. GAAP—basic and diluted
—before extraordinary loss	$0.01	$(0.03)	$0.02	$(0.11)
—extraordinary loss	$—	$—	$(0.35)	$—

—after extraordinary loss	$0.01	$(0.03)	$(0.33)	$(0.11)

Weighted average number of shares outstanding (thousands)
—basic	541,269	140,607	392,620	140,607
—diluted	547,105	140,607	397,488	140,607

        The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

September 30, 2002	Canadian GAAP	Short-term Investments	Derivative Contracts	Other(1)	U.S. GAAP
Short-term investments	$2,170	$14,094	$—	$—	$16,264
Other long-term assets	53,846	—	(25,507)	—	28,339
Accounts payable and accrued liabilities	22,271	—	2,387	—	24,658
Deferred income	19,799	—	(19,799)	—	—
Common shares	1,042,571	—	—	36,428	1,078,999
Deficit	(863,819)	178	(4,314)	(36,428)	(904,383)
Foreign currency translation	(27,654)	—	—	27,654	—
Accumulated other comprehensive loss	—	13,916	(3,781)	(27,654)	(17,519)
Shareholders' equity	151,098	14,094	(8,095)	—	157,097

(1)
The adjustment to common shares and deficit relates to the 1996 acquisition and 1997 write-off of the Company's investment in Santa Elina.

        The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net earnings (loss) under U.S. GAAP	$3,195	$(4,477)	$(130,204)	$(15,913)
Other comprehensive income (loss), after a nil income tax effect:
Unrealized gain on share investments arising during period	1,702	742	11,458	1,098
Foreign currency translation adjustments	(2,356)	(2,756)	1,651	(3,671)
Transition adjustment on implementation of FAS 133	—	—	—	39,234
Modification of derivative contracts realized in net earnings (loss)	(7,406)	(4,166)	(25,266)	(11,960)

Other comprehensive income (loss)	(8,060)	(6,180)	(12,157)	24,701

Comprehensive income (loss)	$(4,865)	$(10,657)	$(142,361)	$8,788

        Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.

	September 30 2002	December 31 2001
Unrealized gain on share investments	$13,916	$2,458
Modification of derivative contracts	(3,781)	21,485
Foreign currency translation	(27,654)	(29,305)

Accumulated other comprehensive loss	$(17,519)	$(5,362)

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

11. SEGMENT INFORMATION

        The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. In the third quarter of 2002, the Company had three operating mines: Round Mountain in Nevada, USA; Kettle River in Washington, USA; and Lupin in the Nunavut Territory of Canada. All of the Company's mines are 100% owned except for Round Mountain, which is 50% owned. The Company operated a fourth mine, McCoy/Cove in Nevada, USA, until March 31, 2002 at which date mining and processing activities were completed.

        The Company's management generally monitors revenue on a consolidated basis. Information regarding the Company's consolidated revenue is provided below.

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Total gold and silver revenues	$51,996	$58,545	$161,750	$186,658
Average gold price realized per ounce	$361	$298	$360	$302
Average silver price realized per ounce	$—	$4.43	$4.36	$4.77

        In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and cash operating costs generated by each operating segment, as summarized in the following tables.

	Three months ended September 30		Nine months ended September 30
Production (ounces)
	2002	2001	2002	2001
Gold
Round Mountain (50%)	100,063	102,883	289,133	301,021
Lupin	31,118	33,000	84,478	105,710
Kettle River	7,907	12,200	27,894	41,418
McCoy/Cove	—	23,450	16,501	73,138

Total gold	139,088	171,533	418,006	521,287

Silver—all from McCoy/Cove	—	1,731,444	1,470,094	5,028,029

	Three months ended September 30		Nine months ended September 30
Operating costs
	2002	2001	2002	2001
Round Mountain (50%)	$19,751	$20,052	$52,873	$58,312
Lupin	8,016	6,943	26,287	22,797
Kettle River	2,337	3,515	6,907	11,571
McCoy/Cove	—	11,663	13,453	40,637

Total operating costs per financial statements	$30,104	$42,173	$99,520	$133,317

	Three months ended September 30		Nine months ended September 30
Royalties
	2002	2001	2002	2001
Round Mountain (50%)	$1,949	$2,147	$5,543	$5,354
Kettle River	67	90	138	448
McCoy/Cove	—	47	41	168

Total royalties per financial statements	$2,016	$2,284	$5,722	$5,970

	Three months ended September 30		Nine months ended September 30
Depreciation and amortization
	2002	2001	2002	2001
Round Mountain (50%)	$6,267	$5,261	$16,996	$15,919
Lupin	1,436	1,103	3,636	3,708
Kettle River	418	653	2,052	1,711
McCoy/Cove	—	2,778	4,385	9,842
Depreciation of non-minesite assets	456	387	1,231	1,271

Total depreciation and amortization per financial statements	$8,577	$10,182	$28,300	$32,451

12. HEDGING ACTIVITIES AND COMMITMENTS

Gold commitments

        At September 30, 2002, the Company had commitments to deliver 15,000 ounces of gold in October 2002 at a price of $293 per ounce. The gold ounces were delivered as scheduled. The Company's option position at September 30, 2002 included 75,000 ounces of gold call options in October 2002 at an average strike price of $294 per ounce. The Company delivered 15,000 ounces into gold call options at $302 per ounce and settled the remaining 60,000 gold call options at a cost of $1.1 million in October 2002.

Currency position

        At September 30, 2002, the Company had an obligation under foreign currency exchange contracts to purchase C$12.3 million during the remainder of 2002 at an exchange rate of C$1.60 to U.S.$1.00. On October 7, 2002, the Company entered into foreign currency contracts to purchase C$45.1 million through June 2003 at an exchange rate of C$1.61 to U.S.$1.00.

        Shown below are the carrying amounts and estimated fair values of the Company's hedging instruments at September 30, 2002 and December 31, 2001.

	September 30, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Gold forward sales	$—	$(400)	$—	$2,000
Gold options—calls sold	(697)	(2,000)	(876)	(700)
Foreign currency contracts	—	100	—	100

		$(2,300)		$1,400

        Fair values are estimated based upon market quotations of various input variables. These variables were used in valuation models that estimate the fair market value.

13. OTHER COMMITMENTS AND CONTINGENCIES

Summa

        In September 1992, Summa Corporation commenced a lawsuit against two indirect subsidiaries of the Company, Echo Bay Exploration Inc. and Echo Bay Management Corporation (together the "Subsidiaries") alleging improper deductions in the calculation of royalties payable over several years of production at McCoy/Cove and another mine, which is no longer in operation. The matter was tried in the Nevada State Court in April 1997, with Summa claiming more than $13 million in damages, and, in September 1997, judgment was rendered for the Subsidiaries. The decision was appealed by Summa to the Supreme Court of Nevada, which in April 2000 reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order." The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Subsidiaries petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000 and remanded to the lower court for consideration of other defences and arguments put forth by the Subsidiaries. The Subsidiaries filed a petition for a hearing before the full Supreme Court and on December 22, 2000, the Court recalled its previous decision. Both the Subsidiaries and their counsel believe that grounds exist to modify or reverse the decision. The Company has $1.5 million accrued related to this litigation. If the appellate reversal of the trial decision is maintained and the trial court, on remand, were to dismiss all of the Subsidiaries' defences, the royalty calculation at McCoy/Cove would change and additional royalties would be payable. Neither the Company, nor counsel to the Subsidiaries believe it is possible to quantify the precise liability pursuant to a revised royalty calculation.

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

ECHO BAY MINES LTD.

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2002

(U.S. dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's profitability is determined in large part by gold prices. Market prices of gold are determined by factors beyond the Company's control. The Company's operations continue to be materially affected by the price of gold, which averaged $271 per ounce in 2001 and $306 per ounce during the first nine months of 2002.

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

        The Company's hedge position as of September 30, 2002 is shown in note 12 to the interim consolidated financial statements. The Company fulfilled its gold forward sales obligations in October 2002 by delivering 15,000 ounces of gold at $293 per ounce. The Company also delivered 15,000 ounces into gold call options at $302 per ounce and settled the remaining 60,000 gold call options at a cost of $1.1 million in October 2002.

        The Company engages in forward currency exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars. The Company has obligations to purchase C$12.3 million for the remainder of 2002 at an exchange rate of C$1.60 to US$1.00. In October 2002, the Company contracted to purchase C$45.1 million in 2003 at an exchange rate of C$1.61 to US$1.00.

        On June 10, 2002, the Company, Kinross and TVX announced that they had entered into an agreement providing for the proposed combination of the companies. In a concurrent transaction, TVX agreed to acquire from Newmont the interest in the TVX Newmont Americas joint venture that it does not already own. The combination of the companies is conditional upon the completion of this purchase.

        Shareholders of Echo Bay (other than Kinross) would receive 0.52 of a Kinross common share for each Echo Bay common share. At a Kinross special meeting, the shareholders of Kinross are expected to consider a one-for-three share consolidation which, if approved, would result in an exchange ratio change from 0.52 to 0.1733 of a Kinross common share for each Echo Bay common share. The Kinross share consolidation would not affect the percentage ownership interest of the Echo Bay shareholders in Kinross.

        As a result of the U.S. Securities and Exchange Commission's ongoing review of the preliminary proxy statement filed with the Commission on September 17, 2002, the Company will not be able to finalize and mail the proxy statement in time for the Company to hold its special meeting for the purpose of considering the combination in advance of November 30, 2002, the termination date specified in the combination agreement. The parties are discussing amending the combination agreement to extend the termination date, with a view to holding special meetings late in the fourth quarter 2002 or early in 2003.

        On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, two subsidiaries of the Company, entered into an asset purchase agreement with Newmont USA, a subsidiary of Newmont, providing for the conveyance of the McCoy/Cove complex. The agreement replaces a letter agreement dated February 13, 2002 related to the conveyance of the McCoy/Cove complex which called for a payment to the seller of $6 million and the assumption by Newmont of all reclamation and closure obligations. Under the February 13, 2002 letter agreement, Newmont had no obligation to complete the transaction. Newmont indicated it was willing to proceed with the conveyance of the McCoy/Cove complex only if the Kinross Combination was completed and the cash payment was eliminated. Accordingly, a new agreement was reached expressly containing these two conditions. The closing of the transaction is subject to, among other conditions, the completion of the Kinross Combination. In consideration of the conveyance of such assets, Newmont USA has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex. A gain is expected on the conveyance of the McCoy/Cove complex. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account. Mining and processing activities at the McCoy/Cove complex were completed on March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash flow provided by operating activities was $14.9 million for the first nine months of 2002 compared to $27.2 million for the first nine months of 2001. The 2002 results compared to 2001 reflect the decrease in production.

        Net cash used in investing activities was $11.9 million in the first nine months of 2002, primarily related to investments in mining properties, plant and equipment and a $4.0 million reclamation deposit to support letters of credit and bonds issued by third parties.

        Net cash provided from financing activities was $5.5 million in the first nine months of 2002 compared to net cash used for scheduled debt repayments of $9.5 million for the first nine months of 2001. In May 2002, the Company sold a total of 39,100,000 units at a price of $0.70 per unit for net proceeds of $25.5 million. Each unit consisted of one common share and one share purchase warrant. The Company repaid the remaining $17.0 million on its revolving credit facility and incurred $3.0 in transaction costs related to the issuance of common shares in exchange for its capital securities obligation. The Company is now debt free.

        On April 3, 2002 the Company issued 361,561,230 common shares in exchange for the entire capital securities debt obligation of $100 million in principal amount plus accrued and unpaid interest (See notes 7 and 8 to the interim consolidated financial statements).

        At September 30, 2002, the Company had $20.9 million in cash and cash equivalents and $2.2 million in short-term investments recorded at the lower of cost or fair value. The fair value of the short-term investments at September 30, 2002 was $16.3 million.

        The Company fulfilled its gold forward sales obligations in October 2002 by delivering 15,000 ounces of gold at $293 per ounce. The Company also delivered 15,000 ounces into gold call options at $302 per ounce and settled the remaining 60,000 gold call options at a cost of $1.1 million in October 2002. The Company's production is now completely unhedged.

        The Company expects to incur approximately $13.0 million for capital expenditures in 2002 funded by its operating cash flow, of which $10.8 million in expenditures have been incurred in the first nine months of 2002. The Company will rely on its operating cash flow to fund the remainder of its planned 2002 capital expenditures. The expenditures primarily relate to mining equipment at Round Mountain and Lupin. The Company monitors its discretionary spending in view of the cost structure of its operating mines and the availability of additional credit, and will modify or reduce its discretionary spending where necessary.

        See note 13 to the interim consolidated financial statements.

FINANCIAL REVIEW

Three month results

        The Company reported net income of $3.7 million for the third quarter of 2002 compared with a net loss of $0.2 million in the third quarter of 2001. On a per share basis, net earnings were $0.01 for the quarter compared to a net loss of $0.03 in 2001. The loss per share in 2001 included $4.1 million representing the equity portion of the interest on the Company's capital securities. The 2002 results, compared to 2001, reflect 15% lower gold sales volume and no silver sales due to the completion of operations at McCoy/Cove. These factors were partially offset by lower operating costs, depreciation and amortization reflecting the reduction in ounces sold and a 21% higher average realized gold price. Deferred gold revenue recognized in the third quarter of 2002 was $6.7 million compared to $3.2 million in 2001.

        Gold production decreased 19% to 139,088 ounces in the third quarter of 2002 compared to 171,533 ounces in the third quarter of 2001. The decrease in production resulted from lower tonnage at Lupin and Kettle River and the completion of production from McCoy/Cove, which has been in full reclamation mode since March 31, 2002. There was no silver production in the third quarter of 2002 compared to 1.7 million ounces from McCoy/Cove in the third quarter of 2001.

Nine month results

        The Company reported net earnings of $7.7 million in the first nine months of 2002, compared with net earnings of $3.2 million in the same period in 2001. On a per share basis, the loss was $0.33 (which includes a loss of $132.3 million on the retirement of capital securities in the second quarter as well as capital securities interest of $4.6 million) for the first nine months of 2002 compared with a loss of $0.07 in the same period of 2001 (which included $12.7 million representing the equity portion of interest on the capital securities). The 2002 results compared to 2001 reflect 20% lower gold sales volume, 63% lower silver sales volume and a one time charge of $5.5 million relating to the exchange of the Company's capital securities for common shares. These factors were partially offset by lower operating costs, depreciation and amortization reflecting the reduction in ounces sold and a 19% higher average realized gold price. Deferred revenue recognized in the first nine months of 2002 was $23.0 million compared to $10.6 million in the same period of 2001.

        Gold production decreased 20% to 418,006 ounces in the first nine months of 2002 compared to 521,287 ounces in the first nine months of 2001. The lower production resulted from mining lower grades and fewer tons at Lupin and Kettle River and completion of production at McCoy/Cove in March 2002. Silver production from McCoy/Cove was 1.5 million ounces, 71% lower than the 5.0 million ounces produced in 2001.

        The term "ounce" as used in this Form 10-Q means "troy ounce".

Revenue

        Statistics for gold and silver ounces sold and other revenue data are set out below.

	Three months ended September 30		Nine months ended September 30
Revenue Data
	2002	2001	2002	2001
Gold
Ounces sold	144,200	169,804	423,230	527,714
Average price realized/ounce—revenue basis	$361	$298	$360	$302
Average price realized/ounce—cash basis(1)	$314	$279	$306	$280
Average market price/ounce	$314	$274	$306	$269
Revenue (millions of U.S. dollars)	$52.0	$50.6	$152.5	$159.4
Percentage of total revenue	100%	86%	94%	85%
Silver
Ounces sold	—	1,790,375	2,118,181	5,708,519
Average price realized/ounce—revenue basis	$—	$4.43	$4.36	$4.77
Average price realized/ounce—cash basis(1)	$—	$4.24	$4.36	$4.91
Average market price/ounce	$4.70	$4.29	$4.66	$4.42
Revenue (millions of U.S. dollars)	$—	$7.9	$9.2	$27.3
Percentage of total revenue	0%	14%	6%	15%

Total revenue (millions of U.S. dollars)	$52.0	$58.5	$161.7	$186.7

(1)
Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.

        The effects of changes in sales prices and volume were as follows.

Revenue Variance Analysis 2002 vs. 2001	Three months ended September 30	Nine months ended September 30
	(millions of U.S. dollars)
Higher gold prices	$9.0	$24.6
Lower silver prices	—	(0.9)
Change in volume	(15.5)	(48.7)

Decrease in revenue	$(6.5)	$(25.0)

Production Costs

        The Company reports per ounce production cost data in accordance with The Gold Institute Production Cost Standard (the "Standard"). The Gold Institute is an association of suppliers of gold and gold products and includes leading North American gold producers. Adoption of the Standard is voluntary, and the data presented may not be comparable to data presented by other gold producers. Production costs per ounce are derived from amounts included in the unaudited Statements of Operations and include mine site operating costs such as mining, processing, administration, transportation, royalties, production taxes, depreciation, amortization and reclamation costs, but exclude financing, capital, development and exploration costs. These costs are then divided by gold ounces produced to arrive at the total production costs per ounce. Cash operating costs and total production costs are furnished to provide additional information and are non-GAAP measures. These measures should not be considered in isolation as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, and are not necessarily indicative of operating profit or cost from operations as determined under generally accepted accounting principles. Throughout this report, all references to per ounce production cost data, or cash operating costs, will be in accordance with the Standard.

        Production cost data per ounce of gold is set out below.

	Three months ended September 30		Nine months ended September 30
Production Costs per Ounce of Gold Produced
	2002	2001	2002	2001
Direct mining expense	$210	$197	$217	$204
Deferred stripping and mine development costs	10	19	5	13
Inventory movements and other	2	1	(2)	(1)

Cash operating costs	222	217	220	216
Royalties	14	11	13	10
Production taxes	3	1	1	1

Total cash costs	239	229	234	227
Depreciation	42	38	46	38
Amortization	15	14	14	14
Reclamation and mine closure	10	8	9	8

Total production costs	$306	$289	$303	$287

Expenses

        Operating costs per ounce vary with the quantity of gold and silver sold and with the cost of operations. Cash operating costs were $222 per ounce of gold in the third quarter of 2002 and $217 in the third quarter of 2001.

        The above non-GAAP measures have been calculated on a consistent basis each period.

        For reasons of comparability, cash operating costs and total production costs do not include certain items such as property write-downs which do not occur in all periods but are included under GAAP in the determination of net earnings or loss.

        Cash operating costs and total production costs are calculated in accordance with the "Gold Institute Production Cost Standard." Cash operating costs and total production costs may not be comparable to similarly titled measures of other companies.

        Cash operating costs and total production costs are used by management to assess profitability and cash flow of individual operations as well as to compare to other precious metals producers.

        See "Operations Review."

	Three months ended September 30		Nine months ended September 30
Reconciliation of Cash Operating Costs per Ounce to Financial Statements
	2002	2001	2002	2001
	thousands of U.S. dollars, except per ounce amounts
Round Mountain
Operating costs per financial statements	$19,751	$20,052	$52,873	$58,312
Change in finished goods inventory	(630)	(414)	557	(1,095)

Cash operating costs	$19,121	$19,638	$53,430	$57,217

Gold ounces produced	100,063	102,883	289,133	301,021
Cash operating costs per ounce	$191	$191	$185	$190

Lupin
Operating costs per financial statements	$8,016	$6,943	$26,287	$22,797
Change in finished goods inventory	1,535	997	857	1,340

Cash operating costs	$9,551	$7,940	$27,144	$24,137

Gold ounces produced	31,118	33,000	84,478	105,710
Cash operating costs per ounce	$307	$241	$321	$228

Kettle River
Operating costs per financial statements	$2,337	$3,515	$6,907	$11,571
Change in finished goods inventory	(118)	(117)	714	(578)

Cash operating costs	$2,219	$3,398	$7,621	$10,993

Gold ounces produced	7,907	12,200	27,894	41,418
Cash operating costs per ounce	$281	$278	$273	$265

McCoy/Cove
Operating costs per financial statements	$—	$11,663	$13,453	$40,637
Change in finished goods inventory	—	405	(4,598)	(2,817)

Cash operating costs	$—	$12,068	$8,855	$37,820

Gold ounces produced	—	23,450	16,501	73,138
Silver ounces produced	—	1,731,444	1,470,094	5,028,029
Average gold-to-silver price ratio	—	63.8	64.6	60.9
Cash operating costs per ounce	$—	$239	$225	$243

Consolidated
Operating costs per financial statements	$30,104	$42,173	$99,520	$133,317
Change in finished goods inventory	787	871	(2,470)	(3,150)

Cash operating costs	$30,891	$43,044	$97,050	$130,167

Gold ounces produced	139,088	171,533	418,006	521,287
Silver ounces produced	—	1,731,444	1,470,094	5,028,029
Average gold-to-silver price ratio	—	63.8	64.6	60.9
Cash operating costs per ounce	$222	$217	$220	$216

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

OPERATIONS REVIEW

        Operating data by mine is set out below.

	Three months ended September 30		Nine months ended September 30
Operating Data by Mine
	2002	2001	2002	2001
Gold production (ounces)
(a) Round Mountain (50%)	100,063	102,883	289,133	301,021
(b) Lupin	31,118	33,000	84,478	105,710
(c) Kettle River	7,907	12,200	27,894	41,418
McCoy/Cove	—	23,450	16,501	73,138

Total gold	139,088	171,533	418,006	521,287

Silver production (ounces)
McCoy/Cove	—	1,731,444	1,470,094	5,028,029

Total silver	—	1,731,444	1,470,094	5,028,029

        Gold production decreased 19% to 139,088 ounces in the third quarter of 2002 compared to 171,533 ounces in the third quarter of 2001. The decrease in production resulted from lower tonnage at Lupin and no production from McCoy/Cove. There was no silver production in the third quarter of 2002 compared to 1.7 million ounces from McCoy/Cove in the third quarter of 2001. Milling was completed at McCoy/Cove in March 2002.

	Three months ended September 30		Nine months ended September 30
Operating Data by Mine
	2002	2001	2002	2001
Cash operating costs (per ounce of gold)
(a) Round Mountain	$191	$191	$185	$190
(b) Lupin	307	241	321	228
(c) Kettle River	281	278	273	265
McCoy/Cove	—	239	225	243

Company average	$222	$217	$220	$216

        Cash operating costs were $222 per ounce of gold in the third quarter of 2002, versus $217 in the third quarter of 2001. The increase was primarily a result of lower production.

        Cash operating costs per ounce of gold produced is a non-GAAP measure. For further information on non-GAAP measures, please refer to the disclosure under the heading "FINANCIAL REVIEW—Production Costs".

(a)
Round Mountain, Nevada (50% owned)

	Three months ended September 30		Nine months ended September 30
OPERATING DATA
	2002	2001	2002	2001
Gold produced (ounces) (the Company's 50% share):
Heap leached—reusable pad	30,814	27,610	104,527	85,432
Heap leached—dedicated pad	47,312	50,425	126,995	149,230
Milled	18,645	24,607	54,319	66,118
Other	3,292	241	3,292	241

Total	100,063	102,883	289,133	301,021
Mining cost/ton of ore and waste	$0.80	$0.77	$0.79	$0.83
Heap leaching cost/ton of ore	$0.92	$0.97	$0.82	$0.81
Milling cost/ton of ore	$3.48	$2.72	$3.20	$2.95
Production cost per ounce of gold produced:(1)
Direct mining expense	$172	$156	$173	$165
Deferred stripping cost	15	25	13	22
Inventory movements and other	4	10	(1)	3

Cash operating cost	191	191	185	190
Royalties	19	21	19	18
Production taxes	4	2	3	1

Total cash cost	214	214	207	209
Depreciation	42	35	43	37
Amortization	15	15	15	15
Reclamation and mine closure	9	9	9	9

Total production costs	$280	$273	$274	$270

Heap leached—reusable pad:
Ore processed (tons/day)	28,867	22,174	30,477	25,593
Total ore processed (000 tons)	2,627	2,018	8,320	6,987
Grade (ounce/ton)	0.042	0.032	0.045	0.034
Recovery rate (%)	57.7	79.8	61.6	78.1
Heap leached—dedicated pad:
Ore processed (tons/day)	124,220	97,022	134,564	124,220
Total ore processed (000 tons)	11,304	8,829	36,736	33,912
Grade (ounce/ton)	0.012	0.011	0.011	0.011
Recovery rate(2)
Milled:
Ore processed (tons/day)	10,094	11,226	9,881	10,401
Total ore processed (000 tons)	919	1,022	2,698	2,840
Grade (ounce/ton)	0.052	0.036	0.051	0.054
Recovery rate (%)	84.3	82.8	84.8	83.7

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

        The Company has a 50% ownership interest in, and is the operator of, the Round Mountain mine in Nevada. The Company's share of mine production was 100,063 ounces for the third quarter compared with 102,883 ounces for the third quarter in 2001. Cash operating costs for the third quarter were $191 per ounce, the same as the previous year.

        During the quarter, work on the Gold Hill property, located four miles north of the current mining and processing facilities, continued to focus on shallow mineralization to assess the economics of a small starter pit. Gold Hill displays Round Mountain style mineralization over an area that presently measures approximately 2,000 by 4,000 feet. While the extent of the mineralization has not been fully defined, an internal study is being conducted to determine the preliminary economics of the shallow mineralization. Results of this study are expected by year end.

(b)
Lupin, Nunavut, Canada (100% owned)

	Three months ended September 30				Nine months ended September 30
OPERATING DATA
	2002		2001		2002		2001
Gold produced (ounces)		31,118		33,000		84,478		105,710
Mining cost/ton of ore	C$	55.55	C$	43.77	C$	57.12	C$	45.56
Milling cost/ton of ore	C$	13.46	C$	12.83	C$	13.88	C$	13.58
Production cost per ounce of gold produced:(1)
Canadian dollars:
Direct mining expense	C$	500	C$	422	C$	552	C$	399
Deferred mine development cost		(8)		(19)		(35)		(16)
Inventory movements and other		(2)		1		—		1

Cash operating cost	C$	490	C$	404	C$	517	C$	384
U.S. dollars:
Cash operating costs	US$	307	US$	241	US$	321	US$	228
Royalties		—		—		—		—
Production taxes		—		—		—		—

Total cash cost		307		241		321		228
Depreciation		38		33		39		30
Amortization		6		7		6		7
Reclamation and mine closure		15		14		15		14

Total production costs	US$	366	US$	295	US$	381	US$	279

Milled:
Ore processed (tons/day)		1,729		1,884		1,670		1,850
Total ore processed (000 tons)		157		171		456		505
Grade (ounce/ton)		0.213		0.205		0.200		0.224
Recovery rate (%)		93.0		93.7		92.7		93.3

(1)
Production costs per ounce of gold produced are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "FINANCIAL REVIEW—Production Costs".

        Gold production for the quarter was 31,118 ounces compared with 33,000 ounces in the third quarter of 2001 reflecting fewer tons mined and milled. During the quarter, activity was focused on increasing development and production stopes to provide additional ore sources. Cash operating costs for the quarter were $307 per ounce compared with $241 per ounce for the same period in 2001. The significant increase in cash operating costs per ounce is directly attributable to higher development spending and lower production.

        The Company is assessing the feasibility of recommencing exploration activities at the Ulu project (125 km north of Lupin). Repair and maintenance of the Ulu camp facilities were completed during the quarter.

(c)
Kettle River, Washington (100% owned)

	Three months ended September 30		Nine months ended September 30
OPERATING DATA
	2002	2001	2002	2001
Gold produced (ounces)	7,907	12,200	27,894	41,418
Mining cost/ton of ore	$19.80	$23.63	$21.54	$23.59
Milling cost/ton of ore	$8.76	$12.93	$10.18	$11.47
Production cost per ounce of gold produced:(1)
Direct mining expense	$270	$225	$262	$208
Deferred mine development cost	—	—	—	—
Inventory movements and other	11	53	11	57

Cash operating cost	281	278	273	265
Royalties	8	7	5	11
Production taxes	2	1	2	1

Total cash cost	291	286	280	277
Depreciation	—	10	—	8
Amortization	50	40	50	40
Reclamation and mine closure	—	15	—	15

Total production costs	$341	$351	$330	$340

Milled:
Ore processed (tons/day)	652	856	706	1,020
Total ore processed (000 tons)	59	78	193	278
Grade (ounce/ton)	0.158	0.188	0.173	0.179
Recovery rate (%)	84.4	83.5	83.8	82.9

(1)
Production costs per ounce of gold produced are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "FINANCIAL REVIEW—Production Costs".

        Gold production for the third quarter was 7,907 ounces, down from 12,200 ounces in the third quarter of 2001, reflecting the lower tonnage available from the K-2 mine and ore stockpiles. With the lower production, cash operating costs per ounce for the quarter were $281 per ounce compared with $278 per ounce in the same quarter of 2001. The higher costs per ounce resulted only from the lower production as actual spending was 22% less than in 2001. The Company anticipates that the last ore from the K-2 mine and stockpiles will be consumed in November. The mill facility will then be put on care and maintenance awaiting results from exploration at the adjacent Emanuel Creek property, which continue to be encouraging. Data from surface drilling conducted over the past two years is being supplemented by an underground exploration and development program which began in June 2002. Results of this program should be available early in 2003.

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

Combination agreement

        On June 10, 2002, the Company, Kinross and TVX announced that they had entered into an agreement providing for the proposed combination of the companies. In a concurrent transaction, TVX agreed to acquire from Newmont the interest in the TVX Newmont Americas joint venture that it does not already own. The combination of the companies is conditional upon the completion of this purchase.

        Shareholders of Echo Bay (other than Kinross) would receive 0.52 of a Kinross common share for each Echo Bay common share. At a Kinross special meeting, the shareholders of Kinross are expected to consider a one-for-three share consolidation which, if approved, would result in an exchange ratio change from 0.52 to 0.1733 of a Kinross common share for each Echo Bay common share. The Kinross share consolidation would not affect the percentage ownership interest of the Echo Bay shareholders in Kinross.

        As a result of the U.S. Securities and Exchange Commission's ongoing review of the preliminary proxy statement filed with the Commission on September 17, 2002, the Company will not be able to finalize and mail the proxy statement in time for the Company to hold its special meeting for the purpose of considering the combination in advance of November 30, 2002, the termination date specified in the combination agreement. The parties are discussing amending the combination agreement to extend the termination date, with a view to holding special meetings late in the fourth quarter 2002 or early in 2003.

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

Sale of McCoy/Cove complex

        On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, two subsidiaries of the Company, entered into an asset purchase agreement with Newmont USA, a subsidiary of Newmont, providing for the conveyance of the McCoy/Cove complex. The agreement replaces a letter agreement dated February 13, 2002 related to the conveyance of the McCoy/Cove complex which called for a payment to the seller of $6 million and the assumption by Newmont of all reclamation and closure obligations. Under the February 13, 2002 letter agreement, Newmont had no obligation to complete the transaction. Newmont indicated it was willing to proceed with the conveyance of the McCoy/Cove complex only if the Kinross Combination was completed and the cash payment was eliminated. Accordingly, a new agreement was reached expressly containing these two conditions. The closing of the transaction is subject to, among other conditions, the completion of the Kinross Combination. In consideration of the conveyance of such assets, Newmont USA has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex. A gain is expected on the conveyance of the McCoy/Cove complex. Pending completion of the transaction, the Company will continue to operate McCoy/Cove for its own account. Mining and processing activities at the McCoy/Cove complex were completed on March 31, 2002.

Exploration and development programs

        The Company is engaged in exploration activity at its Round Mountain and Kettle River mines. At Round Mountain, work on the Gold Hill property, located four miles north of the current mining and processing facilities, continued to focus on shallow mineralization to assess the economics of a small starter pit. Gold Hill displays Round Mountain style mineralization over an area that presently measures approximately 2,000 by 4,000 feet. While the extent of the mineralization has not been fully defined, an internal study is being conducted to determine the preliminary economics of the shallow mineralization. Results of this study are expected by year end.

        At the Company's Kettle River operation, results from exploration at the adjacent Emanuel Creek property continue to be encouraging. Data from surface drilling conducted over the past two years will be supplemented by an underground exploration and development program which began in June 2002. Results from this program will be available early in 2003.

        For the third quarter of 2002, the Company spent $2.4 million on exploration activities. Exploration costs are expensed as incurred.

        The Company continues to defer a construction decision on the 100% owned Aquarius gold development project in Ontario, Canada. Development holding costs are expensed as incurred and $0.2 million such costs were expensed during the third quarter of 2002.

Other

        See note 13 to the interim consolidated financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The estimated fair values of the Company's gold commitments decreased by approximately $3.7 million from December 31, 2001 to September 30, 2002, primarily due to the increase in the gold price from $277 to $320 per ounce. Information about market risks are discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2001.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Summa

        See note 13 to the interim consolidated financial statements.

Handy & Harman

        See note 13 to the interim consolidated financial statements.

Other

        In November, 2001, two former employees of the Company brought a claim against the Company pursuant to the Class Proceedings Act (British Columbia) as a result of the temporary suspension of operations at the Company's Lupin mine early in 1998 and the layoff of employees at that time. At this time, the Company does not know the amount being claimed by the former employees nor whether the claim is appropriate for certification as a class action. On August 12, 2002, the Supreme Court of British Columbia decided it had jurisdiction. The Company is appealing this decision. No determination has been made by this Court as to whether this action is suitable for certification as a class action and no decision has been rendered with respect to the merits of the action.

        The Company is also engaged in routine litigation incidental to its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K	Filed on July 8, 2002 related to the proposed purchase and sale of the McCoy/Cove complex, between subsidiaries of Echo Bay Mines Ltd. and a subsidiary of Newmont Mining Corporation.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO BAY MINES LTD. (Registrant)
November 8, 2002	By:	/s/ DAVID A. OTTEWELL David A. Ottewell Controller and Principal Accounting Officer

Certifications

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
November 8, 2002	/s/ ROBERT L. LECLERC Robert L. Leclerc Chairman and Chief Executive Officer

Certifications

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
November 8, 2002	/s/ TOM S. Q. YIP Tom S. Q. Yip Vice President and Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Echo Bay Mines Ltd. (the "Company"), does hereby certify, to such officer's knowledge, that:

        The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 8, 2002	/s/ ROBERT L. LECLERC Robert L. Leclerc Chairman and Chief Executive Officer
/s/ TOM S. Q. YIP Tom S. Q. Yip Vice President and Chief Financial Officer