Form 10-K
period 2002-12-31
ECHO BAY MINES LTD
filed 2003-03-31
CIK 722080

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from         to
                                               ---------   ---------

                          Commission File Number 1-8542

                               ECHO BAY MINES LTD.
             (Exact name of registrant as specified in its charter)

Incorporated under the laws of Canada                              None
-------------------------------------                           ------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

52nd Floor, Scotia Plaza, 40 King Street West
           Toronto, Ontario                                        M5H 3Y2
------------------------------------------                         -------
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (416) 365-5123
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
      Title of each class                                  on which registered
      -------------------                                  -------------------
Common Share Purchase Warrants                           American Stock Exchange

                            -------------------------
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

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

Aggregate market value of the voting securities held by
non-affiliates of the registrant at June 28, 2002...............U.S.$275,019,983
                                                                ----------------

Number of common shares outstanding as of March 26, 2003.............541,272,675
                                                                     -----------

================================================================================

                                TABLE OF CONTENTS


   PART I 1

ITEMS 1 AND 2-BUSINESS AND PROPERTIES..........................................1
   INTRODUCTION................................................................1
     Property and Office Locations.............................................3
     Material Subsidiaries.....................................................3
   OPERATIONS SUMMARY..........................................................4
     Gold and Silver Production................................................4
     Revenue...................................................................4
     Production Costs..........................................................5
   RESERVES....................................................................7
     Change in Proven and Probable Mineral Reserves............................8
   MEASURED AND INDICATED RESOURCES............................................9
   INFERRED RESOURCES.........................................................10
   ROUND MOUNTAIN.............................................................11
     Geology and Mineral Reserves.............................................12
     Mining and Processing....................................................12
   LUPIN......................................................................14
     Geology and Mineral Reserves.............................................15
     Mining and Processing....................................................15
     Supplies, Utilities and Transportation...................................15
     Water Supply and Waste Disposal..........................................16
   KETTLE RIVER...............................................................17
     Geology and Mineral Reserves.............................................17
     Mining and Processing....................................................18
   MCCOY/COVE.................................................................19
   Geology and Mineral Reserves...............................................20
      Mining and Processing...................................................20
   AQUARIUS DEVELOPMENT PROJECT...............................................22
   EXPLORATION................................................................22
   SUNNYSIDE..................................................................22
   OTHER......................................................................22
     Precious Metal Sales and Hedging Activities..............................22
     Credit Facilities........................................................23
     Governmental and Environmental Regulation................................24
     Employees................................................................26
     Mining Risks and Insurance...............................................27
     Supplies, Utilities and Transportation...................................27
     Waste Disposal...........................................................27
     Royalties................................................................28
     Lease Commitments........................................................28
     History of the Company...................................................28
   RISK FACTORS...............................................................28
   GOLD PRICES................................................................33
   SILVER PRICES..............................................................33
   EXCHANGE RATES.............................................................33

ITEM 3-LEGAL PROCEEDINGS......................................................34

   SUMMA......................................................................34
   HANDY AND HARMAN...........................................................34
   OTHER......................................................................34

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................35

   PART II....................................................................36

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
            SHAREHOLDER MATTERS...............................................36
   MARKET INFORMATION.........................................................36
   DIVIDENDS..................................................................36

ITEM 6-SELECTED FINANCIAL DATA................................................37

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................38
   SUMMARY....................................................................38
   RESULTS OF OPERATIONS......................................................38
     Revenue..................................................................38
     Operating Costs..........................................................39
     Royalties................................................................39
     Depreciation and Amortization............................................39
     Reclamation and Mine Closure.............................................39
     General and Administrative...............................................39
     Exploration and Development..............................................40
     Provision for Impaired Assets............................................40
   LIQUIDITY AND CAPITAL RESOURCES............................................40
   COMMITMENTS AND CONTINGENCIES..............................................41
     Hedging Activities.......................................................41
     Other....................................................................42
   CRITICAL ACCOUNTING POLICIES...............................................43
     Property evaluations.....................................................43
     Reclamation and mine closure costs.......................................43

ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
            RISK..............................................................43

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................44
   INDEX TO FINANCIAL STATEMENTS..............................................44

QUARTERLY FINANCIAL HIGHLIGHTS................................................76

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................76

   PART III...................................................................77

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................77

ITEM 11-EXECUTIVE COMPENSATION................................................78

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................78

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................79


ITEM 14-CONTROLS AND PROCEDURES...............................................79

   PART IV....................................................................80

ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K..........................................................80

SIGNATURES ...................................................................82


CERTIFICATIONS ...............................................................83

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward-looking statements include statements regarding:

o  targets for:
   o  gold and silver production;
   o  cash operating costs and certain significant expenses;
   o percentage increases and decreases in production from the Company's principal mines;
o schedules for completion of detailed feasibility studies and initial feasibility studies;
o  potential changes in reserves and production;
o  the timing and scope of future drilling and other exploration activities;
o expectations regarding receipt of permits and commencement of mining or production;
o  anticipated grades and recovery rates;
o  ability to secure financing;
o  potential acquisitions or increases in property interests; and
o  divestitures or decreases in property interests.

Factors that could cause actual results to differ materially include, among others:

o  fluctuations in gold and silver prices;
o  fluctuations in grades and recovery rates;
o geological, metallurgical, processing, access, transportation or other problems;
o  results of exploration activities or feasibility studies;
o  changes in project parameters as plans continue to be refined;
o  political, economic and operational risks;
o  availability of materials and equipment;
o regulatory risks, including reclamation security requirements and the timing for the receipt of governmental permits;
o  force majeure events;
o the failure of plant, equipment or processes to operate in accordance with specifications or expectations;
o  accidents;
o  labor relations;
o  delays in start-up dates for projects;
o  environmental costs and risks; and
o other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements. See "Risk Factors" for items that could affect forward-looking statements.

                                     PART I

                      ITEMS 1 AND 2-BUSINESS AND PROPERTIES

INTRODUCTION
In this report, the "Company" or "Echo Bay" refers to Echo Bay Mines Ltd. and its subsidiaries unless the context specifies otherwise. The Company's financial statements are presented in accordance with generally accepted accounting principles in Canada. In this report, all dollar amounts are expressed in U.S. dollars unless specified otherwise.

On June 10, 2002, the Company, Kinross Gold Corporation ("Kinross") and TVX Gold Inc. ("TVX") announced they had entered into an agreement (the "Kinross Combination") providing for the proposed combination of the companies. In a concurrent transaction, TVX agreed to acquire from Newmont Mining Corporation ("Newmont") the interest in the TVX Newmont Americas joint venture that it did not already own. The combination of the companies was conditional upon the completion of this purchase. On January 31, 2003 the purchase from Newmont and the proposed combination were completed. Shareholders of Echo Bay (other than Kinross) received 0.1733 of a Kinross common share for each Echo Bay common share after giving effect to a three-for-one share consolidation of the outstanding common shares of Kinross immediately prior to the combination. As a result, the Company and its subsidiaries are now wholly-owned subsidiaries of Kinross.

The Company is a North American gold mining company which mines, processes and explores primarily for gold. The Company has two operating mines: Round Mountain in Nevada, United States and Lupin in Nunavut Territory, Canada. The Company's Kettle River mine in Washington, United States was placed on care and maintenance during the fourth quarter of 2002. The Company holds a 100% interest in its Kettle River and Lupin mines and a 50% interest in its Round Mountain mine, which it operates, with the remaining 50% interest held by affiliates of Barrick Gold Corporation.


The Company's operations in 2002 were, and will continue to be, materially affected by the price of gold, which averaged $310 per ounce in 2002, $271 in 2001 and $279 in 2000. At December 31, 2002 the gold price was $343 per ounce. Throughout this report, the terms "ounce" and "milliounce" are used as abbreviations for the troy ounce measure of weight. One troy ounce is equal to
31.103 grams and one milliounce represents 0.001 ounce.

In 2002, the Company produced a total of 538,709 ounces of gold and 1,470,094 ounces of silver at an average cash operating cost of $221 per ounce. Cash operating costs and total production costs are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "Calculation of Cash Operating Costs and Total Production Costs" on pages 5 and 6. Total cash operating costs and cash operating costs per ounce are calculated in accordance with gold industry guidelines. These per ounce measures may not be comparable to similarly titled measures of other companies. Production costs per ounce are derived from amounts included in the audited Statements of Operations and include mine site operating costs such as mining, processing, administration, transportation, royalties, production taxes, depreciation, amortization and reclamation costs, but exclude financing, capital, development and exploration costs. These costs are then divided by gold and gold equivalent ounces produced to arrive at the total production costs per ounce. The measures are furnished to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

In 2002, the Company reported a net loss of $7.7 million on revenues of $206.5 million. At December 31, 2002, the Company had an aggregate of 3.4 million ounces of gold reserves and no silver reserves.

On April 3, 2002 the Company issued 361,561,230 common shares, representing approximately 72% of the then outstanding common shares after giving effect to such issuance, in exchange for all of its $100 million aggregate principal amount of 11% junior subordinated debentures due 2027, plus accrued and unpaid interest thereon (see note 7 to the Company's consolidated financial statements).

In May 2002, the Company sold a total of 39,100,000 units at a price of $0.70 per unit for aggregate gross proceeds of approximately $27.4 million. Each unit consisted of one common share and one share purchase warrant. The common shares and the warrants comprising the units separated upon closing and the warrants continue to trade on the Toronto Stock Exchange and on the American Stock Exchange. As a consequence of the Kinross Combination, each warrant, previously entitling the holder to purchase one common share of the Company, now entitles the holder to purchase 0.1733 of a post-consolidated Kinross common share at a price of $0.90, at any time prior to November 14, 2003.

On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, two subsidiaries of the Company, entered into an asset purchase agreement, amended November 19, 2002, with Newmont USA, a subsidiary of Newmont, providing for the conveyance of the McCoy/Cove complex in Nevada, U.S.A. to Newmont. The agreement replaced a letter agreement dated February 13, 2002 related to the conveyance of the McCoy/Cove complex, which called for a payment to our subsidiaries of $6 million and the assumption by Newmont of all reclamation and closure obligations. Under the February 13, 2002 letter agreement, Newmont had no obligation to complete the transaction. Newmont indicated it was willing to proceed with the conveyance of the McCoy/Cove complex only if the Kinross Combination was completed and the cash payment was eliminated. Accordingly, a new agreement was reached expressly containing these two conditions. The closing of the transaction was subject to, among other conditions, the completion of the Kinross Combination. The Kinross Combination was completed January 31, 2003 and the McCoy/Cove assets were subsequently conveyed to Newmont on February 7, 2003. In consideration, Newmont has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex.

On February 27, 2003, Round Mountain Gold Corporation, a wholly-owned subsidiary of the Company along with Kinross and two of its wholly-owned subsidiaries ("the Borrowers"), entered into a new syndicated credit facility. The new syndicated credit facility has a maturity date of December 31, 2005 and a total committed amount of $125.0 million. The primary purpose of the credit facility is to enable the Borrowers to issue letters of credit to various regulatory agencies to satisfy financial assurance requirements. Shares of Round Mountain Gold Corporation along with various other assets of Kinross are pledged as collateral for this facility.

For 2003, the Company expects to produce 500,000 ounces of gold at an average cash operating cost of $211 per ounce of gold. The expected decline in production and average cash operating cost is the result of the completion of mining and processing at McCoy/Cove on March 31, 2002 and the cessation of mining operations at Kettle River in October, 2002. For a general identification of risk factors involved in the Company's business, see "Cautionary `Safe Harbor' Statement under the United States Private Litigation Reform Act of 1995" and "Risk Factors."

  [PICTURE DEPICTING THE GENERAL GEOGRAPHICAL LOCATION OF MINING PROPERTIES AND
                       OFFICES ON A MAP OF NORTH AMERICA]




PROPERTY AND OFFICE LOCATIONS

Operating & Development Properties:         Offices:
A.  Round Mountain (Nevada)(1) (4)          1.  Toronto (Ontario)
B.  Lupin (Nunavut)(4)                      2.  Edmonton (Alberta)(6)
C.  Kettle River (Washington)(2)            3.  Englewood (Colorado)(6)
D.  McCoy/Cove (Nevada)(3)                  4.  Reno (Nevada)(6)
E.  Aquarius (Ontario)(5)

    (1)  50% ownership
    (2)  Property placed on care and maintenance October 2002
    (3)  Property conveyed to Newmont February 7, 2003
    (4)  Operating mine
    (5)  Development property
    (6)  Office in the process of being closed effective January 31, 2003

MATERIAL SUBSIDIARIES
(all 100% owned)
Echo Bay Inc. (Delaware)
     Echo Bay Finance Corporation (Delaware)
         Echo Bay Exploration Inc. (Delaware)
     Round Mountain Gold Corporation (Delaware)
     Echo Bay Minerals Company (Delaware)
     Sunnyside Gold Corporation (Delaware)
     Echo Bay Management Corporation (Delaware)

A total of 13 subsidiaries were omitted because they are not considered significant individually or in the aggregate.


OPERATIONS SUMMARY
GOLD AND SILVER PRODUCTION
GOLD PRODUCTION (OUNCES)                                                 2002              2001             2000
                                                             ------------------------------------------------------
Round Mountain (50%) (1)                                              377,747           373,475          320,064
Lupin                                                                 113,835           139,327          117,729
Kettle River (3)                                                       30,626            50,349           94,086
McCoy/Cove (4)                                                         16,501            94,633          162,784
                                                             ------------------------------------------------------
Total gold                                                            538,709           657,784          694,663
                                                             ======================================================
Percentage increase (decrease) from prior year                         (18.1%)            (5.3%)           39.0%

SILVER PRODUCTION (OUNCES)                                               2002              2001             2000
                                                             ------------------------------------------------------
Total silver - all from McCoy/Cove (4)                              1,470,094         6,451,425       12,328,297
                                                             ======================================================
Percentage increase (decrease) from prior year                         (77.2%)           (47.7%)           46.2%

REVENUE
REVENUE DATA
Year ended December 31                                                   2002              2001             2000
                                                             ------------------------------------------------------
GOLD
Ounces sold                                                           547,024           667,015          676,439
Average price realized per ounce - revenue basis                  $       361       $       305      $       319
Average price realized per ounce - cash basis (2)                 $       306       $       281      $       294
Average market price per ounce                                    $       310       $       271      $       279
Revenue (millions of U.S. dollars)                                $     197.3       $     203.6      $     215.8
Percentage of total revenue                                               96%               86%              77%

SILVER
Ounces sold                                                         2,118,181         7,241,147       12,347,779
Average price realized per ounce - revenue basis                  $      4.36       $      4.70      $      5.28
Average price realized per ounce - cash basis (2)                 $      4.36       $      4.77      $      5.21
Average market price per ounce (4)                                $      4.62       $      4.39      $      5.00
Revenue (millions of U.S. dollars)                                $       9.2       $      34.1      $      65.2
Percentage of total revenue                                                4%               14%              23%
                                                             ------------------------------------------------------
Total revenue (millions of U.S. dollars)                          $     206.5       $     237.7      $     281.0
                                                             ======================================================

   (1) Echo Bay's 50% share.
   (2) Excludes non-cash items affecting gold and silver revenues, such as the recognition of deferred income or deferral of revenue to future periods for hedge accounting purposes.
   (3) Mining and processing activities completed October 2002. Mine placed on care and maintenance.
   (4) McCoy/Cove completed mining and processing activities on March 31, 2002.
       The average silver price for the first quarter was $4.49 per ounce. For the purposes of calculating the average gold-to-silver price ratio, the average price of gold during the same period was $290 per ounce.

The effects of changes in sales volume and prices were:

REVENUE VARIANCES
(thousands of U.S. dollars)
Year ended December 31                                                   2002              2001             2000
                                                             ------------------------------------------------------
(Decrease) increase in volume                                     $   (60,729)      $   (29,968)     $    79,770
Higher (lower) gold prices                                             30,309            (9,154)          (4,084)
Lower silver prices                                                      (735)           (4,170)          (5,061)
                                                             ------------------------------------------------------
(Decrease) / increase in total revenue from the previous year     $   (31,155)      $   (43,292)     $    70,625
                                                             ======================================================

The decrease in gold and silver revenues from 2001 to 2002 was primarily due to lower gold and silver production resulting from the completion of mining and processing activities at McCoy/Cove on March 31, 2002 and the cessation of mining operation at Kettle River in October 2002. Gold production also declined at Lupin due to lower grades and tons processed. The decrease in gold revenue from 2000 to 2001 was primarily due to lower gold prices realized. The decrease in silver revenues from 2000 to 2001 was due to lower grades and decreased production at McCoy/Cove.

CALCULATION OF CASH OPERATING COSTS AND TOTAL PRODUCTION COSTS

Cash operating costs and total production costs are furnished to provide additional information and are non-GAAP measures. These measures should not be considered in isolation as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and are not necessarily indicative of operating profit or cost from operations as determined under generally accepted accounting principles.

PRODUCTION COSTS
PRODUCTION COSTS PER OUNCE OF GOLD PRODUCED                              2002              2001             2000
                                                             ------------------------------------------------------
  Direct mining expense                                              $    218          $    214         $    192
  Deferred stripping and mine development costs                             5                11                3
  Inventory movements and other                                            (2)               (2)              (2)
                                                             ------------------------------------------------------
Cash operating costs                                                      221               223              193
  Royalties                                                                14                10                9
  Production taxes                                                          2                --                2
                                                             ------------------------------------------------------
Total cash costs                                                          237               233              204
  Depreciation                                                             47                41               35
  Amortization                                                             14                14               20
  Reclamation and mine closure                                              9                 8               12
                                                             ------------------------------------------------------
Total production costs                                               $    307          $    296         $    271
                                                             ======================================================
Percentage increase (decrease) from prior year                           3.7%              9.2%           (14.0%)

CASH OPERATING COSTS PER OUNCE OF GOLD PRODUCED                          2002              2001             2000
                                                             ------------------------------------------------------
Round Mountain                                                       $    183          $    190         $    195
Lupin                                                                     330               246              213
KettleRiver                                                               276               288              218
McCoy/Cove                                                                225               252              179
                                                             ------------------------------------------------------
Company consolidated weighted average                                $    221          $    223         $    193
                                                             ======================================================
Percentage increase (decrease) from prior year                          (0.9%)            15.5%           (10.2%)

In 2002, the average cash operating cost per ounce was $221 compared with $223 in 2001 and $193 in 2000. Cash operating costs per ounce were marginally lower in 2002 compared to 2001 due to a reduction in the amortization of deferred mining costs at Round Mountain as the deferred mining ratio dropped from 112 tons in 2001 to 95 tons in 2002. This was offset by higher mining costs at Lupin. Cash operating costs per ounce were higher in 2001 compared to 2000, reflecting lower production at McCoy/Cove and Kettle River. The Company's consolidated cash operating cost target is $211 per ounce of gold produced in 2003.

The above non-GAAP measures have been calculated on a consistent basis in each period.

For reasons of comparability, cash operating costs and total production costs do not include items such as property write-downs which do not occur in all periods but are included under GAAP in the determination of net earnings or loss.

Cash operating costs and total production costs are calculated in accordance with the "Gold Institute Production Cost Standard". Cash operating costs and production costs may not be comparable to similarly titled measures of other companies.

Cash operating costs and total production costs are used by management to assess profitability and cash flow of individual operations as well as to compare to other precious metal producers.

Operating costs include mining and processing costs for gold and silver sold during the year. The most significant of these costs are labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. The cost of transporting personnel and freight to the Lupin mine is also a significant cost for that operation.

The reconciliation of cash operating costs per ounce to the financial statements for the last three years is provided below.

RECONCILIATION OF CASH OPERATING
COSTS PER OUNCE TO FINANCIAL STATEMENTS
(thousands of U.S. dollars, except per ounce amounts)                    2002              2001             2000
                                                             ------------------------------------------------------
Round Mountain
Operating costs per financial statements                          $    68,323       $    72,049      $    60,501
Change in finished goods inventory and other                              991            (1,165)           2,062
                                                             ------------------------------------------------------
Cash operating costs                                              $    69,314       $    70,844      $    62,563
                                                             ======================================================
Gold ounces produced                                                  377,747           373,475          320,064
Cash operating costs per ounce                                    $       183       $       190      $       195

Lupin
Operating costs per financial statements                          $    37,194       $    34,721      $    22,883
Change in finished goods inventory and other                              383              (469)           2,211
                                                             ------------------------------------------------------
Cash operating costs                                              $    37,577       $    34,252      $    25,094
                                                             ======================================================
Gold ounces produced                                                  113,835           139,327          117,729
Cash operating costs per ounce                                    $       330       $       246      $       213

Kettle River
Operating costs per financial statements                          $     9,166       $    15,555      $    20,131
Change in finished goods inventory and other                             (717)           (1,031)             333
                                                             ------------------------------------------------------
Cash operating costs                                              $     8,449       $    14,524      $    20,464
                                                             ======================================================
Gold ounces produced                                                   30,626            50,349           94,086
Cash operating costs per ounce                                    $       276       $       288      $       218

McCoy/Cove
Operating costs per financial statements                          $    13,453       $    53,016      $    69,920
Change in finished goods inventory and other                           (4,598)           (2,797)          (1,180)
                                                             ------------------------------------------------------
Cash operating costs                                              $     8,855       $    50,219      $    68,740
                                                             ======================================================
Gold ounces produced                                                   16,501            94,633          162,784
Silver ounces produced                                              1,470,094         6,451,425       12,328,297
Average gold-to-silver price ratio                                       64.6              61.7             55.7
Cash operating costs per ounce                                    $       225       $       252      $       179

Consolidated
Operating costs per financial statements                          $   128,136       $   175,341      $   173,435
Change in finished goods inventory and other                           (3,941)           (5,462)           3,426
                                                             ------------------------------------------------------
Cash operating costs                                              $   124,195       $   169,879      $   176,861
                                                             ======================================================
Gold ounces produced                                                  538,709           657,784          694,663
Silver ounces produced                                              1,470,094         6,451,425       12,328,297
Average gold-to-silver price ratio                                       64.6              61.7             55.7
Cash operating costs per ounce                                    $       221       $       223      $       193

RESERVES
The data referred to herein, in respect of mineral reserves and mineral resources, have been verified by Ralph Bullis, Director of Exploration of the Company and by Mr. Rod Cooper, Director of Technical Services for, and a full-time employee of Kinross, the Company's sole shareholder. Mr. Bullis and Mr. Cooper are both "qualified persons" within the meaning of applicable Canadian securities regulatory standards. They have verified the data disclosed herein, including any relevant sampling, analytical and test data. Reserves reported for development properties are reviewed by independent third parties in conjunction with feasibility studies. The following table presents mineral reserves by property. A description of each mine follows the "Mineral Reserves" and "Mineral Resources" sections. See "Risk Factors" for a discussion of items that could affect the Company's reserve estimates.

An "Ore Reserve" or "Mineral Reserve" is the economically mineable part of a measured or indicated resource demonstrated by a feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. An ore reserve or mineral reserve gives effect to diluting materials and allowances for losses that may occur when the material is mined but does not reflect any subsequent losses in leaching or milling. Mineral reserves are further divided into proven and probable mineral reserves.

A "Proven Mineral Reserve" comprises the economically mineable part of a measured mineral resource where there is the highest degree of confidence in the estimate. It is restricted to that part of the deposit where production planning is taking place and for which any variation in the estimate would not significantly affect potential economic viability.

A "Probable Mineral Reserve" is the economically mineable part of an indicated, and in some cases a measured mineral resource where there is a lesser degree of confidence in the estimate. The underlying preliminary feasibility study must address whether economic extraction can be justified.

Mineral Reserves (1)
(thousands, except average grades)
(proven and probable at December 31)
                                                                                 2002          2001          2000
                                           ------------------------------------------------------------------------
                                                                Average     Contained     Contained     Contained
                                                     Tons     grade (2)        Ounces        Ounces        Ounces
                                            -----------------------------------------------------------------------
GOLD
MINES:
   Round Mountain (3)                              96,056         0.020         1,875         2,244         2,609
   Lupin                                            1,328         0.250           332           350           434
   Kettle River                                        19         0.211             4            25            70
   McCoy/Cove (4)                                     Nil           n/a             -            13           161
                                                                        -------------------------------------------
                                                                                2,211         2,632         3,274
DEVELOPMENT PROPERTIES:
   Aquarius                                        17,527         0.068         1,189         1,189         1,189
                                                                        -------------------------------------------
Total gold                                                                      3,400         3,821         4,463
                                                                        ===========================================

SILVER
   McCoy/Cove (4)                                     Nil           n/a             -         1,128        10,899
                                                                        -------------------------------------------
Total silver                                                                        -         1,128        10,899
                                                                        ===========================================

(1) Drill spacing used to determine reserves varies by ore type and are as follows by property: Round Mountain - 50 to 100 feet for proven reserves, 100 to 200 feet for probable reserves; Lupin - 15 feet laterally and 65 feet vertically for proven reserves, 75 feet for probable reserves; Kettle River - up to 50 feet for proven reserves and 50 to 75 feet for probable reserves; McCoy/Cove - 40 to 100 feet for proven reserves, 110 to 230 feet for probable reserves; Aquarius - 82 feet for proven and probable reserves.

(2)  Ounces per ton.
(3)  The Company's 50% share of tons and contained ounces.
(4) The McCoy/Cove complex was conveyed to a subsidiary of Newmont effective February, 7, 2003.

The Company reports extractable (mineable) mineral reserves. Reserves do not reflect recovery losses in the milling or heap leaching processes, but do include allowance for dilution of ore in the mining process.

Mineral reserves were estimated based on a gold price of $300 per ounce at December 31, 2002 ($300 per ounce at December 31, 2001 and $300 per ounce at December 31, 2000) and a silver price of $4.25 per ounce at December 31, 2001 and $5.00 per ounce at December 31, 2000. The market price for gold had for more than four years traded, on average, below the level used in estimating reserves at December 31, 2001. However, during 2002 the market price of gold traded at an average price of $310 per ounce and ended the year at $343 per ounce. During the first quarter of 2003, the market price of gold continued to increase to a high of $382 on February 5, 2003 before falling back to $330 on March 26, 2003. If the market price for gold were to have remained depressed and the Company determined that its reserves should be estimated at a significantly lower gold price than that used, there would be a reduction in the amount of gold reserves. In the event that significant reductions in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization, reclamation and closure charges may be required.

CHANGE IN PROVEN AND PROBABLE MINERAL RESERVES
The reconciliation of the change in proven and probable reserves from December 31, 2001 to December 31, 2002 is as follows.

                                                        (millions of ounces)
                                                       Gold             Silver
                                                     ---------------------------
Proven and probable reserves at December 31, 2001        3.8               1.1
   Production (1)                                       (0.6)             (1.1)
   Extensions, discoveries and adjustments
     Round Mountain                                      0.2                --
                                                     ---------------------------
Proven and probable reserves at December 31, 2002        3.4               Nil
                                                     ===========================

(1) Production represents previously modeled, in-situ ounces mined during 2002; this amount does not reflect recovery losses from heap leaching and milling.

For further information on mineral reserves for specific mines, see the mines' descriptions in "Business and Properties."

MEASURED AND INDICATED RESOURCES
The term "Mineral Resource" covers mineralization and natural material of intrinsic economic interest, which has been identified and estimated through exploration and sampling, but has not yet been qualified as a Mineral Reserve. Within this mineralization, mineral reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic and governmental factors. To qualify as a mineral resource the material must have reasonable prospects for economic extraction, having regard to relevant technical and economic factors. Mineral resources are sub-divided, in decreasing order of geological confidence, into measured, indicated and inferred categories.

A "Measured Mineral Resource" is one for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

An "Indicated Mineral Resource" is one where the nature, quality, quantity and distribution of data are such as to allow confident interpretation of the geological framework and reasonably to assume continuity of mineralization. The indicated mineral resource estimate is intended to be of sufficient quality to support a preliminary feasibility study, which can serve as the basis for development and production planning decisions.


CAUTIONARY NOTE TO U.S. INVESTORS CONCERNING ESTIMATES OF MEASURED AND INDICATED RESOURCES This section uses the terms "measured" and "indicated" resources. We advise U.S. investors that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. INVESTORS ARE CAUTIONED NOT TO ASSUME THAT ALL OR ANY PART OF MINERAL DEPOSITS IN THESE CATEGORIES WILL EVER BE CONVERTED INTO MINERAL RESERVES.


The following table presents measured and indicated resources by property. Measured and indicated resources for producing mines and development properties are generally estimated by the Company.


Measured and Indicated Resources (1)(2)
(thousands, except average grades) (at December 31)

                                                 2002                       2001                      2000
                             ------------------------   ------------------------  ------------------------
                                              Average                    Average                   Average
                                     Tons   grade (3)           Tons   grade (3)          Tons   Grade (3)
                             --------------------------------------------------------------------------------
GOLD
Round Mountain (50%) (4)           6,950        0.020         3,914        0.024        9,353        0.022
Lupin                                  -            -             3        0.215           76        0.263
Kettle River                          24        0.167            94        0.191          418        0.189

(1) Measured and indicated resources have not been included in the proven and probable Ore Reserve estimates because even though enough drilling, trenching, and/or underground work has been completed to indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially mineable ore bodies until further drilling, metallurgical work, and other economic and technical feasibility factors based upon such work are resolved. Measured and indicated resources were estimated based on a gold price of $300 per ounce for Kettle River and $325 per ounce for Round Mountain at December 31, 2002.

(2) Quantities of measured and indicated resources are roughly equivalent to the commonly used term "mineralized materials. "

(3)  Ounces per ton.

(4)  Echo Bay's 50% share.

INFERRED RESOURCES
An "Inferred Mineral Resource" is the part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The information is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes. Due to the uncertainty which may attach to Inferred Mineral Resources, it cannot be assumed that all or any part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration.

CAUTIONARY NOTE TO U.S. INVESTORS CONCERNING ESTIMATES OF INFERRED RESOURCES This section uses the term "Inferred Resources." We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. "Inferred Resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Resource will ever be upgraded to a higher category. Under Canadian rules estimates of Inferred Resources may not form the basis of feasibility or other economic studies. U.S. INVESTORS ARE CAUTIONED NOT TO ASSUME THAT ALL OR ANY PART OF AN INFERRED RESOURCE EXISTS, OR IS ECONOMICALLY OR LEGALLY MINEABLE.

The following table presents Inferred Resources by property. Inferred Resources for producing mines and development properties are generally estimated by the Company.


Inferred Resources (1)
(thousands, except average grades) (at December 31)

                                                             2002                       2001                      2000
                                         ------------------------  -------------------------  ------------------------
                                                          Average                    Average                   Average
                                                 Tons   grade (2)           Tons   grade (2)          Tons   Grade (2)
                                         -----------------------------------------------------------------------------
GOLD
MINES:
Round Mountain (50%) (3)                      21,500        0.013        29,999        0.014       45,267       0.014
Lupin                                            315        0.303           369        0.314          611       0.326
Kettle River                                     551        0.370            11        0.182           96       0.177


DEVELOPMENT PROPERTIES (4):
Aquarius                                         724        0.066           724        0.066          724       0.066
Ulu                                            1,279        0.326         1,279        0.326        1,279       0.326

(1) Inferred Resources have not been included in the Proven and Probable Ore Reserve estimates because even though enough drilling, trenching, and/or underground work has been completed to indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially mineable ore bodies until further drilling, metallurgical work, and other economic and technical feasibility factors based upon such work are resolved. Inferred resources were estimated based on a gold price of $300 per ounce at December 31, 2002, except for those at Round Mountain which are based on a gold price of $325 per ounce.

(2)  Ounces per ton.

(3)  Echo Bay's 50% share.

(4) The Company's construction and production decisions at its development properties depend on the issuance of appropriate permits and the ability of the Company to obtain required financing. See
     "Aquarius Development Project."

ROUND MOUNTAIN
The Company owns an undivided 50% interest in and operates the Round Mountain gold mine. Affiliates of Barrick Gold Corporation own the remaining undivided 50% interest in the joint venture common operation. The Round Mountain gold mine is an open-pit mining operation located 60 miles north of Tonopah in Nye County, Nevada. The property position consists of contiguous patented and unpatented mining claims covering approximately 27,500 acres, while the active project boundary encompasses 7,263 acres. The Company has received patents to convert mineable land to patented status. Patented claims cover all of the current reserves in the ultimate pit.

The following table sets forth operating data for the Round Mountain operation from 1998 through 2002. The Company's share of production is 50% of the ore processed and ounces shown and the Company is obligated to pay 50% of all operating, capital and other related costs.

                                                    2002            2001            2000            1999            1998
                                         --------------------------------------------------------------------------------
Gold produced (ounces) (100%):
   Heap leached - reusable pad                   242,808         219,704         141,176         140,988         182,378
   Heap leached - dedicated pad                  347,966         369,750         352,132         215,825         221,396
   Milled                                        153,946         156,854         139,870         157,901          97,686
   Other (1)                                      10,774             642           6,950          27,094           9,044
                                             -----------     -----------     -----------     -----------     -----------
   Total                                         755,494         746,950         640,128         541,808         510,504
Mining cost/ton of ore and waste            $       0.80    $       0.83    $       0.83    $       0.73    $       0.66
Heap leaching cost/ton of ore               $       0.84    $       0.82    $       0.68    $       0.68    $       0.74
Milling cost/ton of ore                     $       3.18    $       3.07    $       2.80    $       2.92    $       3.36
Production cost/ounce of gold produced

   Direct mining expense                    $        176    $        178    $        200    $        221    $        209
   Applied (deferred) stripping cost                   9              14                   (1)       (19)             (7)
   Inventory movements and other                      (2)             (2)                  (4)        (2)             (4)
                                             ----------- --------------- -------------------------------     -----------
     Cash operating cost                             183             190             195             200             198
   Royalties paid                                     20              18              17              19              20
   Production taxes                                    4               2               1              --               3
                                             -----------     -----------     -----------     -----------     -----------
     Total cash cost                                 207             210             213             219             221
   Depreciation                                       44              40              43              48              46
   Amortization                                       15              15              18              18              18
   Reclamation and mine closure                        9               9               9               9               7
                                             --------------  --------------  --------------  --------------  -----------

     Total production costs                 $        275    $        274    $        283    $        294    $        292
                                             --------------  --------------  --------------  --------------  -----------
Capital expenditures (millions) (2)         $        8.6    $       15.0    $        4.6    $        7.7    $       12.6
Deferred (applied) mining
   expenditures (millions)(2)               $       (3.4)   $       (5.3)   $        0.4    $        5.1    $        1.7
Heap leached-reusable pad:

  Ore processed (tons/day)                        26,987          23,601          24,335          15,602          18,953
   Total ore processed (000 tons)                  9,742           8,520           8,785           5,741           6,842
   Grade (ounce/ton)                               0.043           0.035           0.028           0.034           0.036
   Recovery rate (%)                                61.3            77.4            61.6            73.4            70.6
Heap leached-dedicated pad:

   Ore processed (tons/day)                      135,222         128,637         141,047         120,020         101,892
   Total ore processed (000 tons)                 48,815          46,438          50,918          44,167          36,783
   Grade (ounce/ton)                               0.011           0.011           0.011           0.011           0.010
   Recovery rate (%)                                  (3)             (3)             (3)             (3)             (3)

Milled:
   Ore processed (tons/day)                       10,067          10,171           9,304           8,083           7,993
   Total ore processed (000 tons)                  3,664           3,702           3,387           2,999           2,885
   Gold grade (ounce/ton)                          0.050           0.050           0.045           0.067           0.045
   Gold recovery rate (%)                           84.6            83.7            83.1            87.0            77.9

(1) A high-grade occurrence was discovered in April 1992. A small gravity plant was constructed to recover these ounces.

(2)  The Company's 50% share.

(3) For dedicated leach pads, a gold recovery rate cannot be calculated until leaching is complete. Based on metallurgical test work completed during 1994 and 1995, the eventual recovery rate is estimated to be approximately 50%.

Cash operating costs and total production costs are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "Calculation of Cash Operating Costs and Total Production Costs" on pages 5 and 6.

GEOLOGY AND MINERAL RESERVES
Gold mineralization at Round Mountain primarily occurs as electrum, a natural gold/silver alloy, in association with quartz, adularia and pyrite. The oblong open-pit mine is over a mile at its longest dimension and currently more than 1,200 feet from the highest working level to the bottom of the pit. Round Mountain Mineral Reserves (1)(2) at December 31, 2002 were as follows.

                                                                                  Average grade
                                                                    Tonnage             of gold  Gold content (3)
                                                         (000's short tons)    (ounces per ton)    (000's ounces)
                                                         -------------------------------------------------------------
Round Mountain pit                                                  115,632               0.022             2,543
Offloads and heap leach stockpiles (4)                               68,919               0.011               726
Mill stockpiles                                                       7,561               0.064               480
                                                         -------------------------------------------------------------
Total Proven and Probable-2002                                      192,112               0.020             3,749
                                                         =============================================================

Proven                                                               94,564               0.017             1,629
Probable                                                             97,548               0.022             2,120
                                                         -------------------------------------------------------------
Total Proven and Probable-2002                                      192,112               0.020             3,749
                                                         =============================================================

Total Proven and Probable-2001                                      236,979               0.019             4,488
                                                         =============================================================

(1)  The Company's share is 50% of the reserves presented.

(2) See "Reserves" for a discussion of the estimation of Proven and Probable Mineral Reserves.

(3) Reserves include allowances for dilution in mining but do not reflect losses in the leaching process. The average leach recovery rate for the reusable pad in 2002 was 61.3%. The eventual average recovery rate for the dedicated pad is estimated to be approximately 50%. The mill recovery rate was 84.6% in 2002.

(4) The offloads consist of approximately 42 million tons of previously crushed, leached and rinsed ore. The heap leach stockpiles consist of approximately 47 million tons of previously unprocessed ore. Sampling and metallurgical testing conducted in 1994 and 1995 confirmed that this material could be profitably processed on the dedicated leach pad.

The cut-off grades are 0.006 ounce of gold per ton for oxides and 0.010 ounce per ton for non-oxides. The prospective waste to ore ratio of pit ore is 0.53:1.

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

The reusable pad processed 26,987 tons of ore per day in 2002, compared to 23,601 tons per day in 2001. Reusable pad volume varies with ore release, which is determined by the phases of the pit being mined.

Reusable pad production increased in 2002 to 242,808 ounces from 219,704 ounces in 2001 due to the processing of higher grade ores.

The dedicated pad processed 135,222 tons of ore per day in 2002, compared to 128,637 tons per day in 2001. Production in 2002 from the dedicated pad was 347,966 ounces, compared to 369,750 ounces in 2001, due to increased tons placed in 2000 producing higher ounces in 2001.

The mill processed 10,067 tons per day in 2002 producing 153,946 ounces, compared to 10,171 tons per day in 2001 producing 156,854 ounces. The mill facility achieved a recovery rate of 84.6% from both higher-grade oxide and non-oxidized ores during 2002 by employing gravity concentration, fine grinding and cyanide leaching.

Round Mountain mine production is subject to a net smelter return royalty ranging from 3.53% at gold prices of $320 per ounce or less to 6.35% at gold prices of $440 per ounce or more. Its production is also subject to a gross revenue royalty of 3.0%, reduced to 1.5% after $75.0 million has been paid. For the period from the date that the royalty commenced through December 31, 2002, cumulative royalties of $33.1 million have been paid.

Ore and waste rock were mined at a rate of approximately 174,920 tons per day in 2002 compared to 194,579 tons per day in 2001.

In 2002, Round Mountain purchased four additional 240-ton haul trucks at a total cost of $9.0 million (the Company's share, $4.5 million). In 2003, Round Mountain plans to add Phase 4 to the West Dedicated Pad at a total cost of approximately $6.1 million (the Company's share, $3.1 million).

Mining at Round Mountain is expected to be complete during 2006 (assuming no additions to reserves), with completion of stockpile processing in 2008. The joint venture partners continue to support an aggressive exploration program in the vicinity of the mine in order to add reserves and extend the mine life. In 2002, the operation conducted an exploration program to explore for geologic environments similar to the Round Mountain deposit. A scoping study was completed in the fourth quarter of 2002 for Gold Hill (five miles from the Round Mountain deposit) based on encouraging drill results during the year. A 2003 drill program will further test the potential economics of this area.

In 2003, Round Mountain is expected to produce approximately 720,000 ounces (the Company's share, 360,000 ounces), 5% less than 2002's production of 755,494 ounces (the Company's share, 377,747 ounces) reflecting lower dedicated pad tons and increased sulfide ore. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors".

LUPIN
The Lupin mine is an underground operation located 250 miles northeast of Yellowknife in the Nunavut Territory of Canada, 56 miles south of the Arctic Circle.

The Lupin mining lease covers 6,998 acres. The principal lease was renewed for 21 years in 1992 and, provided the Company has complied with its terms, is renewable for further 21 year periods subject to any applicable regulations then in effect. The lease was granted by the Department of Indian Affairs and Northern Development on behalf of the Crown and is subject to the provisions of the Territorial Lands Act and the Canada Mining Regulations. The lease is in good standing. See "Other-Governmental and Environmental Regulation" for discussion regarding Inuit ownership interests.

Based on current reserves of 332,000 ounces of gold, the mine plan projects production until 2005. Drilling indicates additional mineralization at depth, which if confirmed by additional development, could extend the mine life for several more years. The Ulu satellite deposit, located approximately 100 miles north of Lupin, represents the potential for additional mill feed for the site.

The following table sets forth operating data for the Lupin mine from 1998 through 2002.

                                                   2002           2001           2000       1999 (1)      1998 (1)
                                          ---------------------------------------------------------------------------
Gold produced (ounces)                          113,835        139,327        117,729             --            --
Mining cost/ton of ore                       C$   56.85     C$   47.35     C$   42.36             --            --
Milling cost/ton of ore                      C$   13.63     C$   13.43     C$   13.98             --            --
Production cost/ounce of gold  produced:
   (Canadian dollars):
     Direct mining expense                   C$     554     C$     420     C$     344             --            --
     Deferred mine development                      (25)           (16)            (6)            --            --
     Inventory movements and other                   --             --             --             --            --
                                                -------        -------        -------       --------      --------
       Cash operating cost                   C$     529     C$     404     C$     338             --            --
                                                -------        -------        -------       --------      --------
   (U.S. dollars):
     Cash operating cost                     US$    330     US$    246     US$    213             --            --
     Royalties                                       --             --             --             --            --
     Production taxes                                --             --             --             --            --
                                                -------        -------        -------       --------      --------
       Total cash cost                              330            246            213             --            --
     Depreciation                                    40             30             27             --            --
     Amortization                                     6              7              8             --            --
     Reclamation and mine closure                    15             14             17             --            --
                                                -------        -------        -------       --------      --------
     Total production cost                   US$    391     US$    297     US$    265             --            --
                                                -------        -------        -------       --------      --------
Capital expenditures (millions US$)             $   2.4        $   2.6        $   4.7             --            --
Deferred mining
   Expenditures (millions US$)                  $   1.1        $   1.5        $   0.4             --            --
Milled:
   Ore processed (tons/day)                       1,711          1,883          1,861             --            --
   Total ore processed (000 tons)                   623            685            508             --            --
   Grade (ounce/ton)                              0.197          0.218          0.248             --            --
   Recovery rate (%)                               92.6           93.2           93.3             --            --

(1) The Lupin mine was under care and maintenance in 1999 and 1998 and recommenced production in April 2000.

Cash operating costs and total production costs are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "Calculation of Cash Operating Costs and Total Production Costs" on pages 5 and 6.

GEOLOGY AND MINERAL RESERVES
Gold at the Lupin deposit occurs in a Z-shaped isoclinally folded iron formation of Archean age. Gold is associated with pyrrhotite, arsenopyrite and quartz. Lupin Mineral Reserves (1) at December 31, 2002 were as follows.

                                                                                  Average grade
                                                                    Tonnage             of gold  Gold content (2)
                                                         (000's short tons)    (ounces per ton)    (000's ounces)
                                                         -------------------------------------------------------------
Center Zone                                                             313               0.254                79
East Zone                                                                --                  --                --
West Zone                                                               898               0.251               225
McPherson Zone                                                          117               0.235                28
                                                         -------------------------------------------------------------
Total Proven and Probable-2002                                        1,328               0.250               332
                                                         =============================================================

Proven                                                                  843               0.236               199
Probable                                                                485               0.274               133
                                                         -------------------------------------------------------------
Total Proven and Probable-2002                                        1,328               0.250               332
                                                         =============================================================

Total Proven and Probable-2001                                        1,367               0.256               350
                                                         =============================================================

(1) See "Reserves" for a discussion of the estimation of Proven and Probable Mineral Reserves.

(2) Reserves do not reflect losses in the milling process but do include allowance for dilution of ore in the mining process. The mining recovery factor was estimated at 85%. The average mill recovery rate in 2002 was 92.6%.

The cut-off grade used in the reserve calculation is 0.204 ounce of gold per ton.

MINING AND PROCESSING
Access to the Lupin underground mine, removal of ore and waste, and movement of personnel within the mine is by a shaft developed to a depth of 3,970 feet and by a ramp driven to a depth of 5,000 feet. The first phase of the winze (internal shaft) has been developed between the 3,450 foot level and the 4,400 foot level, allowing removal of ore and waste from deeper within the mine. However, additional ground support is required and longer truck haulage distances are a factor as the depth increases. As a result, mining in the deeper levels of the mine is slower and more expensive.

The mill processed 1,711 tons per day in 2002 compared to 1,883 tons per day in 2001. Production decreased due to mining from narrower sections of the deposit than planned and production problems caused by lost flexibility due to insufficient ore development in prior years. The rate of development has been increased to help overcome these problems.

In 2003, Lupin is expected to produce 140,000 ounces, slightly more than in 2002. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

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

All equipment, materials and supplies must be transported to the mine from Edmonton or Yellowknife. Personnel are transported from these locations and from Kugluktuk and Cambridge Bay in the Nunavut Territory. In 2002, the cost of transporting personnel, equipment, material and supplies to Lupin was approximately $6.0 million. Each year since 1983, the Company has completed a 360-mile ice road commencing 40 miles northeast of Yellowknife and ending at the Lupin mine. This is the most economical way of transporting bulk items, including fuel, to the mine. Operation of the road is now joint-ventured with diamond mining companies having operations located along the route. Operating costs are shared with these other users. The winter road is usable for approximately 12 weeks each year beginning in mid-January, during which time tractor-trailers can transport all of the Company's annual requirements for diesel fuel, chemical reagents and other supplies. There are on-site facilities for the storage of approximately 5.4 million U.S. gallons of diesel fuel, which is adequate for the mine's annual requirements.

In order to operate the winter road, the Company is required to obtain certain licenses from the Federal and Territorial Governments. To date, the Company has experienced no significant difficulties in obtaining these licenses. The current license of occupation expires in 2003. A new license has been issued, effective May 1, 2003 for a 30-year period.

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

KETTLE RIVER
The Kettle River properties are located in Ferry County in the State of Washington and cover approximately 7,672 acres through patented and unpatented mining claims and fee lands.

In 2002, Kettle River operations continued to produce ore from its K-2 mine. Mining and milling operations were suspended at the end of October, when the bulk of the K-2 reserves were exhausted. Exploration efforts focused on an area to the east of the K-2 mine called the Emanuel Creek project. This area will be developed in 2003 and is scheduled for mining in 2004.

The following table sets forth operating data for the Kettle River operation from 1998 through 2002.

                                                    2002           2001           2000           1999          1998
                                          ---------------------------------------------------------------------------
Gold produced (ounces)                            30,626         50,349         94,086        104,396       113,692
Mining cost/ton of ore                      $      21.18   $      25.20   $      20.52   $      23.57  $      21.65
Milling cost/ton of ore                     $      10.27   $      12.02   $      11.58   $      11.22  $      10.71
Production cost/ounce of gold produced:
   Direct mining expense                    $        268   $        229   $        224   $        239  $        238
   Deferred mine development                          --             --             --             --            --
   Inventory movements and other                       8             59             (6)            (1)            6
                                             -----------    -----------    --------------------------   -----------
     Cash operating cost                             276            288            218            238           244
   Royalties                                           5             10             13             15            12
   Production taxes                                    2              1              1              2             1
                                             -----------    -----------    -----------    -----------   -----------
     Total cash cost                                 283            299            232            255           257
   Depreciation                                       --             19             11             55            77
   Amortization                                       52             42              8              8             5
   Reclamation and mine closure                       --             15            15              15            12
                                             -----------    -----------   -----------     -----------   -----------
     Total production cost                  $        335   $        375   $        266   $        333  $        351
                                             -----------    -----------    -----------    -----------   -----------
Capital expenditures (millions)             $        1.6   $        4.1   $        1.4   $        0.5  $        1.5
Milled:
   Ore processed (tons/day)                          586            934          1,470          1,698         2,017
   Total ore processed (000 tons)                    213            340            535            630           734
   Grade (ounce/ton)                               0.171          0.178          0.209          0.198         0.187
   Recovery rate (%)                                84.0           83.0           84.1           83.7          82.8

Cash operating costs and total production costs are non-GAAP measures. For further information on these non-GAAP measures, please refer to the disclosure under the heading "Calculation of Cash Operating Costs and Total Production Costs" on pages 5 and 6.

GEOLOGY AND MINERAL RESERVES
Mineral Reserves at the K-2 deposit are contained in steeply dipping quartz carbonate veins hosted by Eocene age volcanic rocks. Kettle River Mineral Reserves (1) at December 31, 2002 were as follows.

                                                                                  Average grade
                                                                    Tonnage             of gold  Gold content (2)
                                                          (000's short tons)   (ounces per ton)    (000's ounces)
                                                         -------------------------------------------------------------
Ore stockpiles                                                            9               0.178                 2
K-2                                                                      10               0.240                 2
                                                         -------------------------------------------------------------
Total Proven and Probable-2002                                           19               0.211                 4
                                                         =============================================================

Proven                                                                   19               0.211                 4
Probable                                                                 --                  --                --
                                                         -------------------------------------------------------------
Total Proven and Probable-2002                                           19               0.211                 4
                                                         =============================================================

Total Proven and Probable-2001                                          129               0.194                25
                                                         =============================================================

(1) See "Reserves" for a discussion of the estimation of Proven and Probable Mineral Reserves.

(2) Reserves do not reflect losses in the milling process but do include allowance for dilution in the mining process. The average mill recovery rate of gold in 2002 was 84.0%.

The cut-off grade is 0.145 ounces of gold per ton at K-2.

MINING AND PROCESSING
At Kettle River, a series of deposits are mined and trucked to feed a central mill. The mill processed approximately 586 tons of ore per day in 2002, compared to 934 tons per day in 2001. Total Kettle River production decreased in 2002 compared to 2001 due to the completion of K-2 mining in October 2002.

The mining method used at K-2 is longhole open stoping, with delayed backfill. Total K-2 ore production in 2002 was 197,569 tons compared to 221,547 in 2001.

K-2 area production at Kettle River is subject to a 5% gross proceeds royalty and a net smelter return royalty ranging from 2% at gold prices of $300 per ounce or less to 3% at gold prices of $400 per ounce or more.

In 2003, Kettle River will be developing the Emanuel Creek project, which is scheduled to enter production in 2004. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

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

The McCoy/Cove property consists of approximately 946 unpatented and 9 patented claims covering approximately 19,000 acres of United States federal land administered by the Bureau of Land Management of the Department of the Interior. The Company completed all steps currently required under U.S. law to convert certain unpatented claims to patented status and filed the appropriate applications for patents. The patents were awarded on August 17th, 2001 and received in January 2002. See "Other-Governmental and Environmental Regulation."

On February 7, 2003, as noted in the introduction, the McCoy/Cove complex was conveyed to a subsidiary of Newmont. Mining and processing activities at the McCoy/Cove complex were completed on March 31, 2002. All of the Company's silver production came from McCoy/Cove.

The following table sets forth operating data for the McCoy/Cove operation from 1998 through 2002.

                                                  2002            2001            2000           1999            1998
                                        --------------------------------------------------------------------------------
Gold produced (ounces)
   Milled                                        9,906          70,395         115,892         79,336         114,398
   Heap leached                                  6,595          24,238          46,892         45,200          53,096
                                            ----------      ----------      ----------     ----------      ----------
   Total                                        16,501          94,633         162,784        124,536         167,494
Silver produced (ounces)
   Milled                                    1,410,594       6,143,825      11,417,439      8,033,644       9,014,817
   Heap leached                                 59,500         307,600         910,858        396,428         398,006
                                            ----------      ----------    ------------     ----------      ----------
   Total                                     1,470,094       6,451,425      12,328,297      8,430,072       9,412,823
Mining cost/ton of ore and waste           $        --     $        --     $      0.78    $      0.66     $      0.71
Heap leaching cost/ton of ore              $        --     $        --     $      2.44    $      1.82     $      1.74
Milling cost/ton of ore                    $     10.49     $      7.19     $      6.38    $      6.32     $      6.09
Production cost/ounce of gold produced:
  Direct mining expense                    $       216     $       239     $       166    $       252     $       200
  Deferred stripping cost                           --              13              12            (35)             (1)
  Inventory movements and other                      9              --               1              4               4
                                            ----------      ----------      ----------     ----------      ----------
   Cash operating cost                             225             252             179            221             203
  Royalties                                          1               1               3              2               3
  Production taxes                                (12)             (3)               5             --               2
                                            ----------      ----------      ----------     ----------      ----------
   Total cash cost                                 214             250             187            223             208
  Depreciation                                      51              49              26             48              52
  Amortization                                      --               9              28             27              37
  Reclamation and mine closure                      --              --              11             11               9
                                            ----------      ----------      ----------     ----------      ----------
   Total production cost                   $       265     $       308     $       252    $       309     $       306
                                            ----------      ----------      ----------     ----------      ----------
Average gold-to-silver price ratio (1)            65:1            62:1            56:1           54:1            54:1
Capital expenditures (millions)            $        --     $       1.0     $       0.7    $       1.1     $       1.3
Deferred (applied) mining
  Expenditures (millions)                  $        --     $      (2.2)    $      (5.1)   $       9.5     $       0.5
Heap leached:
   Ore processed (tons/day)                         --              --           4,971         11,262          11,296
   Total ore processed (000 tons)                   --              --           1,809          4,178           4,112
   Gold grade (ounce/ton)                           --              --           0.024          0.022           0.021
   Silver grade (ounce/ton)                         --              --            0.96           0.37            0.26
   Gold and silver recovery rates                   (2)             (2)             (2)            (2)             (2)

                                                  2002            2001            2000           1999            1998
                                        --------------------------------------------------------------------------------
Milled:
   Ore processed (tons/day)                      6,451          10,642          11,461         12,000          11,829
   Total ore processed (000 tons)                  587           3,874           4,172          4,452           4,306
   Gold grade (ounce/ton)                        0.034           0.042           0.053          0.038           0.046
   Silver grade (ounce/ton)                       3.46            2.60            3.71           3.02            2.95
   Gold recovery rate (%)                         43.3            42.4            50.7           45.8            57.8
   Silver recovery rate (%)                       64.0            61.7            69.8           61.3            69.8

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

(3) 2002 data reflects results through March 31, 2002, the last production quarter for McCoy/Cove.

GEOLOGY AND MINERAL RESERVES
McCoy/Cove Mineral Reserves (1) at December 31, 2002 were as follows.

                                              Tonnage           Average grade                      Content (2)
                                   (000's short tons)         (ounces per ton)                    (000's ounces)
                                  -----------------------------------------------------------------------------------------
                                                                  GOLD          SILVER              GOLD          SILVER
Total Proven - 2002                              Nil               n/a             n/a               Nil             Nil
                                  =========================================================================================

Total Proven - 2001 (stockpile)                  430             0.031           2.624                13           1,128
                                  =========================================================================================

(1) See "Reserves" for a discussion of the estimation of Proven and Probable Mineral Reserves.

(2) Reserves include allowances for dilution in mining but do not reflect losses in the recovery process. Recovery rates for the life-of-mine are estimated to be 55% for gold and 68% for silver.

All 2001 reserves were in stockpiles and included in the proven category. All reserves have been mined and processed at McCoy/Cove.

MINING AND PROCESSING
Open pit mining was completed in 2000 and underground mining was completed in 2001. All ore processed in 2002 was from stockpiles. The processing of this material ceased in early 2002 as the stockpiles were depleted. As of February 7, 2003, the Company is no longer responsible for any reclamation or remediation activities. The responsibility for these was assumed by Newmont in consideration for the conveyance of the McCoy/Cove assets.

Mill throughput averaged 6,450 tons per day in 2002 compared to 10,642 in 2001 due to longer retention times needed for carbonaceous ores and only 70 days of operation in the quarter instead of the usual 91. Gold and silver from mill production decreased in 2002 compared to 2001 due to the depletion of reserves.

McCoy/Cove production was subject to a 2% net smelter return royalty. This royalty was based on sales less certain deductions.

Residual leaching continued on the third of three heap leach pads in 2002 for the entire year. Excellent results were obtained from re-leaching side slopes and internal areas of this pad. Residual leaching continued in 2003 until the conveyance to Newmont. Leaching on the second of three heap leach pads was suspended in September 2002 and the pad was allowed to go into a drain-down mode. Rinsing and restoration of the first of three heap leach pads commenced in 1999 and contouring and seeding was completed in 2000.

McCoy/Cove transitioned from a producing property to reclamation property in 2002. All mining, milling and heap leach stacking is complete. Ongoing reclamation work saw the completion of approximately 800 acres of recontouring and revegetation during 2002. Further reclamation work continued until the conveyance to Newmont on February 7, 2003. See "Cautionary `Safe Harbor' Statement under the United States Private Securities Litigation Reform Act of 1995" and "Risk Factors."

AQUARIUS DEVELOPMENT PROJECT
In 1997, the Company deferred a final construction decision on its 100%-owned Aquarius gold project, located in Macklem Township, 40 kilometers east of Timmins, Ontario, Canada.

Based on the revised bankable feasibility study completed during 2000, Aquarius has Proven and Probable Mineral Reserves of 1,189,000 ounces of gold as at December 31, 2002 (17.5 million tons of ore at an average grade of 0.068 ounces per ton). The reserves are based on a cutoff grade of 0.015 ounce per ton. The cutoff grade was based on a price of $300 per ounce of gold.

The Company expensed Aquarius holding costs of $0.5 million in 2002, $0.8 million in 2001 and $0.7 million in 2000. At December 31, 2002, the Company has a net book value of approximately $42.9 million (2001 - $43.7 million) in acquisition and construction costs related to Aquarius. Further delays in development and construction from continued low gold prices could result in a write-down of all or a portion of these costs. The Company expects to incur minimal development holding costs for Aquarius in 2003.

EXPLORATION
In addition to conducting exploration for new gold deposits, the Company explores for extensions of known reserves at its mines and development properties. The Company's exploration program concentrates on those projects believed to represent the most promising near-term prospects. In particular, exploration efforts are focused on projects located where the Company already has, or plans, an extensive gold mining infrastructure, principally those prospects in North America.

At Round Mountain, there are several underground targets in proximity to and accessible from the bottom of the open pit. In addition, the Company and its joint venture partner have committed to a drilling program, along with related field work at Gold Hill, an exploration project owned by the joint venture and located approximately four miles north of the existing Round Mountain pit. Gold Hill has displayed Round Mountain style mineralization over a presently known area that measures approximately 2,000 by 4,000 feet.

At the Company's wholly-owned Kettle River operation, the Company is evaluating exploration in an area named Emanuel Creek, located adjacent to the existing production area. Exploration work is ongoing as the Company expects to develop this project and bring it into production in 2004.

SUNNYSIDE
In 1996, Sunnyside Gold Corporation ("SGC"), an indirect wholly-owned subsidiary of the Company, finalized a consent decree with the State of Colorado that set standards for the release of all reclamation and water treatment permits and resolved future enforcement issues regarding groundwater seeps and springs. In December 2002, the consent decree was replaced with undertakings by the to perform or fund a limited number of activities. SGC estimates that it will take approximately two more years for reclamation activities to be completed. SGC has $2.4 million accrued at December 31, 2002 (December 31, 2001 - $3.6 million) for future reclamation costs at the Sunnyside mine. SGC's provision for future reclamation costs is reviewed periodically and adjusted, as additional information becomes available.

OTHER
PRECIOUS METAL SALES AND HEDGING ACTIVITIES
The Company's dore bars are further refined by third parties and the refined gold and silver is sold to banks or precious metal dealers.

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

The Company continually monitors its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting volatility of gold prices such as actual and prospective interest rate and gold lease rate performance. The Company is not currently party to any derivative financial instruments relating to precious metals. Previously, the gold-related instruments used in these transactions included forward sales contracts and options. Forward sales contracts obligate the Company to sell gold at a specific price on a future date. Call options give the holder the right, but not the obligation to buy gold on a specific future date at a specific price. Any use of call options requires the Company to recognize unrealized gains and losses on those options in current period earnings unless the options are included in a put-call combination eligible for hedge accounting. These tools reduce the risk associated with gold price declines, but also could limit the Company's participation in increases of gold prices. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

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

Credit risk is the risk that a counterparty might fail to fulfill its performance obligations under the terms of a derivative contract. The Company's credit risk related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. The Company minimizes its credit risk by entering into transactions with large credit-worthy financial institutions, limiting the amount of its exposure to each counterparty, and monitoring the financial condition of its counterparties. In addition, the Company deals only in markets it considers highly liquid to allow for situations where positions may need to be reversed.

At December 31, 2002, the estimated fair value of the Company's hedge portfolio was $0.1 million. The Company's current counterparties do not require margin deposits. Sensitivity to various market factors underlying these contracts are shown in note 16 to the consolidated financial statements.

In 2002, the Company delivered approximately 21% of gold production against forward sales and call options at an average commitment price of $292 per ounce. This compares with 19% of gold production at $317 per ounce in 2001 and 37% of gold production at $313 per ounce in 2000. No silver production was delivered against forward sales or put options in 2002. This compares to 21% at $5.86 per ounce in 2001 and 35% at $5.71 per ounce in 2000.

The Company's commodity contracts as of December 31, 2002 and December 31, 2001 are shown in note 16 to the consolidated financial statements. All positions held by the Company relating to precious metals were delivered into or expired in 2002. The Company does not plan to enter into any new precious metal positions in 2003 given higher spot gold prices and low forward premiums.

The Company's hedging commitments are described in note 16 to the Company's consolidated financial statements. See also "Qualitative and Quantitative Disclosures about Market Risk."

CREDIT FACILITIES
The Company has a $4 million letter of credit facility with HSBC Bank USA which was established in October 2001. The facility is currently cash collateralized. This credit facility, which expired in September 2002, was extended to March 27, 2003. This facility and cash collateralization was necessary in connection with financial assurance required by regulatory authorities for future reclamation activities. The Company expects to cancel this facility and have the cash deposit released in connection with steps undertaken by Kinross, the Company's parent, to issue letters of credit for reclamation security under the new syndicated credit facility described below. See also "Liquidity and Capital Resources."

On February 27, 2003, Round Mountain Gold Corporation, a wholly-owned subsidiary of the Company along with Kinross and two of its wholly-owned subsidiaries ("the Borrowers"), entered into a new syndicated credit facility. The new syndicated credit facility has a maturity date of December 31, 2005 and a total committed amount of $125.0 million. The primary purpose of the credit facility is to enable the Borrowers to issue letters of credit to various regulatory agencies to satisfy financial assurance requirements. Shares of Round Mountain Gold Corporation along with various other assets of Kinross are pledged as collateral for this facility. See also "Liquidity and Capital Resources."

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

Certain wastes from mining and mineral processing operations are currently exempt from regulation under the Bevill amendment to the federal Resource Conservation and Recovery Act ("RCRA"). However, Congress may consider revision and reauthorization of RCRA, as well as the federal Clean Water Act and Endangered Species Act, each of which substantially affects mine development and operations. The effect of any revised or additional regulation on the Company's U.S. operations cannot be determined until the legislative process is completed and new administrative rules are issued, but they could have a significant impact upon operations of all mining companies and increase the costs of those operations.

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on the Company's results of operations and financial condition, although the results of such actions are speculative. For example, during recent legislative sessions, legislation was considered in the United States Congress which proposed a number of modifications to the General Mining Law of 1872, which has traditionally governed the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals that would have (i) imposed a royalty on production from unpatented mining claims, (ii) increased the cost of holding and maintaining such claims, and (iii) imposed more specific reclamation requirements and standards for operations on such claims. Although none of these proposed modifications were enacted into law, Congress may consider the same or similar proposals in 2003 as well as in future years.

The one area in which specific action has been taken relates to the regulation of surface activities on federally owned lands administered by the Bureau of Land Management ("BLM"). New surface management regulations (the "3809 Regulations") were enacted and became effective on January 20, 2001. The effect of the new 3809 Regulations is to create a significantly more stringent and restrictive environment for activities and operations on federal lands involving unpatented mining claims and millsites. For example, the new 3809 Regulations provide that all activities on unpatented mining claims or millsites for which approval of a Plan of Operations is required (which includes all activities other than exploration activities that disturb less than five acres of surface) are subject to a new standard of review by the BLM, which must make a determination that the proposed activities would not cause substantial irreparable harm to significant scientific, cultural or environmental resource values that cannot be effectively mitigated. That new standard would apply to any new significant activities undertaken by the Company or its subsidiaries on federal public lands. Imposition of that new standard does not affect the Company's existing approved Plans of Operation at its Round Mountain and Kettle River properties. If the Company makes any substantive modifications to those existing Plans of Operation (such as widening a road or expanding a leach pad or tailings facility), that standard (as well as all other provisions of the new 3809 Regulations) would apply unless the Company could demonstrate to the BLM's satisfaction that it was not practical for economic, environmental, safety or technical reasons. In addition, under previous regulations, up to 75% of financial security for the performance of reclamation obligations could be provided by corporate guarantees. While the new 3809 Regulations do provide for existing financial guarantees to continue to be in effect, no new corporate guarantees are to be accepted after July 19, 2001. To the extent applied to modifications of the Company's current operations, and to the extent the Company engages in activities or operations on public lands outside of its current permit boundaries (including any new projects), the new 3809 Regulations will make the process for the preparation and obtaining of approval of a Plan of Operations more time-consuming and expensive, and any such proposed activities or operations will be subject to more detailed and expensive regulatory requirements. Moreover, the Company's ultimate ability to have any such proposed activities or operations approved will be subject to a much greater level of uncertainty. The new regulations may not significantly affect existing operations, so long as such operations do not require, for their continuing viability, new discretionary permits for land outside the boundaries of land currently permitted or significant changes within current permit boundaries. New, including expanded, exploration or mining operations will need to quantify the cost burden imposed by the new regulations when assessing the economic viability of any project.

In addition, the BLM has called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The McCoy/Cove complex and the associated reclamation obligation was conveyed to a subsidiary of Newmont on February 7, 2003. The BLM request, relevant to operations at Round Mountain, seeks replacement security of approximately $16 million to bring the total to approximately $22 million, the Company's 50% share. The subsidiaries consider the BLM's action, taken by administrative decision, to be arbitrary, capricious and an abuse of discretion and will vigorously oppose and contest the decision. The BLM has not asked for additional security amounts, rather the agency has requested a different form of security. If the BLM position were to prevail, there is a risk the BLM would initiate action designed to have operations suspended if the Company did not, or was unable to, comply with the new requirements. The potential impact on the Company as a result of such administrative action is difficult to predict. See "Risk Factors."

Various types of rehabilitation and similar reclamation-related measures are generally required for the Company's U.S. operations under specific state or federal air, water quality and mine reclamation rules and permits. The BLM and Forest Service permits and Plans of Operations for the Company's operations also contain reclamation-related requirements. The Company believes its operations are in substantial compliance with these reclamation requirements. Reclamation spending in 2002 amounted to approximately $9.2 million.

The Company believes that all of its U.S. operations are currently being conducted in substantial compliance with applicable MSHA and similar state labor, health and safety rules.

EMPLOYEES
At December 31, 2002, the Company employed 990 persons excluding temporary employees directly involved in short-term programs, broken down as follows.

Round Mountain, including ancillary services                        613
Kettle River                                                         49
Lupin                                                               309
Technical and corporate staff and other (1)                          19
                                                             ----------
                                                                    990
                                                             ==========
(1) Includes McCoy/Cove.

A sufficient supply of qualified workers is available for both Canadian and U.S. operations, although the continuation of such supply depends upon a number of factors, including the availability of other employment opportunities. None of the Company's employees are represented by labor unions. The Company believes it generally has good relations with its employees. The Company provides its employees with a competitive compensation package and comprehensive benefits program. In connection with the Kinross Combination completed January 31, 2003, employment of most corporate staff was terminated. Duties performed by these employees are now performed by employees of Kinross, the Company's parent.

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

The Company believes that it has taken adequate precautions to minimize the risk of environmental pollution. See "Governmental and Environmental Regulation."

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

WASTE DISPOSAL
Heap leaching is done with a weak cyanide solution held within a closed circuit, which includes the leach pads and surface holding ponds. Leached ore from the reusable pad at Round Mountain is rinsed and fed to the mill or placed on dedicated pads. Where dedicated pads are used, the leached ore remains on the pads. Mill processing may use a cyanide leaching solution, which is contained within the mills' processing circuits. See "Governmental and Environmental Regulation."

See also "Lupin-Water Supply and Waste Disposal."

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

LEASE COMMITMENTS
The Company leases office premises for its head office functions, and enters into lease commitments for office equipment. The Company incurred $1.4 million in rental expense in 2002, net of $1.8 million in rental income related to office subleases. The Company's commitments under the remaining terms of the leases are approximately $4.7 million, payable as follows: $1.6 million in 2003, $1.5 million in 2004, $1.0 million in 2005, $0.1 million in 2006, $0.1 million in 2007 and $0.4 million thereafter.

HISTORY OF THE COMPANY
The Company was incorporated in Canada in 1964 and is governed by the Canada Business Corporations Act. The business of the Company has always involved precious metal (gold and silver) exploration, development and production. Gold and silver are produced at two operating mines. The Company placed two other mines on care and maintenance in 2002, the most recent in October 2002, while another completed mining activities in March 2002 and was conveyed to a subsidiary of Newmont on February 7, 2003: see "Operations Summary."

Since the beginning of the Company's last fiscal year, the most significant event has been the combination of the Company with Kinross and TVX, which was completed on January 31, 2003. The Company is now a wholly-owned subsidiary of Kinross.

RISK FACTORS
DEPRESSED GOLD PRICES MAY NEGATIVELY AFFECT THE COMPANY'S PRODUCTION, PROFITABILITY, RESERVES AND LIQUIDITY.

The profitability of the Company's current operations is directly related and sensitive to the market price of gold, which fluctuates widely due to factors beyond the Company's control.

Beginning in 1997, gold prices sank to depressed levels and remained there until late in 2002. While gold prices have maintained these levels in 2003, they could return to depressed levels in the future. If gold prices should fall below the Company's cash costs of production and remain at such levels for any sustained period of time, it may not be economically feasible to continue commercial production at any or all of the Company's mines. This previously occurred in January 1998, when the Company temporarily suspended operations at the Lupin mine. Also in 1997, the Company deferred a final construction decision on its Aquarius development project and deferred further development of the Ulu satellite deposit in Canada due to the decline in gold prices.

The cash operating costs at the Company's four operating mines averaged $221 per ounce in 2002 and are expected to average approximately $211 per ounce in 2003 from the Company's remaining two mines. Total production costs were $307 per ounce in 2002 and are expected to average approximately $279 per ounce in 2003. The current price of gold of $330 per ounce as of March 26, 2003, helps to alleviate liquidity difficulties, and gives the Company greater ability to invest funds in exploration and development. At lower gold prices, the Company's ability to generate positive cash flow and to generate sufficient funds to engage in exploration and development activities may be significantly impaired.

Declines in the market price of gold and related precious metals also may require the Company to write-down its reserves, which would adversely affect profitability and the Company's financial position. The gold price used in estimating the Company's mineral reserves at December 31, 2002 was $300 per ounce. The market price was $343 per ounce at December 31, 2002. While the average market price of gold for 2002 traded above the price at which the Company estimates its reserves, it has for more than four years traded, on average, below the price at which the Company estimates its reserves. If the Company were to determine that its reserves and future cash flows should be estimated at a significantly lower gold price than that used at December 31, 2002, there would be a reduction in the amount of gold reserves. Should any significant reductions in reserves occur, material "write-downs" of the Company's investment in mining properties and increased amortization, reclamation and closure charges may be required. For example, in 2001, due to an unexpected reduction in reserves, a $4.4 million provision was made for impaired assets at Kettle River. Under certain such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties.

The Company currently has no hedging program in place to reduce the risk associated with gold price volatility. See "Other-Precious Metal Sales and Hedging Activities" and "Management's Discussion and Analysis - Commitments and Contingencies."

FAILURE TO REPLACE RESERVES MAY NEGATIVELY AFFECT PRODUCTION.

Because mines have limited lives based on proven and probable reserves, the Company must continually replace and expand its reserves as it produces gold and silver. The Company's ability to maintain or increase its annual production of gold and silver will be dependent in significant part on its ability to bring new mines into production, such as the Aquarius project in Canada, and to expand existing mines such as the Emanuel Creek project located adjacent to the Kettle River mine and the Gold Hill project near the Round Mountain mine.

No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines. In the event that new reserves are not developed, the Company will not be able to sustain its current level of gold or silver production beyond the life of its existing reserve estimates and revenues will decrease as a result. In such case, the Company would be required to cut its costs in order to avoid an adverse impact on its financial results. There can be no assurance that the Company could cut its costs sufficiently quickly, or enough in order to avoid this adverse impact.

There are a number of uncertainties inherent in any exploration and development program relating to:

o  the location of economic mineral reserves;
o  the development of appropriate metallurgical processes;
o  the receipt of necessary governmental permits; and
o  the construction of mining and processing facilities.

Accordingly, there can be no assurance that the Company's efforts will yield new reserves to replace and expand current reserves.

FAILURE TO DEVELOP NEW MINES OR EXPAND EXISTING MINES MAY NEGATIVELY AFFECT FUTURE PRODUCTION.

The Company's ability to maintain, or increase, its annual production of gold will be dependent in significant part on its ability to bring new mines into production, such as the Aquarius project in Canada, and to expand existing mines. In 1997, the Company deferred a final construction decision on Aquarius and deferred further development of the Ulu satellite deposit in Canada. However, the Company does expect to develop the Emanuel Creek project adjacent to the Kettle River mine during 2003, bringing it into production in 2004.

The economic feasibility analysis with respect to any individual project is based upon:

o the interpretation of geological data obtained from drill holes and other sampling techniques;
o estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed;
o  gold and silver price assumptions;
o  the configuration of the ore body;
o  expected recovery rates of metals from the ore;
o  comparable facility and equipment costs;
o  anticipated climatic conditions;
o  estimates of labor productivity; and
o  royalty or other ownership burdens.

The Company's feasibility studies are typically based on the Company's knowledge of the operating history of similar ore bodies in the region. The actual operating results of its development projects, however, may differ materially from those anticipated, and uncertainties related to operations are increased further in the case of development projects. In addition to the successful completion of final feasibility studies, the issuance of necessary permits and receipt of adequate financing are required for successful development of properties. See "Other-Governmental and Environmental Regulation" and "Liquidity and Capital Resources."

THE COMPANY ENCOUNTERS STRONG COMPETITION FROM OTHER MINING COMPANIES IN CONNECTION WITH THE ACQUISITION OF PERSONNEL AND PROPERTIES PRODUCING OR CAPABLE OF PRODUCING PRECIOUS METALS.

As a result of competition, some of which is with companies with greater financial resources, the Company may be unable to maintain or acquire the personnel and expertise required to develop and operate its properties. Also, the Company may be unable to acquire attractive mining properties on terms it considers acceptable or at all. Consequently, its revenues, operations and financial condition could be materially adversely affected.

FAILURE TO SECURE THE NECESSARY LETTERS OF CREDIT OR SURETY BONDS OR TO PROVIDE THE NECESSARY CORPORATE GUARANTEES TO SECURE RECLAMATION OBLIGATIONS, COULD RESULT IN VIOLATION OF THE COMPANY'S OPERATING PERMITS AND IMPACT THE COMPANY'S ABILITY TO CONTINUE OPERATING AT SPECIFIC LOCATIONS.

Certain regulatory agencies may require security to be provided for some or all of the cost to restore land disturbed during operations. The Company has typically provided letters of credit, surety bonds and corporate guarantees as security for these future reclamation costs. The market place for third party security instruments is, however, very limited to the mining industry and to the Company in particular. If the Company is unable to secure the necessary forms of security, its ability to continue operations at specific locations could be jeopardized. Even where the Company currently has security in place for reclamation costs, it may be required to provide additional, or alternative, financial instruments. For example, regulators in Nevada have called upon one of the Company's subsidiaries to provide other forms of security to replace corporate guarantees that had been given in respect of the Round Mountain operation. The Company disagrees with the regulators' position and believes that the subsidiaries qualify under the criteria set out for corporate guarantees and will oppose the regulatory position. If the Company is required to provide additional or alternative forms of security, and is unable to do so at acceptable costs or at all, it may be prohibited from commencing or continuing operations and its financial condition and prospects would be adversely affected. As of January 31, 2003, the Company has the support of Kinross in posting the necessary security in connection with reclamation obligations. See "Other-Governmental and Environmental Regulation."

RESERVE ESTIMATES ARE INHERENTLY UNCERTAIN. ANY MATERIAL INACCURACIES IN THE COMPANY'S RESERVE ESTIMATES OR ASSUMPTIONS UNDERLYING RESERVE ESTIMATES COULD CAUSE RESERVES TO BE OVERSTATED.

The estimation of reserves and resources is inherently uncertain and involves subjective judgments about many relevant factors. The accuracy of any such estimate is a function of:

o  the quantity and quality of available drilling data;
o  engineering and geological interpretation;
o  testing and production experience;
o  gold prices;
o  operating and capital costs;
o short-term operating factors such as the need for sequential development of ore bodies; and
o  the processing of new or different ore grades and ore types.

The volume and grade of reserves mined and processed and recovery rates may not be the same as currently anticipated. If it is not, the Company may discontinue the development of a project or mining at one or more of its properties.

Reserve calculations and life-of-mine plans using significantly lower prices (see the discussion under the risk factor discussing gold prices above) could result in material write-downs of the Company's investment in mining properties and increased amortization, reclamation and closure charges.

THE COMPANY'S ACTIVITIES ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS THAT CAN ADVERSELY AFFECT OPERATING AND DEVELOPMENT COSTS, THE TIMING OF OPERATIONS AND/OR THE ABILITY TO OPERATE.

The Company's mining operations and exploration and development activities are subject to extensive Canadian, U.S. and other foreign federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resources preservation, mine safety and occupational health, toxic substances, reporting and other matters. The costs of discovering, evaluating, planning, designing, developing, constructing, operating and closing the Company's mines and other facilities in compliance with such laws and regulations are significant. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or operation of a mine. Future regulatory developments, such as more stringent environmental protection laws, regulations and enforcement policies thereunder, and claims for damages to property and persons resulting from the Company's operations, could result in substantial costs and liabilities, reduced profits and a deterioration of the Company's financial condition.

The Company is required to obtain governmental permits to develop its reserves and for expansion or advanced exploration activities at its operating properties and its exploration properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous Canadian, U.S. or foreign federal, state, provincial, territorial and local agencies. The Company will be required to obtain additional permits to allow it to construct and operate properties currently under development. The duration and success of each permitting effort are contingent upon many variables not within the Company's control. If the Company is unable to obtain the necessary approvals, it will not be able to commence production at the applicable mine. See "Other-Governmental and Environmental Regulation."

In addition, there is a risk that private individuals or entities may assert that the Company's activities have caused damage to their interests. For example, in 2000, a subsidiary of the Company and numerous other parties were served with a complaint from the Colorado School of Mines for environmental cleanup costs at a federal Comprehensive Environmental Response, Compensation and Liability Act site. The Company's share of the settlement was approximately $89,500.


THE COMPANY'S MINING OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE.

The business of gold and silver mining is generally subject to a number of risks and hazards, including:

o  environmental conditions;
o  industrial accidents;
o  labor disputes;
o  unusual or unexpected geological conditions;
o  ground or slope failures, cave-ins;
o  changes in the regulatory environment; and
o natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes.

Such occurrences could result in:

o  damage to mineral properties or production facilities;
o  personal injury or death;
o  environmental damage to the Company's properties or the properties of others;
o  delays in mining;
o  monetary losses and possible legal liability.

The Company maintains insurance against some risks that are typical in the gold mining industry. While the Company believes the amounts of coverage it maintains to be reasonable, it may not provide adequate coverage in some circumstances. Insurance against some risks (including some liabilities for environmental pollution or other hazards as a result of exploration and production) are not generally available to the Company or to other companies within the industry on acceptable terms.
See "Other-Mining Risks and Insurance."

CERTAIN OF THE COMPANY'S UNITED STATES PROPERTY RIGHTS CONSIST OF UNPATENTED LODE MINING CLAIMS.

Unpatented mining claims and millsites are generally considered to be subject to greater title risk than other real property interests. The validity of an unpatented mining claim or millsite, in terms of its location and maintenance, and the uses thereof, is dependent on strict compliance with a complex body of federal and state statutory and decisional law, administrative interpretation of that law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims or millsites. There can be no assurance that title to any of the Company's unpatented and other mining claims or millsites may not be defective.

REPERCUSSIONS FROM TERRORIST ACTS COMMITTED IN THE UNITED STATES COULD HARM BUSINESS OPERATIONS AND ADVERSELY IMPACT THE COMPANY'S ABILITY TO MEET ITS EXPECTATIONS AND OTHER FORWARD LOOKING STATEMENTS HEREIN.

The terrorist attacks in the United States on September 11, 2001 caused instability in the world's markets. There can be no assurance that these terrorist attacks, or the responses to them, will not lead to further acts of terrorism in the United States, Canada or elsewhere, which may contribute to economic instability in the United States, Canada and other geographic areas in which Echo Bay is active. Specifically, such instability could adversely affect production or exploration activities.

GOLD PRICES The following table sets forth annual high, low, average and end of period afternoon fixing gold prices in U.S. dollars per troy ounce on the London Bullion Market.

                                                                     Year ended December 31,
                                                 ----------------------------------------------------------------
                                           2003*       2002         2001         2000         1999           1998
                                   ------------- ----------  -----------  -----------  -----------   ------------
High                                   $   382      $   349      $   293      $   313      $   326       $   313
Low                                        329          278          256          264          253           273
Average                                    353          310          271          279          279           294
End of Period                              330          343          277          274          290           286

* Through March 26, 2003


SILVER PRICES
The following table sets forth annual high, low, average and end of period daily fixing silver prices in U.S. dollars per troy ounce on the London Bullion
Market.

                                                                     Year ended December 31,
                                                 ----------------------------------------------------------------
                                           2003*       2002         2001         2000         1999           1998
                                   ------------- ----------  -----------  -----------  -----------   ------------
High                                   $  4.91      $  5.10      $  4.82      $  5.45      $  5.75       $  7.81
Low                                       4.38         4.24         4.07         4.57         4.88          4.69
Average                                   4.68         4.60         4.37         4.95         5.22          5.55
End of Period                             4.38         4.67         4.52         4.58         5.33          5.01

* Through March 26, 2003

EXCHANGE RATES
The exchange rates of the Canadian dollar to the U.S. dollar at the end of each period and the high, the low and the average exchange rates for each period, were as follows (such rates, which are expressed in Canadian dollars, being the noon buying rates quoted by the Bank of Canada for U.S. dollars).

                                                                Year ended December 31,
                                  ------------------------------------------------------------------------------------
                           2003*             2002             2001            2000             1999             1998
                 ---------------  ---------------  --------------- ---------------  ---------------  ---------------
High                   C$ 1.5747        C$ 1.6132        C$ 1.4936       C$ 1.4341        C$ 1.4433        C$ 1.4075
Low                       1.4656           1.5110           1.6012          1.5593           1.5514           1.5765
Average                   1.5123           1.5703           1.5482          1.4852           1.4864           1.4823
End of Period             1.4710           1.5796           1.5956          1.5002           1.4433           1.5512

* Through March 26, 2003

                            ITEM 3-LEGAL PROCEEDINGS

SUMMA
In September 1992, Summa Corporation ("Summa") commenced a lawsuit against Echo Bay Exploration Inc. and Echo Bay Management Corporation, (together, the "Subsidiaries"), indirect subsidiaries of the Company, alleging improper deductions in the calculation of royalties payable over several years of production at McCoy/Cove and another mine, which is no longer in operation. The matter was tried in the Nevada State Court in April 1997, with Summa claiming more than $13 million in damages, and, in September 1997, judgment was rendered for the Subsidiaries. The decision was appealed by Summa to the Supreme Court of Nevada, which in April 2000 reversed the decision of the trial court and remanded the case back to the trial court for "a calculation of the appropriate [royalties] in a manner not inconsistent with this order." The case was decided by a panel comprised of three of the seven Justices of the Supreme Court of Nevada and the Subsidiaries petitioned that panel for a rehearing. The petition was denied by the three member panel on May 15, 2000 and remanded to the lower court for consideration of other defenses and arguments put forth by the Subsidiaries. The Subsidiaries filed a petition for a hearing before the full Supreme Court and on December 22, 2000, the Court recalled its previous decision. Both the Subsidiaries and their counsel believe that grounds exist to modify or reverse the decision. The Company has $1.5 million accrued related to this litigation. If the appellate reversal of the trial decision is maintained and the trial court, on remand, were to dismiss all of the Subsidiaries' defenses, the royalty calculation at McCoy/Cove would change and additional royalties would be payable. Neither the Company, nor counsel to the Subsidiaries, believe it is possible to quantify the precise amount of liability pursuant to a revised royalty calculation.

HANDY AND HARMAN
On March 29, 2000, Handy & Harman Refining Group, Inc., which operated a facility used by the Company for the refinement of dore bars, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has filed a claim for gold and silver accounts at this refining facility with an estimated market value of approximately $2.2 million at the time the shipments were made. The Company has fully provided for this amount as unrecoverable. Further, in March 2002, the liquidating trustee for Handy & Harman commenced a series of adversary proceedings against numerous creditors, including two Company subsidiaries, alleging that certain creditors received preferential payments in metal or otherwise. The preferential payment claims against the Company's subsidiaries approximate $9.0 million. The ultimate amount recoverable or payable will depend on the success or failure of the liquidating trustee in prosecuting these claims. The ultimate percentage payout by the liquidating trustee will also be affected by the success or failure of the trustee in prosecuting preferential payment claims against all creditors. The trustee currently projects the ultimate distribution of funds to be 50% to 60% of amounts owed to creditors. Based on this range, the maximum liability to the Company would be $3.4 million assuming a 50% payout to creditors and no success in defending any of the preferential payment claims while the maximum amount recoverable would be $1.3 million assuming a 60% payout to creditors and success in defending itself against all of the preferential payment claims. The Company intends to oppose the preferential payment claims vigorously. The outcome of these proceedings is uncertain at this time. As such, the Company has not made any provision with respect to the preferential payment claims.

OTHER
In November 2001, two former employees of the Corporation brought a claim against the Company pursuant to the CLASS PROCEEDINGS ACT (British Columbia) as a result of the temporary suspension of operations at the Company's Lupin mine in the spring of 1998 and the layoff of employees at that time. The Company does not know at this time the amount being claimed by the former employees nor whether the claim is appropriate for certification as a class action. On August 12, 2002, the Supreme Court of British Columbia decided it had such jurisdiction. The Company is appealing the decision. No determination has been made by this Court as to whether this action is suitable for certification as a class action and no decision has been rendered with respect to the merits of the action.

The Company is also subject to a number of third party claims, which the Company believes are routine and incidental to the normal course of its business. The Company does not believe that the outcome of these claims will have a material adverse impact on the financial condition or results of operations of the Company.

While the outcome of any particular claim is not certain, the Company believes it has substantive defenses and intends to vigorously defend all claims.


           ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

On January 31, 2003, the Company's common shareholders passed a special resolution approving a plan of arrangement whereby Echo Bay Mines Ltd., Kinross Gold Corporation and TVX Gold Inc. would combine their respective businesses. Court approval of the plan of arrangement was obtained and effective January 31, 2003, the Company became a wholly-owned subsidiary of Kinross Gold Corporation.

                                     PART II

          ITEM 5-MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
                               SHAREHOLDER MATTERS

MARKET INFORMATION
As a result of the consummation of the plan of arrangement on January 31, 2003, the Company became a wholly-owned subsidiary of Kinross and its common shares no longer trade. Prior to that time, the common shares traded primarily on the Toronto Stock Exchange and the American Stock Exchange. The warrants issued by the Company, which now represent the right to acquire common shares of Kinross, will continue to trade on the Toronto and American Stock Exchanges until their expiry on November 14, 2003. They are exercisable at a price of U.S. $0.90 into
0.1733 of a post-consolidated Kinross common share.

The following table sets forth for the period from January 1, 2001 through February 5, 2003 the high and low reported prices and trading volume of the common shares on the Toronto Stock Exchange and the American Stock Exchange.

                                      THE TORONTO STOCK EXCHANGE               AMERICAN STOCK EXCHANGE
                                  High           Low        Volume          High             Low      Volume
                                  (Canadian Dollars)     (shares in             (U.S. Dollars)      (shares in
                                                         thousands)                                 thousands)
----------------------------------------------------------------------------------------------------------------
2001
----
First Quarter                     1.49          0.59         4,307          0.95            0.38       6,842
Second Quarter                    2.00          0.89         3,800          1.24            0.51      11,026
Third Quarter                     1.60          0.79         2,860          1.04            0.51       7,122
Fourth Quarter                    1.12          0.81         2,030          0.73            0.50       5,575
2002
----
First Quarter                     1.60          0.82         4,873          0.98            0.50      15,994
Second Quarter                    2.18          1.01       120,409          1.39            0.66      69,816
Third Quarter                     1.91          1.08        68,986          1.22            0.70      30,865
October                           1.75          1.25        17,327          1.13            0.80       6,844
November                          1.60          1.30        10,780          1.02            0.82       6,335
December                          2.06          1.30        24,313          1.30            0.83      11,600
2003
----
January (1)                       2.11          1.76        11,964          1.39            1.15      11,591
February (1)                      2.10          1.76           678            --              --          --

(1) The last day of trading of the Company's common shares in Canada was February 5, 2003 where they closed at C$2.00. This price approximated the closing price of Kinross common shares on that date multiplied by the exchange ratio of 0.1733 of a post-consolidated Kinross common share for each Echo Bay common share. The last day of trading of the Company's common shares in the United States was January 31, 2003 where they closed at U.S.$1.23.

DIVIDENDS
The Company suspended payment of dividends beginning in 1997. Future dividends, if any, will be payable to Kinross, the Company's sole shareholder and parent.

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


SELECTED FINANCIAL DATA (1)
Year ended December 31
(millions of U.S. dollars except
for gold price and per share data)                                  2002         2001         2000         1999          1998
                                                           -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                                                       $    206.5   $    237.7   $    281.0   $    210.4    $    232.2
Average gold price realized per ounce                         $      361   $      305   $      319   $      325    $      333
Earnings (loss) before taxes (2)                              $     (7.5)  $     (8.8)  $     16.8   $    (37.1)   $    (19.8)
Effective tax rate                                                 (2.0%)       35.7%       (10.4%)       (0.6%)        (1.8%)
Net earnings (loss) (2)                                       $     (7.7)  $     (5.7)  $     18.6   $    (37.3)   $    (20.1)
Net earnings (loss) attributable to common  shareholders(2)   $   (144.6)  $    (23.0)  $      3.2   $    (51.0)   $    (32.6)
(3)
Net earnings (loss) per common share (2) (3)                  $    (0.34)  $    (0.16)  $     0.02   $    (0.36)   $    (0.23)
Weighted average common shares outstanding (millions)              429.8        140.6        140.6        140.6         140.1
BALANCE SHEET DATA
Working capital (deficiency)                                  $     23.9   $      1.6   $      2.7   $      4.0    $     (0.5)
Current ratio                                                       1.72         1.03         1.04         1.07          0.99
Total assets                                                  $    223.7   $    260.8   $    313.6   $    340.2    $    368.1
Debt                                                          $       --   $     23.7   $     32.5   $     56.7    $     52.8
Deferred income taxes                                         $      0.9   $      0.9   $      4.7   $      7.4    $      7.5
Shareholders' equity                                          $    136.7   $    106.8   $    116.8   $    101.1    $    133.8
Common shares outstanding (millions)                               541.3        140.6        140.6        140.6         140.6
OTHER DATA
Dividends paid on common shares     - total                   $       --   $       --   $       --   $       --    $       --
                                    - per share               $       --   $       --   $       --   $       --    $       --
Net cash flows provided from operating activities             $     19.1   $     31.6   $     46.5   $     29.6    $     12.1
Activities
Net cash flows used in investing activities                   $    (14.0)  $    (24.0)  $    (10.9)  $    (33.6)   $     (2.3)
Activities
Net cash flows provided from (used in) financing activities   $      5.5   $     (9.5)  $    (24.7)  $     (0.6)   $    (18.8)
Activities
Capital and exploration spending                              $     21.1   $     26.2   $     16.5   $     14.7    $     24.1

(1) This information should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes. Commitments and contingencies are described in note 17 to the Company's consolidated financial statements. The Company's consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. Had the consolidated financial statements been prepared in accordance with U.S. generally accepted accounting principles, certain selected financial data would be disclosed as follows. See also note 13 to the Company's consolidated financial statements.

                                                   2002          2001         2000          1999         1998
                                          ---------------------------------------------------------------------
     Net earnings (loss)                     $   (143.5)   $    (29.1)  $      2.3    $    (48.3)  $    (40.8)
     Net earnings (loss) per common share    $    (0.33)   $    (0.21)  $     0.02    $    (0.34)  $    (0.29)
     Total assets                            $    225.4    $    234.4   $    314.5    $    341.3   $    370.1
     Debt                                    $       --    $    117.0   $    126.5    $    151.3   $    144.9
     Accrued interest on capital securities  $       --    $     64.2   $     46.1    $     30.0   $     15.7
     Deferred income taxes                   $      0.9    $      0.9   $      4.7    $      7.4   $      7.5
     Shareholders' equity (deficit)          $    144.8    $    (29.8)  $    (19.5)   $    (19.6)  $     24.2

 (2) In 2002, the Company recorded a $7.0 million provision for impaired assets ($0.02 per share). In 2001, the Company recorded a $4.4 million provision for impaired assets ($0.03 per share). See note 9 to the consolidated financial statements.

(3) After interest expense on the equity portion of the capital securities, issued in 1997. See note 7 to the consolidated financial statements.

     ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion of the financial results of the Company's operations for the years 2000 through 2002 should be read in conjunction with the selected financial data set forth above and the Company's consolidated financial statements included elsewhere in this report. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Except as described in note 13 to the Company's consolidated financial statements, they conform in all material respects to those principles generally accepted in the United States.

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

SUMMARY
The Company had a net loss of $7.7 million ($0.34 loss per share attributable to common shareholders after adjustment for the retirement of the Company's subordinated debentures) in 2002 compared with a net loss of $5.7 million ($0.16 loss per share attributable to common shareholders) in 2001 and net earnings of $18.6 million ($0.02 earnings per share) in 2000. The 2002 results compared to the 2001 results reflect 18% lower gold and 71% lower silver sales volumes respectively, higher administrative, exploration and development costs, a loss on the retirement of capital securities, a provision against the Lupin mine and the recognition of net deferred hedging losses, offset by higher realized gold prices. The 2001 results compared to 2000 reflect 41% lower silver sales volume, lower gold and silver prices realized and the provision for impaired assets at Kettle River. These factors were partially offset by lower depreciation, amortization, reclamation, exploration and development expenses.

The Company produced 538,709 ounces of gold during the year, a decrease of 18% from 2001 and 1.5 million ounces of silver during the year, a decrease of 77% from 2001. Production targets for 2003 are 500,000 ounces of gold and no silver. The expected decline in production results from the completion of operations at McCoy/Cove and Kettle River.

The average gold price realized by the Company in 2002 was $361 per ounce. This was above the average market price of $310 per ounce in 2002, and higher than the $305 per ounce average price realized in 2001. The Company intends to deliver all of its production at spot gold prices in 2003.

In 2002, operating activities provided net cash flows of $19.1 million.

RESULTS OF OPERATIONS
REVENUE
Revenue decreased to $206.5 million in 2002 from $237.7 million in 2001, reflecting 18% lower gold volume ($36.6 million) and 71% lower silver sales volume ($24.1 million), resulting primarily from the completion of mining and processing activities at McCoy/Cove and Kettle River. Revenues were positively affected by higher gold prices realized ($30.3 million) while lower silver prices realized decreased revenue marginally ($0.8 million). Revenue decreased to $237.7 million in 2001 from $281.0 million in 2000, reflecting 1% lower gold volume ($3.0 million) and 41% lower silver sales volume ($27.0 million), resulting primarily from lower grades and decreased production from McCoy/Cove. Revenues were also affected by lower gold prices realized ($9.2 million) and silver prices realized ($4.2 million).

OPERATING COSTS
Consolidated cash operating costs per ounce of gold produced were $221 in 2002, $223 in 2001 and $193 in 2000. Cash operating costs generally reflect mining and processing costs, most significantly labor, consumable materials, repairs of machinery and equipment, fuel, utilities and environmental compliance. Cash operating costs per ounce were marginally lower in 2002 compared to 2001 due to a reduction in the amortization of deferred mining costs at Round Mountain as the deferred mining ratio dropped from 112 tons in 2001 to 95 tons in 2002. This was offset by higher mining costs at Lupin. Cash operating costs per ounce were higher in 2001 compared to 2000, reflecting lower production at McCoy/Cove and Kettle River and increased fuel, electricity and reagent costs at Round Mountain.

The Company's cash operating cost target for 2003 is $211 per ounce of gold produced.

Cash operating costs are a non-GAAP measure that is furnished to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. See the disclosure under "Business and Properties - Calculation of Cash Operating Costs and Total Production Costs" for further information concerning the calculation of this measure.

ROYALTIES
Royalties increased from $7.6 million in 2001 to $7.8 million in 2002 due to an increase in the price of gold. Royalties decreased to $7.6 million in 2001 from $8.0 million in 2000 primarily due to decreased production at McCoy/Cove and Kettle River, partially offset by increased production at Round Mountain. The Company's royalty expense target for 2003 is approximately $9 million. See note 17 to the consolidated financial statements.

DEPRECIATION AND AMORTIZATION
Depreciation expense was $27.6 million in 2002, $31.1 million in 2001 and $32.5 million in 2000. Depreciation expense decreased in each of 2002, 2001 and 2000 due to McCoy/Cove and Kettle River assets approaching the end of their useful lives and being fully depreciated and not replaced. Depreciation per ounce was $47 in 2002, $41 in 2001 and $35 in 2000.

Amortization varies with the quantity of gold and silver sold and the mix of production from the various mines. The quantities of the Company's proven and probable reserves also affect amortization expense, as the Company's investment is amortized over these ounces. Amortization expense of $7.7 million in 2002 compared to $11.0 million in 2001 and $18.2 million in 2000 primarily reflects changes in production levels. Amortization per ounce was $14 in 2002, $14 in 2001 and $20 in 2000.

For 2003, the Company expects depreciation and amortization expense to be approximately $42 million, compared to $35.3 million in 2002.

RECLAMATION AND MINE CLOSURE
Reclamation and mine closure expense varies with the quantity of gold and silver produced and the mix of production from the various mines. The quantities of the Company's proven and probable reserves also affect reclamation and mine closure expense, as the total estimated costs are accrued over these ounces. Reclamation and mine closure expense decreased by $1.0 million in 2002 compared to 2001, due to lower production. The decrease of $4.5 million in 2001 compared to 2000 is a result of McCoy/Cove being fully accrued by the end of 2000. For 2003, the Company expects this expense to be approximately $7 million.

GENERAL AND ADMINISTRATIVE
General and administrative costs in 2002 were $3.5 million higher than 2001. This was due to costs associated with the Kinross Combination. General and administrative costs in 2001 were at the same level as in 2000. For 2003, the Company expects general and administrative costs will decrease significantly with a reduction in corporate staff as a result of the business combination.

EXPLORATION AND DEVELOPMENT
Exploration and development expense was $8.6 million in 2002 up from $3.5 million in 2001 and down marginally from $10.3 million in 2000. Exploration in 2002 increased $1.7 million at Lupin, $0.3 million at Round Mountain and $3.0 million at Kettle River over 2001 spending. Exploration and development expense in 2000 includes Lupin costs relating to the recommencement of operations of $4.8 million. For 2003, the Company expects exploration and development expenditures to total approximately $4 million.

PROVISION FOR IMPAIRED ASSETS
In 2002, due to rising operating costs resulting from unexpected development challenges and changes in future expectations of the strength of the Canadian dollar relative to the United States dollar, a $7.0 million provision was made for impaired assets at Lupin. The Company also recorded a further $1.5 million reserve against receivables owing from Handy and Harman. These receivables are now fully provided for. In 2001, due to an unexpected reduction in reserves, a $4.4 million provision was made for impaired assets at Kettle River.

PROVISION FOR DEFERRED GAINS AND LOSSES ON MODIFIED HEDGE CONTRACTS
In 2002, deferred gains and losses arising from certain terminated gold hedging contracts applicable to anticipated production from the Lupin mine in the period 2005 to 2008, were included in earnings. The gains and losses had been deferred based on the expectation that the anticipated future production originally designated in the hedge arrangements was expected to occur. In view of recent increasing uncertainties of production at the Lupin mine in the period 2005 to 2008, deferred gains of $5.0 million relating to 2005 and 2006 and deferred losses of $8.1 million relating to 2005 to 2008 were included in earnings in 2002.

LIQUIDITY AND CAPITAL RESOURCES
In 2002, the market price of gold averaged $310 per ounce. An increasing gold price aids the Company's ability to proceed with construction of development projects, to expand its exploration activities, to refinance its indebtedness on favorable terms or to pursue new acquisitions or investments.

Net cash flows provided from operating activities were $19.1 million compared to $31.6 million in 2001 and $46.5 million in 2000. The decrease in 2002 cash flow reflects the decrease in production due to the completion of mining and processing activities at McCoy/Cove and Kettle River.

Net cash used in investing activities in 2002 totaled $14.0 million, largely related to investments in mining properties, plant and equipment at Round Mountain ($8.6 million), Lupin ($2.4 million) and Kettle River ($1.6 million). Cash used for long-term investments was $4.5 million in 2002, primarily for reclamation and other long-term deposits. Net cash provided by financing activities was $5.5 million in 2002 reflecting proceeds from a unit offering of $25.5 million net of debt repayments and retirement of capital securities of $17.0 million and $3.0 million respectively.

At December 31, 2002, the Company had $23.0 million in cash and cash equivalents and $7.2 million in short-term investments recorded at the lower of cost or fair value. The fair value of the short-term investments at December 31, 2002 was $24.3 million.

At December 31, 2002, the Company had no long-term debt outstanding.

The Company currently has a $4 million letter of credit facility with HSBC Bank USA which has been cash collateralized. This credit facility, which expired in September 2002, was extended to March 27, 2003. The facility and cash collateralization was necessary in connection with financial assurance required by regulatory authorities for future reclamation activities. The Company expects to cancel this facility and have the cash deposit released in connection with steps undertaken by Kinross, the Company's parent, to issue letters of credit for reclamation security under the new syndicated credit facility described below. At present, the Company has the support of its parent in the event that unforeseen cash requirements arise. Following the Kinross Combination, issues of liquidity and capital resources are managed on a consolidated basis by Kinross, the Company's parent.

On February 27, 2003, Round Mountain Gold Corporation, a wholly-owned subsidiary of the Company along with Kinross and two of its wholly-owned subsidiaries "the Borrowers", entered into a new syndicated credit facility. The new syndicated credit facility has a maturity date of December 31, 2005 and a total committed amount of $125.0 million. The primary purpose of the credit facility is to enable the Borrowers to issue letters of credit to various regulatory agencies to satisfy financial assurance requirements. Shares of Round Mountain Gold Corporation along with various other assets of Kinross are pledged as collateral for this facility.

At December 31, 2002, the estimated fair value of the Company's hedge portfolio was $0.1 million relating entirely to foreign currency contracts.

On April 3, 2002 the Company's issued 361,561,230 common shares in exchange for all of its capital securities (see note 7 to the Company's consolidated financial statements).

The Company expects to spend approximately $19 million for capital expenditures in 2003 funded by its operating cash flow. These expenditures will be mainly in respect of the Round Mountain mine and development of the Emanuel Creek project. The Company will continue to monitor its discretionary spending, the cost structure of its operating mines and the availability of additional credit and will modify or reduce its discretionary spending where necessary.

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

The Company continually monitors its hedging policy in light of forecasted production, operating and capital expenditures, exploration and development requirements and factors affecting volatility of gold prices such as actual and prospective interest rate and gold lease rate performance. The Company is not currently party to any derivative financial instruments relating to precious metals. Previously, the gold-related instruments used in these transactions included forward sales contracts and options. Forward sales contracts obligate the Company to sell gold at a specific price on a future date. Call options give the holder the right, but not the obligation to buy gold on a specific future date at a specific price. Any future use of call options will require the Company to recognize unrealized gains and losses on those options in current period earnings. These tools reduce the risk associated with gold price declines, but also could limit the Company's participation in increases of gold prices. The Company engages in forward currency-exchange contracts to reduce the impact on the Lupin mine's operating costs caused by fluctuations in the exchange rate of U.S. dollars to Canadian dollars.

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

Credit risk is the risk that a counterparty might fail to fulfill its performance obligations under the terms of a derivative contract. The Company's credit risk related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. The Company minimizes its credit risk by entering into transactions with large credit-worthy financial institutions, limiting the amount of its exposure to each counterparty, and monitoring the financial condition of its counterparties. In addition, the Company deals only in markets it considers highly liquid to allow for situations where positions may need to be reversed.

At December 31, 2002, the estimated fair value of the Company's hedge portfolio was $0.1 million. The Company's current counterparties do not require margin deposits. Sensitivity to various market factors underlying these contracts are shown in note 16 to the consolidated financial statements.

In 2002, the Company delivered approximately 21% of gold production against forward sales and call options at an average commitment price of $292 per ounce. This compares with 19% of gold production at $317 per ounce in 2001 and 37% of gold production at $313 per ounce in 2000. No silver production was delivered against forward sales or put options in 2002. This compares to 21% at $5.86 per ounce in 2001 and 35% at $5.71 per ounce in 2000.

The Company's foreign currency contracts as of December 31, 2002 are shown in note 16 to the consolidated financial statements. All positions held by the Company relating to precious metals were delivered into or expired in 2002. The Company did not enter into any new positions given the rise in spot gold prices and low forward premiums.

The Company's hedging commitments are described in note 16 to the Company's consolidated financial statements. See also "Qualitative and Quantitative Disclosures about Market Risk."

OTHER
The Company's operations are subject to laws and regulations concerning protection of the environment. These laws and regulations change periodically and are generally becoming more restrictive, which may have the effect of increasing its future costs. Certain of the Company's subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities. Early in 2001, regulators in Nevada called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The McCoy/Cove complex and the associated reclamation obligation was conveyed to a subsidiary of Newmont on February 7, 2003. The BLM request, relevant to operations at Round Mountain, seeks replacement security of approximately $16 million to bring the total to approximately $22 million, the Company's 50% share. The Company disagrees with the regulators' position and believes that the subsidiary qualifies under the criteria set out for corporate guarantees and will oppose the regulatory position. Although the outcome cannot be predicted, the Company and their counsel believe that the Company will prevail. See "Business and Properties - Other - Governmental and Environmental Regulation."

The Company's operations are subject to certain royalty obligations as described in note 17 to the Company's consolidated financial statements. Lease commitments are described in note 17 to the Company's consolidated financial statements. The Company's provision for future reclamation and closure costs at the former Sunnyside mine in Colorado is reviewed periodically and may be adjusted as additional information becomes available. Other commitments and contingencies are discussed in notes 16 and 17 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
PROPERTY EVALUATIONS
The Company periodically reviews mining schedules, production levels and asset lives in its life-of-mine planning for all of its operating and development properties. Significant changes in the life-of-mine plans may occur as a result of mining experience, new ore discoveries, changes in mining methods and rates, process changes, investments in new equipment and technology, precious metals price assumptions, and other factors. Based on this analysis, the Company reviews its accounting estimates and adjusts depreciation, amortization, deferred mining and reclamation rates for each mine where necessary. In the event of an impairment, the Company may be required to write-down the carrying value of a mine or mines. In 2002, due to rising operating costs resulting from unexpected development challenges and changes in future expectations of the strength of the Canadian dollar relative to the United States dollar, a $7.0 million provision was made for impaired assets at Lupin. In 2001, due to an unexpected reduction in reserves, a $4.4 million provision was made for impaired assets at Kettle River.

RECLAMATION AND MINE CLOSURE COSTS
Future reclamation costs are determined using management's best estimates of the scope of work to be performed and the related costs to meet current regulatory requirements. The estimated future reclamation and mine closure cost is $61.6 million; see note 8 to the consolidated financial statements. These estimates may change based on future changes in operations, costs, reclamation activities and regulatory requirements. Increases in the estimated reclamation obligations or decreases in the estimated recoverable ounces of gold could result in an increase in reclamation expense or potentially require material write-downs of mining properties.

       ITEM 7A-QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis-Commitments and Contingencies" for a discussion of market risks related to the Company's hedging activities.

The following table provides information as of December 31, 2002 about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in commodity prices, interest rates and exchange rates.


(Amounts in millions of U.S.                              Expected Year of Maturity
                                      -------------------------------------------------------------------  Fair Value
dollars,  except  amounts  per ounce                                                              There-  of Financial
or unless otherwise noted)                 2003       2004       2005        2006       2007       After  Instruments
                                      ---------- ---------- ----------- ---------- ----------- ---------- -------------
Assets:
   Short-term investments                    --         --         --          --         --          --    $    24.3
Derivative financial instruments:
   Foreign currency contracts                                                                               $     0.1
     Canadian dollars (000's)            45,100         --         --          --         --          --
     Exchange rate (C$ to US$1.00)         1.61         --         --          --         --          --

               ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

Management's Responsibility For Financial Reporting..........................45
Report Of Independent Chartered Accountants..................................46
Consolidated Balance Sheets..................................................47
Consolidated Statements Of Operations........................................48
Consolidated Statements Of Deficit...........................................48
Consolidated Statements Of Cash Flow.........................................49
Notes to Consolidated Financial Statements...................................50

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



                                          /s/
                                          --------------------------------------
                                          Robert M. Buchan
                                          Chief Executive Officer



                                          /s/
                                          --------------------------------------
                                          Brian W. Penny
                                          Vice President and Director

February 7, 2003

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

The Board of Directors
Echo Bay Mines Ltd.

We have audited the consolidated balance sheets of Echo Bay Mines Ltd. as at December 31, 2002 and 2001 and the consolidated statements of operations, deficit and cash flow for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles.



Edmonton, Canada                                /s/ Ernst & Young LLP
February 7, 2003, except for note 18(c),        Chartered Accountants
as to which the date is March 26, 2003


                                               ECHO BAY MINES LTD.

                                           CONSOLIDATED BALANCE SHEETS

                                                   December 31

 (thousands of U.S. dollars)                                                     2002                   2001
 --------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                             $    22,967            $    12,351
    Short-term investments                                                      7,183                  1,910
    Interest and accounts receivable                                            4,177                  3,645
    Inventories (note 2)                                                       20,834                 29,506
    Prepaid expenses and other assets                                           1,954                  3,725
 --------------------------------------------------------------------------------------------------------------
                                                                               57,115                 51,137

 Plant and equipment (note 3)                                                 100,576                120,969
 Mining properties (note 3)                                                    29,017                 32,903
 Long-term investments and other assets (note 4)                               36,982                 55,795
 --------------------------------------------------------------------------------------------------------------
                                                                          $   223,690            $   260,804
 ==============================================================================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued liabilities                              $    24,813            $    24,284
    Income and mining taxes payable                                             3,793                  3,570
    Debt and other financings (note 5)                                             --                 17,000
    Reclamation and mine closure liabilities (note 8)                           4,560                  3,841
    Deferred income (note 6)                                                       --                    876
 --------------------------------------------------------------------------------------------------------------
                                                                               33,166                 49,571

 Debt and other financings (note 5)                                                --                  6,714
 Deferred income (note 6)                                                       6,393                 47,042
 Reclamation and mine closure liabilities (note 8)                             46,512                 49,726
 Deferred income taxes                                                            945                    925

 Commitments and contingencies (notes 8, 16 and 17)

 Shareholders' equity:
    Capital stock (note 12), no par value, unlimited number
 authorized; issued and outstanding - 541,272,675 shares                    1,042,571                713,343
    Capital securities (note 7)                                                    --                157,453
    Deficit                                                                  (879,238)              (734,665)
    Foreign currency translation                                              (26,659)               (29,305)
 --------------------------------------------------------------------------------------------------------------
                                                                              136,674                106,826
 --------------------------------------------------------------------------------------------------------------
                                                                          $   223,690            $   260,804
 ==============================================================================================================

See accompanying notes.


                                               ECHO BAY MINES LTD.

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended December 31

 (thousands of U.S. dollars,
 except for per share data)                                                   2002             2001            2000
 --------------------------------------------------------------------------------------------------------------------
 Revenue                                                             $     206,529    $     237,684   $     280,976
 --------------------------------------------------------------------------------------------------------------------
 Expenses:
    Operating costs                                                        128,136          175,341         173,435
    Royalties (note 17)                                                      7,799            7,597           8,034
    Production taxes                                                         1,222              177           2,460
    Depreciation and amortization                                           35,271           42,101          50,664
    Reclamation and mine closure                                             5,066            6,098          10,572
    General and administrative                                               9,141            5,623           5,650
    Exploration and development                                              8,554            3,466          10,336
    Interest and other (note 9)                                             13,420            6,106           3,012
    Loss on retirement of capital securities (note 12)                       5,461               --              --
 --------------------------------------------------------------------------------------------------------------------
                                                                           214,070          246,509         264,163
 --------------------------------------------------------------------------------------------------------------------
 Earnings (loss) before income taxes                                        (7,541)          (8,825)         16,813
 Income tax expense (recovery) (note 10)                                       149           (3,147)         (1,748)
 --------------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                                 $      (7,690)   $      (5,678)  $      18,561
 ====================================================================================================================

 Net earnings (loss) attributable to common shareholders (note 7)    $    (144,573)   $     (22,985)  $       3,164
 ====================================================================================================================

 Earnings (loss) per share - basic and fully diluted                 $       (0.34)   $       (0.16)  $        0.02
 ====================================================================================================================
 Weighted average number of shares outstanding (thousands)
    - basic and diluted                                                    429,783          140,607         140,607
 ====================================================================================================================


                                       CONSOLIDATED STATEMENTS OF DEFICIT

                                             Year ended December 31


 (thousands of U.S. dollars)                                                  2002             2001            2000
 --------------------------------------------------------------------------------------------------------------------
 Balance, beginning of year                                          $    (734,665)   $    (711,680)  $    (714,844)
 Net earnings (loss)                                                        (7,690)          (5,678)         18,561

 Loss on retirement of capital securities, net of nil tax effect          (132,302)              --              --
 (note 7)
 Interest on capital securities, net of nil tax effect (note 7)             (4,581)         (17,307)        (15,397)
 --------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                $    (879,238)   $    (734,665)  $    (711,680)
 ====================================================================================================================

See accompanying notes.


                                                      ECHO BAY MINES LTD.

                                             CONSOLIDATED STATEMENTS OF CASH FLOW

                                                    Year ended December 31

(thousands of U.S. dollars)                                                           2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net earnings (loss)                                                            $    (7,690)    $    (5,678)    $    18,561
Add (deduct):
   Depreciation                                                                     27,572          31,093          32,457
   Amortization                                                                      7,699          11,008          18,207
   Amortization of mining costs                                                      2,328           6,118           4,202
   Loss on retirement of capital securities                                          5,461              --              --
   Deferred income included in revenue (note 6)                                    (30,733)        (18,609)        (24,473)
   Deferred income included in operating costs (note 6)                                 --          (2,846)         (3,149)
   Deferral of gains on restructuring of hedge commitments                              --              --           4,287
   Deferred income taxes                                                                --          (3,358)         (2,400)
   Net gain on sale of other assets (note 9)                                        (1,242)           (700)           (432)
   Unrealized losses on share investments                                               --             150              28
   Provision for impaired assets (note 9)                                            7,000           4,384              --
   Provision for deferred gains and losses on modified hedge contracts               3,098              --              --
(note 9)
   Allowance for bad debts (note 9)                                                  1,509              --              --
   Other                                                                               245             588          (1,084)
Change in cash invested in operating assets and liabilities:
   Interest and accounts receivable                                                 (2,035)           (648)            (85)
   Inventories                                                                       6,884           8,780          (2,869)
   Prepaid expenses and other assets                                                   (56)            166             (31)
   Accounts payable and accrued liabilities                                         (1,174)          3,304             496
   Income and mining taxes payable                                                     266          (2,174)          2,790
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    19,132          31,578          46,505
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Mining properties, plant and equipment                                             (12,581)        (22,817)        (11,589)
Long-term investments and other assets                                              (4,518)         (1,879)           (524)
Proceeds on sale of plant and equipment                                              1,872             943             332
Other                                                                                1,194            (243)            894
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   (14,033)        (23,996)        (10,887)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Debt repayments                                                                    (17,000)         (9,500)        (36,750)
Debt borrowings                                                                         --              --          12,000
Units offering, net of issuance costs (note 12 )                                    25,513              --              --
Warrants exercised                                                                       4              --              --
Costs of capital securities retirement                                              (3,000)             --              --
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     5,517          (9,500)        (24,750)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                10,616          (1,918)         10,868
Cash and cash equivalents, beginning of year                                        12,351          14,269           3,401
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                         $    22,967     $    12,351     $    14,269
=============================================================================================================================

See accompanying notes.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
GENERAL
Echo Bay Mines Ltd. ("Echo Bay" or the "Company") is engaged in the production of gold and silver and related activities including exploration, development, mining and processing. These activities are conducted principally in the United States and Canada. Gold accounted for 96% and silver 4% of 2002 revenue respectively. The Company has two operating mines: Round Mountain in Nevada, United States and Lupin in Nunavut Territory, Canada. The Company's Kettle River mine in Washington, United States was placed on care and maintenance in October 2002. The Company operated a fourth mine, McCoy/Cove in Nevada, United States, until March 31, 2002, at which date mining and processing activities were completed. The Company holds a 100% interest in its Kettle River and Lupin mines and a 50% interest in its Round Mountain, which it operates, with the remaining 50% interest held by affiliates of Barrick Gold Corporation. The Company's McCoy/Cove mine was conveyed to a subsidiary of Newmont Mining Corporation effective February 7, 2003 as described in note 18.

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

SHARE INVESTMENTS
Short-term investments, comprised of publicly traded common shares, are recorded at the lower of cost or quoted market prices, with unrealized losses included in income. Long-term common share investments are recorded at cost. A provision for loss is recorded in income if there is a decline in the market value of a long-term share investment that is other than temporary. If the Company's share investment represents more than 20% ownership interest and the Company can exercise significant influence over the investee, the equity method of accounting is used. The equity method reports the investment at cost adjusted for the Company's pro rata share of the investee's undistributed earnings or losses since acquisition.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

EARNINGS (LOSS) PER SHARE
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during the year. For per share calculations, the amount of capital securities interest and loss on conversion that is charged directly to the deficit decreases the earnings, or increases the loss, attributable to common shareholders. Fully diluted earnings (loss) per share are the same as basic earnings (loss) per share because the Company's outstanding options are not dilutive.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Precious metals and in-process inventories are valued at the lower of cost, using the "first-in, first-out" method, or net realizable value. Materials and supplies are valued at the lower of average cost or replacement cost.

PLANT AND EQUIPMENT
Plant and equipment are recorded at cost. Plant and equipment that have useful lives shorter than the mine life are depreciated using the straight-line method over each asset's estimated remaining economic life to a current maximum of 4 years.

MINING PROPERTIES - PRODUCING MINES' ACQUISITION AND DEVELOPMENT COSTS
Mining properties are recorded at cost of acquisition. Mine development costs include expenditures incurred to develop new ore bodies, to define further resources in existing ore bodies and to expand the capacity of operating mines. These expenditures are amortized against earnings on the unit-of-production method based on estimated recoverable ounces of gold. Estimated recoverable ounces of gold include proven and probable reserves and non-reserve material when sufficient objective evidence exists to support a conclusion that it is probable the non-reserve material will be produced.

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

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

INCOME TAXES
The Company uses the liability method of accounting for income taxes whereby deferred income taxes are based on applying statutory tax rates to the differences between the carrying amounts of assets and liabilities for accounting and tax purposes. A valuation adjustment is provided against deferred income tax assets unless they are considered more likely than not to be realized.

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

RESERVE RISKS
If the Company were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price than the $300 per ounce price used at December 31, 2002, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by the Company for its gold or silver bullion were to decline substantially below the price at which mineral reserves were calculated for a sustained period of time, the Company potentially could experience material write-downs of its investment in its mining properties. Under certain of such circumstances, the Company might discontinue the development of a project or mining at one or more of its properties or might temporarily suspend operations at a producing property and place that property in a "care and maintenance" mode. Reserves could also be materially and adversely affected by changes in operating and capital costs and short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types.

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

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

STOCK-BASED COMPENSATION PLANS
The Company has three stock-based compensation plans, which are described in note 12. No compensation expense is recognized for these plans when the stock or stock options are issued to employees. Any consideration paid by employees on the exercise of stock options is credited to share capital.

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

2.     INVENTORIES
                                                       2002              2001
--------------------------------------------------------------------------------
Precious metals bullion                        $      5,239      $     12,215
In-process                                            4,332             5,720
Materials and supplies                               11,263            11,571
--------------------------------------------------------------------------------
                                               $     20,834      $     29,506
================================================================================

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


3.     PROPERTY, PLANT AND EQUIPMENT
NET BOOK VALUE                                                                             2002             2001
-------------------------------------------------------------------------------------------------------------------
                                                  Plant and            Mining          Net Book         Net Book
Property and percentage owned                     Equipment        Properties             Value            Value
-------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                           $     48,868      $     14,149      $     63,017     $     76,001
McCoy/Cove (100%)                                     7,507                --             7,507           10,104
Lupin (100%)                                         13,914             1,925            15,839           22,193
Aquarius (100%)                                      29,994            12,943            42,937           43,680
Other                                                   293                --               293            1,894
-------------------------------------------------------------------------------------------------------------------
                                               $    100,576      $     29,017      $    129,593     $    153,872
===================================================================================================================

PLANT AND EQUIPMENT                                                      2002                               2001
-------------------------------------------------------------------------------------------------------------------
                                                                     Net Book                           Net Book
                                                       Cost             Value              Cost            Value
-------------------------------------------------------------------------------------------------------------------
Land improvements and utility systems          $     69,062      $      2,047      $     72,977     $      3,220
Buildings                                           157,597            20,496           153,779           25,466
Equipment                                           391,157            47,029           385,086           53,371
Construction in progress                             37,005            31,004            43,337           38,912
-------------------------------------------------------------------------------------------------------------------
                                               $    654,821      $    100,576      $    655,179     $    120,969
===================================================================================================================

MINING PROPERTIES                                                                          2002             2001
-------------------------------------------------------------------------------------------------------------------
Producing mines' acquisition and development costs                                 $    283,641     $    280,545
Less accumulated amortization                                                           267,567          260,365
-------------------------------------------------------------------------------------------------------------------
                                                                                         16,074           20,180
Development properties' acquisition and development costs                                12,943           12,723
-------------------------------------------------------------------------------------------------------------------
                                                                                   $     29,017     $     32,903
-------------------------------------------------------------------------------------------------------------------

During 2002, the Company wrote down the carrying values of the Lupin mine.
During 2001, the Company wrote down the carrying values of the Kettle River mine
(note 9).

4.     LONG-TERM INVESTMENTS AND OTHER ASSETS
                                                                              2002                2001
----------------------------------------------------------------------------------------------------------
Modification of hedging contracts                                     $     16,291        $     29,305
Deferred mining costs                                                       10,362              15,648
Reclamation and other deposits                                              10,144              10,485
Premiums paid on gold and silver option contracts                               --               1,871
Other                                                                          185                 357
----------------------------------------------------------------------------------------------------------
                                                                            36,982              57,666
Less current portion included in prepaid expenses and other assets              --               1,871
----------------------------------------------------------------------------------------------------------
                                                                      $     36,982        $     55,795
----------------------------------------------------------------------------------------------------------

MODIFICATION OF HEDGING CONTRACTS
Losses on the early termination or other restructuring of gold and silver hedging contracts are deferred until the formerly hedged items are recognized in earnings. The remaining deferred losses relate to gold to be produced at the Lupin mine and are expected to be recognized as follows: $5.2 million in 2003 and

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

$11.1 million in 2004. Refer to note 6 for a discussion of the deferral of gains on the modification of hedging contracts and note 9 for a discussion on the provision for deferred losses previously relating to 2005 to 2008.

DEFERRED MINING COSTS
Deferred mining costs include $10.4 million (2001 - $13.8 million) in respect of deferred stripping at the Round Mountain mine and $nil (2001 - $1.9 million) in respect of underground costs at the Lupin mine. The deferred mining ratio for the Round Mountain mine in 2002 was 95 tons per ounce recovered (2001 - 112 tons, 2000 - 127 tons). During 2002, the Company wrote off the remaining deferred mining costs for the Lupin mine (note 9).

PREMIUMS PAID ON GOLD AND SILVER HEDGING CONTRACTS
Premiums paid on gold and silver hedging contracts are deferred and recognized in earnings on their expiration dates. These deferred premiums were recognized in 2002. Refer to note 6 for a discussion of the deferral of premiums received on gold and silver option contracts sold.

5.     DEBT AND OTHER FINANCINGS
                                                    2002              2001
----------------------------------------------------------------------------
Revolving credit facility                   $         --      $     17,000
Capital securities (note 7)                           --             6,714
----------------------------------------------------------------------------
                                                      --            23,714
Less current portion                                  --            17,000
----------------------------------------------------------------------------
                                            $         --      $      6,714
============================================================================

CURRENCY LOANS
In May 2002, the Company repaid the remaining $17.0 million on its revolving credit facility.

OTHER INFORMATION
The Company had $19.2 million in outstanding surety bonds and letters of credit at December 31, 2002, primarily related to the bonding of future reclamation obligations. At December 31, 2002, annual fees on the letters of credit range from 0.5% to 1.25%.

Interest payments were $0.3 million in 2002, $1.8 million in 2001 and $4.3 million in 2000.


6.     DEFERRED INCOME
                                                                     2002              2001
----------------------------------------------------------------------------------------------
Modification of hedging contracts                            $      6,393      $     47,042
Premiums received on gold and silver hedging contracts                 --               876
----------------------------------------------------------------------------------------------
                                                                    6,393            47,918
Less current portion                                                   --               876
----------------------------------------------------------------------------------------------
                                                             $      6,393      $     47,042
==============================================================================================

MODIFICATION OF HEDGING CONTRACTS
Gains on the early termination or other restructuring of gold, silver and foreign currency hedging contracts are deferred until the formerly hedged items are recognized in earnings. The remaining deferred gains relate to gold to be produced at the Lupin mine are expected to be recognized as follows:

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

$2.5 million in 2003 and $3.9 million in 2004. Refer to note 4 for a discussion of the deferral of losses on the modification of hedging contracts and note 9 for a discussion on the provision for deferred gains previously relating to 2005 and 2006.

PREMIUMS RECEIVED ON GOLD AND SILVER OPTION CONTRACTS
Premiums received on gold and silver option contracts sold are deferred and recognized in earnings on the option expiration dates. These deferred premiums were recognized in 2002. Refer to note 4 for a discussion of the deferral of premiums paid on gold and silver hedging contracts.

7.     CAPITAL SECURITIES

In 1997, the Company issued $100.0 million of 11% capital securities due in April 2027. The effective interest rate on the capital securities was 11%, or 12% compounded semi-annually during a period of interest deferral.

On April 3, 2002 the Company issued 361,561,230 common shares in exchange for all of its capital securities (note 12). Prior to the exchange, the present value of the capital securities' principal amount was classified as debt (note
5) and the present value of the future interest payments plus deferred accrued interest was classified within a separate component of shareholders' equity. Interest on the debt portion of the capital securities was classified as interest expense on the consolidated statement of earnings and interest on the equity portion of the capital securities was charged directly to deficit on the consolidated balance sheet. The loss on conversion of the capital securities was charged proportionately between earnings and deficit (note 12). For purposes of per share calculations, the equity portions of interest and the loss on conversion decreases the earnings attributable to common shareholders. See note 13 for a discussion of differences in treatment of the capital securities under generally accepted accounting principles in the United States.

8.     RECLAMATION AND MINE CLOSURE LIABILITIES
                                                        2002             2001
--------------------------------------------------------------------------------
Round Mountain                                  $     16,862     $     13,674
McCoy/Cove                                            11,186           17,546
Lupin                                                 11,405            9,584
Kettle River                                           9,251            9,119
Sunnyside                                              2,368            3,644
--------------------------------------------------------------------------------
                                                      51,072           53,567
Less current portion                                   4,560            3,841
--------------------------------------------------------------------------------
                                                $     46,512     $     49,726
================================================================================

At December 31, 2002, the Company's estimate of future reclamation and mine closure costs is $61.6 million, which it believes will meet current regulatory requirements. The aggregate obligation accrued to December 31, 2002 was $51.1 million, including accruals of $5.1 million in 2002, $7.4 million in 2001, and $10.6 million in 2000. Effective February 7, 2003, McCoy/Cove and its associated reclamation obligation were conveyed to Newmont as described in note 18. Any unused accrual will be taken into income at that time. Remaining requirements including $14.5 million at Round Mountain and $3.1 million at Lupin, will be accrued on the unit-of-production method over the remaining life of each mine. In addition, the Company has posted bonds, cash deposits and letters of credit totaling $30.6 million and

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

corporate guarantees totaling $33.3 million as required by various regulatory agencies. Assumptions used to estimate reclamation and mine closure costs are based on the work that is required under currently applicable permits, laws and regulations. These estimates may change based on future changes in operations, cost of reclamation activities and regulatory requirements.

9.     INTEREST AND OTHER
                                                                              2002            2001           2000
-------------------------------------------------------------------------------------------------------------------
Interest income                                                       $       (441)    $      (760)    $     (964)
Interest expense                                                               719           2,560          5,194
Gain on sale of plant and equipment                                         (1,242)           (700)          (251)
Reclamation provision (recovery)                                             1,424           1,338         (2,048)
Provision for impaired assets                                                7,000           3,046             --
Provision for deferred gains and losses on modified hedge contracts          3,098              --             --
Allowance for bad debts (note 17)                                            1,509              --             --
Other                                                                        1,353             622          1,081
-------------------------------------------------------------------------------------------------------------------
                                                                      $     13,420     $     6,106     $    3,012
===================================================================================================================

PROVISION FOR IMPAIRED ASSETS
The recoverability of the Company's carrying values of its operating and development properties are assessed by comparing carrying values to estimated future net cash flows from each property when conditions are present indicating impairment may exist. In 2002, the Company recorded a $7.0 million provision for impaired assets relating to its Lupin mine including $4.0 million of plant and equipment and $3.0 million of deferred mining costs due to higher than anticipated costs resulting from unexpected development challenges and changes in future expectations of the strength of the Canadian dollar relative to the United States dollar. In 2001, the Company recorded a $3.1 million provision for impaired assets and a $1.3 million reclamation provision relating to its Kettle River mine due to an unexpected decrease in reserves.

PROVISION FOR DEFERRED GAINS AND LOSSES ON MODIFIED HEDGE CONTRACTS
Gains and losses on the early termination or other restructuring of gold hedging contracts are deferred until the formerly hedged items are recognized in earnings to the extent that future mine production is available to meet the original hedge commitments. Should circumstances change such that formerly hedged anticipated future production is no longer considered likely to occur, the related deferred gains and losses are recognized in earnings in the period in which this determination is made. As a result, deferred losses of $4.6 million, $1.9 million, $0.7 million and $0.9 million relating to 2005, 2006, 2007 and 2008 respectively and deferred gains of $3.7 million and $1.3 million relating to 2005 and 2006 respectively, have been recognized in 2002 with respect to the Lupin mine.

10.    INCOME TAX EXPENSE

GEOGRAPHIC COMPONENTS
The geographic components of earnings before income tax expense and income tax expense were as follows.


                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

                                                                         2002              2001             2000
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes:
   Canada                                                        $    (30,583)     $        952     $        637
   United States and other                                             23,042            (9,777)          16,176
-------------------------------------------------------------------------------------------------------------------
                                                                 $     (7,541)     $     (8,825)    $     16,813
===================================================================================================================
Current income tax expense:
   Canada                                                        $        149      $        166     $        201
   United States and other                                                 --                45              451
-------------------------------------------------------------------------------------------------------------------
                                                                          149               211              652
-------------------------------------------------------------------------------------------------------------------
Deferred income tax expense (recovery):
   Canada                                                                  --            (3,358)          (2,400)
   United States and other                                                 --                --               --
-------------------------------------------------------------------------------------------------------------------
                                                                           --            (3,358)          (2,400)
-------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                                    $        149      $     (3,147)    $     (1,748)
===================================================================================================================

EFFECTIVE TAX RATE
The effective tax rate on the Company's earnings differed from the combined
Canadian federal and provincial corporate income tax rates of 41.2% for 2002 and
43.1% for 2001 and 2000 for the following reasons.
                                                                         2002              2001             2000
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                              $     (7,541)     $     (8,825)    $     16,813
===================================================================================================================
Income tax effect of:
   Expected Canadian federal and provincial corporate
     income taxes                                                $     (8,679)     $     (3,805)    $      7,246
   Utilization of net operating loss                                       --                --           (5,760)
   Operating loss from which no tax benefit is derived                  8,650             3,964               --
   Canadian resource allowance and earned depletion                       304              (172)             113
   Foreign earnings subject to different income tax rates                  --               965           (1,326)
   Other items                                                           (126)           (4,099)          (2,021)
-------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                                    $        149      $     (3,147)    $     (1,748)
===================================================================================================================
Effective tax rate (current and deferred)                               (2.0%)            35.7%           (10.4%)
===================================================================================================================

LOSS CARRYFORWARDS
At December 31, 2002, the Company had U.S. net operating loss carryforwards of approximately $419 million to apply against future taxable income and $215 million to apply against future alternative minimum taxable income. These loss carryforwards do not include the provisions for impaired assets, which have not yet been recognized fully for income tax purposes. The net operating loss carryforwards expire at various times from 2003 to 2022. Additionally, the Company has Canadian non-capital loss carryforwards of approximately $89 million and net capital loss carryforwards of approximately $204 million. The non-capital loss carryforwards expire at various times from 2003 to 2009. The net capital loss carryforwards have no expiration date.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

DEFERRED TAX LIABILITIES AND ASSETS
Significant components of the Company's deferred tax liabilities and assets are as follows.

                                                                             2002                                 2001
--------------------------------------------------------------------------------- -------------------------------------
                                                                U.S. U.S.
millions of U.S. dollars                          Canada  and other        Total       Canada  and other        Total
--------------------------------------------------------------------------------- -------------------------------------
Deferred tax liabilities:
   Tax over book depreciation and depletion     $     --    $    --     $     --     $    3.3    $    --     $    3.3
   Other tax liabilities                             0.9         --          0.9          2.7         --          2.7
--------------------------------------------------------------------------------- -------------------------------------
Total deferred tax liabilities                       0.9         --          0.9          6.0         --          6.0
--------------------------------------------------------------------------------- -------------------------------------
Deferred tax assets:
   Net operating loss and other carryforwards      120.7       148.7       269.4        120.3       147.9       268.2
   Book over tax depreciation and depletion         36.0        23.7        59.7         33.0        21.3        54.3
   Accrued liabilities                               5.7         8.3        14.0          5.1        17.6        22.7
   Other tax assets                                  3.1         4.7         7.8          1.8         4.7         6.5
--------------------------------------------------------------------------------- -------------------------------------
Total deferred tax assets before allowance         165.5       185.4       350.9        160.2       191.5       351.7
Valuation allowance for deferred tax assets       (165.5)     (185.4)     (350.9)      (155.1)     (191.5)     (346.6)
--------------------------------------------------------------------------------- -------------------------------------
Total deferred tax assets                             --         --           --          5.1         --          5.1
--------------------------------------------------------------------------------- -------------------------------------
Net deferred tax liabilities                    $    0.9    $    --     $    0.9     $    0.9    $    --     $    0.9
================================================================================= =====================================

The net increase in the valuation allowance for deferred tax assets was $4.3 million for 2002 and $6.1 million for 2001.

INCOME TAX PAYMENTS
Income tax payments were $0.1 million in 2002, $0.7 million in 2001 and $0.2 million in 2000.

11.    PREFERRED SHARES
The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series is to consist of such number of shares and to have such designation, rights, privileges, restrictions and conditions as may be determined by the directors. No preferred shares are currently issued.

12.    CAPITAL STOCK

                                                                               Units                     Amount
-----------------------------------------------------------------------------------------------------------------------
COMMON SHARES
Balance, December 31, 2001 and 2000                                      140,607,145             $      713,343
Issued  in  exchange  for  capital   securities  and  accrued            361,561,230                    303,711
interest
Units offering, net of issuance costs                                     39,100,000                     23,236
Issued upon exercise of warrants                                               4,300                          4
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                               541,272,675             $    1,040,294
=======================================================================================================================
WARRANTS
Balance, December 31, 2001                                                        --             $           --
Units offering, net of issuance costs                                     39,100,000                      2,277
Warrants exercised                                                            (4,300)                        --
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                                39,095,700             $        2,277
=======================================================================================================================

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

UNITS OFFERING
In May 2002, the Company sold a total of 39,100,000 units at a price of $0.70 per unit for aggregate gross proceeds of approximately $27.4 million. Each unit consisted of one common share and one share purchase warrant. The common shares and the warrants comprising the units separated upon closing and trade separately on the Toronto Stock Exchange and the American Stock Exchange. As a consequence of the business combination described in note 18, each warrant, previously entitling the holder to purchase one common share of the Company, now entitles the holder to purchase 0.1733 of a post-consolidated Kinross common share at a price of $0.90, at any time prior to November 14, 2003.

DELISTING OF COMMON SHARES
In connection with the business combination described in note 18, the common shares of the Company were delisted from the Toronto Stock Exchange on February 5, 2003 and from the American Stock Exchange on January 31, 2003. Consequently, all of the common shares of the Company are owned by Kinross. The warrants continue to trade on both these exchanges until November 14, 2003.

DIVIDENDS
The Company has not paid dividends since 1996.

RESTRICTED SHARE GRANT PLAN
Effective February 1997, the Company adopted a restricted share grant plan to provide incentive to officers of the Company. As at December 31, 2002, the Company has reserved an aggregate of 750,000 common shares for issuance under the plan, but no grants are outstanding. In connection with the business combination described in note 18, no shares will be granted under this plan.

EMPLOYEE SHARE INCENTIVE PLAN AND DIRECTOR EQUITY PLAN
These plans provide for the granting of options to purchase common shares to officers and employees

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

EFFECT OF BUSINESS COMBINATION ON SHARE OPTIONS
In connection with the business combination described in note 18, no more grants are to be made under the Employee Share Incentive Plan. All outstanding options vested effective January 31, 2003, with each being converted into 0.1733 of a Kinross share option. These Kinross share options are excercisable at prices disclosed below multiplied by 5.7703 giving effect to the conversion ratio, described in note 18, into common shares of Kinross. All options outstanding under the Employee Share Incentive Plan expire on January 31, 2004 while options outstanding under the Director Equity Plan remain outstanding in accordance with the original terms of the plan. As at January 31, 2003, there were 584,854 Kinross share options outstanding and exercisable at a weighted average price of $51.60 under the Employee Share Incentive Plan and 39,409 Kinross share options outstanding and exercisable at a weighted average price of $66.00 under the Director Equity Plan. Kinross share option prices are denominated in Canadian dollars.

Changes in the number of options outstanding during the three years ended December 31, 2002 were as follows.

                                                EMPLOYEE SHARE INCENTIVE PLAN                 DIRECTOR EQUITY PLAN
                                                                     Weighted                             Weighted
                                                   Number of          Average        Number of             Average
                                                      Shares   Exercise Price           Shares      Exercise Price
--------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1999             5,493,686        C$    8.82         240,450         C$   11.14
2000:   Options granted                                   --                --              --                 --
        Options expired                             (100,458)            12.88              --                 --
        Options forfeited                         (1,021,417)             8.92           (13,000)            5.85
--------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 2000             4,371,811        C$    8.71         227,450         C$   11.44
2001:   Options granted                                   --                --              --                 --
        Options expired                              (64,655)             8.88              --                 --
        Options forfeited                           (666,589)             8.66         --                      --
--------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 2001             3,640,567        C$    8.72         227,450         C$   11.44
2002:   Options granted                                   --                --              --                 --
        Options expired                              (37,100)             5.75              --                 --
        Options forfeited                           (133,295)             5.10              --                 --
--------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 2002             3,470,172        C$    8.89         227,450         C$   11.44
====================================================================================================================

The number and weighted average price of shares exercisable under the Employee Share Incentive Plan are 3,270,047 at C$9.27 at December 31, 2002; 3,076,154 at C$9.80 at December 31, 2001; and 3,389,484 at C$10.41 at December 31, 2000. The
number and weighted average price of shares exercisable under the Director Equity Plan are 227,450 at C$11.44 at December 31, 2002; 217,700 at C$11.78 at
December 31, 2001; and 196,575 at C$12.40 at December 31, 2000.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Options outstanding at December 31, 2002 had the following characteristics.

                                                     Weighted         Weighted                          Weighted
       Number of                             Average Exercise          Average     Number of    Average Exercise
          Shares                 Exercise     Price of Shares      Years Until        Shares     Price of Shares
     Outstanding              Price Range         Outstanding       Expiration   Exercisable         Exercisable
-------------------- ---------------------- ------------------ --------------- --------------- --------------------
 EMPLOYEE SHARE INCENTIVE PLAN
       1,331,444       C$2.55  -   C$3.59          C$   2.94                6      1,131,319          C$    3.01
       1,391,815         6.75  -    13.75              10.49                4      1,391,815               10.49
         746,913        15.75  -    19.63              16.51                2        746,913               16.51
 DIRECTOR EQUITY PLAN

         143,000       C$3.70  -  C$12.50          C$   8.67                4        143,000          C$    8.67
          84,450        14.63  -    18.25              16.13                2         84,450               16.13
-------------------- ---------------------- ------------------ --------------- --------------- --------------------

13. DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

U.S. GAAP FINANCIAL STATEMENTS
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States, as described below.

In accordance with Canadian GAAP, the present value of the principal amount of the capital securities issued in 1997 was classified as debt within gold and other financings, while the present value of the future interest payments was classified as a separate component of shareholders' equity (note 7). The deferred accrued interest was classified within this equity component as the Company had the option to satisfy the deferred interest by delivering common shares. The related issuance costs were allocated proportionately to deferred financing charges and retained earnings based on the debt and equity classifications. Interest on the capital securities had been allocated proportionately to interest expense and deficit based on the debt and equity classifications. Under U.S. GAAP, the face value of the securities would be classified entirely as debt within gold and other financings; the related issuance costs would be classified as deferred financing charges within long-term investments and other assets and would be amortized to interest expense over the life of the securities; and the interest on the capital securities would be classified entirely as interest expense. The loss on the retirement of the capital securities was recorded proportionately between interest expense and deficit under Canadian GAAP while the entire loss has been presented as a current period extraordinary item for U.S. GAAP.

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

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


have been marked to market, with unrealized gains or losses excluded from earnings and reported as accumulated other comprehensive income in shareholders' equity, net of tax.

In accordance with U.S. GAAP, gold call options sold would not qualify for hedge accounting and therefore would be marked to market at each period end. As a result, the Company recorded a loss of $0.8 million in 2001 and a gain of $3.0 million in 2000 under U.S. GAAP.

In accordance with Canadian GAAP, capitalized mine development costs include expenditures incurred to develop new ore bodies, to define further resources in existing ore bodies and to expand the capacity of operating mines. The Company capitalized development costs of $2.2 million in 2001 and $1.2 million in 2000 for the extension to the K-2 deposit at the Kettle River mine. Under U.S. GAAP, development costs are capitalized only when converting mineralized material to reserves or for further delineation of existing reserves. The development expenditures resulted in additions to mineralized material but did not add to mineral reserves. Therefore under U.S. GAAP, the expenditures would be classified as exploration expense.

The effects on the consolidated statement of earnings of the above differences would have been as follows.

                                                                        2002               2001                2000
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under Canadian GAAP                         $     (7,690)      $     (5,678)       $     18,561
Additional interest expense on capital securities                     (4,739)           (17,307)            (15,397)
Loss on conversion of capital securities                               5,461                 --                  --
Modification of derivative contracts realized in net                     814                 --                  --
earnings
Change in market value of foreign exchange contracts                     384                426                 948
Amortization of deferred financing costs on capital                       --               (634)               (633)
securities
Change in market value of option contracts                                --             (1,291)              2,964
Amortization of deferred foreign exchange gains                           --             (2,846)             (3,149)
Transition adjustment on adoption of FAS 133                              --             (3,090)                 --
Unrealized loss on short-term investments                                 --                150                  28
Kettle River exploration expense                                          --             (2,234)             (1,229)
Kettle River amortization expense                                         --              2,103                 163
Provision for impaired Kettle River assets                                --              1,305                  --
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP before
   extraordinary loss                                           $     (5,770)      $    (29,096)       $      2,256
Loss on retirement of capital securities, net of nil tax            (137,763)                --                  --
effect
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                             $   (143,533)      $    (29,096)       $      2,256
=======================================================================================================================
Earnings (loss) per share under U.S. GAAP
- basic and diluted
   - before extraordinary loss                                  $      (0.01)      $      (0.21)       $       0.02
   - extraordinary loss                                                (0.32)             (0.21)               0.02
-----------------------------------------------------------------------------------------------------------------------
   - after extraordinary loss                                   $      (0.33)      $      (0.21)       $       0.02
=======================================================================================================================
Weighted average number  of shares outstanding (thousands)
   - basic                                                           429,783            140,607             140,607
   -diluted                                                          429,783            140,607             140,607
-----------------------------------------------------------------------------------------------------------------------

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The effects of the GAAP differences on the consolidated balance sheet would have been as follows.

                                        Canadian     Short-term    Derivative                        U.S.
December 31, 2002                           GAAP    Investments    Contracts       Other             GAAP
------------------------------------------------------------------------------------------------------------
Short-term investments                $    7,183     $   17,490    $       --    $       --    $   24,673
Long-term investments and other           36,982             --       (15,766)           --        21,216
assets
Deferred income                            6,393             --        (6,393)           --            --
Common shares                          1,042,571             --            --        36,428     1,078,999
Deficit                                 (879,238)           178        (2,224)      (36,428)     (917,712)
Foreign currency translation             (26,659)            --            --        26,659            --
Accumulated other comprehensive loss          --         17,312        (7,149)      (26,659)      (16,496)
Shareholders' equity (deficit)           136,674         17,490        (9,373)           --       144,791
------------------------------------------------------------------------------------------------------------

                                        Canadian      Capital      Derivative                        U.S.
December 31, 2001                           GAAP     Securities    Contracts       Other             GAAP
------------------------------------------------------------------------------------------------------------
Short-term investments                $    1,910     $       --    $       --    $    2,636    $    4,546
Long-term investments and other           55,795            158       (29,305)          141        26,789
assets
Accounts    payable    and   accrued      24,284             --           691            --        24,975
liabilities
Debt and other financings                 23,714         93,286            --            --       117,000
Deferred income                           47,918             --       (47,918)           --            --
Accrued    interest    on    capital          --         64,167            --            --        64,167
securities
Common shares                            713,343             --            --        36,428       749,771
Capital securities                       157,453       (157,453)           --            --            --
Deficit                                 (734,665)           158        (3,563)      (36,109)     (774,179)
Foreign currency translation             (29,305)            --            --        29,305            --
Accumulated other comprehensive loss          --             --        21,485       (26,847)       (5,362)
Shareholders' equity (deficit)           106,826       (157,295)       17,922         2,777       (29,770)
------------------------------------------------------------------------------------------------------------

The continuity of shareholders' equity (deficit) from December 31, 2001 to December 31, 2002 under U.S. GAAP would have been as follows.

------------------------------------------------------------------------------
Balance, beginning of year                                    $    (29,770)
Net loss                                                          (143,533)
Common shares issued in exchange for capital securities            303,711
Units offering, net of issuance costs                               25,513
Common shares issued upon exercise of warrants                           4
Other comprehensive loss                                           (11,134)
------------------------------------------------------------------------------
Balance, end of year                                          $    144,791
------------------------------------------------------------------------------

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


The following statement of comprehensive income (loss) would be disclosed in accordance with U.S. GAAP.

                                                                           2002             2001            2000
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                               $    (143,533)   $     (29,096)  $       2,256
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), after a nil income tax effect:
   Unrealized gain on share investments arising during period            14,854            1,726             732
   Foreign currency translation adjustments                               2,646           (4,351)         (2,940)
   Transition adjustment on adoption of FAS 133                              --           39,234              --
   Modification of derivative contracts realized in net income          (28,634)         (17,749)             --
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                       (11,134)          18,860          (2,208)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                       $    (154,667)   $     (10,236)  $          48
===================================================================================================================

Additionally, under U.S. GAAP, the equity section of the balance sheet would present a subtotal for accumulated other comprehensive loss, as follows.
                                                              2002              2001
--------------------------------------------------------------------------------------
Unrealized gain on share investments                  $     17,312      $      2,458
Modification of derivative contracts                        (7,149)           21,485
Foreign currency translation                               (26,659)          (29,305)
--------------------------------------------------------------------------------------
Accumulated other comprehensive loss                  $    (16,496)     $     (5,362)
======================================================================================

STOCK-BASED COMPENSATION
Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for
Stock-Based Compensation," gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. The
Company has determined that it will elect to continue to follow APB No. 25 and related Interpretations in accounting for its employee and director stock options in financial information prepared in conformity with U.S. GAAP.

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
                                                                    2002               2001               2000
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP                         $   (143,533)      $    (29,096)      $      2,256
Pro forma stock compensation expense,
   after a nil income tax effect                                    (323)              (405)              (929)
-----------------------------------------------------------------------------------------------------------------
Pro forma net earnings (loss) under U.S. GAAP               $   (143,856)      $    (29,501)      $      1,327
-----------------------------------------------------------------------------------------------------------------
Pro forma earnings (loss) per share under U.S. GAAP         $      (0.33)      $      (0.21)      $       0.01
=================================================================================================================

The Company has utilized the Black-Scholes option valuation model to estimate the fair value of options granted, assuming a weighted average option life of six years, a risk-free interest rate of 6.25%, a zero dividend yield and a volatility factor of 60% for 1999 grants. The weighted average fair value of options granted was estimated at $1.08 per share in 1999. There were no grants in 2002, 2001 or 2000.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes the cost by increasing the carrying amount of the related long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Company will adopt SFAS 143 in 2003. The Company has not yet determined the impact of this Statement on its financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002 and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company is reviewing the provisions of the Statement, but has not yet determined the impact of this Statement on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 - Consolidated Financial Statements to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. The Company does not conduct any transactions through variable interest entities and does not

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

expect FIN 46 to have an impact on its financial statements.

In 2002, the CICA Handbook Sections 3063 - Impairment of Long Lived Assets and 3475 - Disposal of Long Lived Assets and Discontinued Operations were harmonized with SFAS 144. The standards will require an impairment loss to be recognized when the carrying amount of an asset held for use exceeds the sum of estimated undiscounted future net cash flows. The impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset. An asset held for sale is to be measured at the lower of carrying cost or fair value less cost to sell. In addition, this guidance broadens the concept of a discontinued operation and eliminates the ability to accrue operating losses expected between the measurement date and the disposal date. Section 3063 is effective for fiscal years beginning on or after April 1, 2003, and Section 3475 applies to disposal activities initiated by an enterprise's commitment to a plan on or after May 1, 2003. The sections will be applied prospectively with early adoption encouraged.

In 2002, the Accounting Standards Board of the CICA issued Accounting Guidelines No. 13 that increases the documentation, designation and effectiveness criteria to achieve hedge accounting. The guideline requires the discontinuance of hedge accounting for hedging relationships established that do not meet the conditions at the date it is first applied. It does not change the method of accounting for derivatives in hedging relationships. The new guideline is applicable for fiscal years commencing July 1, 2003. The Company is evaluating the impact this standard might have on its results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45), which is effective for financial periods ending after December 15, 2002. FIN 45 defines guarantees to include indemnifications granted pursuant to contractual arrangements as well as contingent consideration.

In 2003, the Accounting Standards Board of the CICA issued Accounting Guideline No. 14 - Disclosure of Guarantee. The guideline requires the disclosure of guarantees including indemnification pursuant to contractual arrangement. This guideline is consistent with FIN 45 described above.

OTHER
The estimated fair values of cash and cash equivalents, short-term investments and currency loans approximate their book values. The fair values were determined from quoted market prices or estimated using discounted cash flow analysis. See note 16 for further disclosure regarding estimated fair values of financial instruments.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

14.    JOINT VENTURES
Summarized below is the Company's 50% interest in the Round Mountain mine, accounted for by the proportionate consolidation method.

                                                                 2002                2001                 2000
------------------------------------------------------------------------------------------------------------------
Revenues                                                 $    114,297        $    105,450         $     90,633
Expenses:
   Operating costs                                             68,323              72,049               60,231
   Royalties                                                    7,618               6,881                5,585
   Production taxes                                             1,653                 664                  470
   Depreciation and amortization                               21,579              20,570               18,978
   Reclamation and mine closure                                 3,400               3,361                2,880
   Exploration                                                  1,009                 663                  529
   Other                                                         (440)               (761)                (753)
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                             $     11,155        $      2,023         $      2,713
==================================================================================================================

                                                                 2002                2001                 2000
------------------------------------------------------------------------------------------------------------------
Current assets                                           $     40,371        $     40,224         $     33,425
Non-current assets                                             96,555              96,376              109,211
Current liabilities                                           (15,487)            (15,154)             (11,244)
Non-current liabilities                                       (19,399)            (15,311)             (18,023)
------------------------------------------------------------------------------------------------------------------
Equity                                                   $    102,100        $    106,135         $    113,369
==================================================================================================================

                                                                 2002                2001                 2000
------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in):
   Operating activities                                  $     15,578        $     15,146         $     10,849
   Investing activities                                        (8,584)            (15,046)              (4,664)
   Financing activities                                            --                  --                   --
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                          $      6,994        $        100         $      6,185
==================================================================================================================

15.    SEGMENT INFORMATION
The Company's management regularly evaluates the performance of the Company by reviewing operating results on a minesite by minesite basis. As such, the Company considers each producing minesite to be an operating segment. The
Company has two operating mines: Round Mountain in Nevada, United States and Lupin in Nunavut Territory, Canada. The Company ceased mining operations at its Kettle River in Washington, United States in October 2002 and at its McCoy/Cove mine in Nevada, United States at March 31, 2002. The Company recommenced operations at its Lupin mine in the Nunavut Territory, Canada in April 2000. All are 100% owned except for Round Mountain, which is 50% owned.

The Company's management generally monitors revenues on a consolidated basis.
Information regarding the Company's consolidated revenues is provided below.

                                                                 2002                2001                 2000
------------------------------------------------------------------------------------------------------------------
Total gold and silver revenues                           $    206,529        $    237,684         $    280,976
Average gold price realized per ounce                    $        361        $        305         $        319
Average silver price realized per ounce                  $       4.36        $       4.70         $       5.28
------------------------------------------------------------------------------------------------------------------

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

In making operating decisions and allocating resources, the Company's management specifically focuses on the production levels and operating costs incurred by each operating segment, as summarized in the following tables.


Gold Production (ounces)                                               2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                                377,747          373,475           320,064
Lupin                                                               113,835          139,327           117,729
Kettle River                                                         30,626           50,349            94,086
McCoy/Cove                                                           16,501           94,633           162,784
------------------------------------------------------------------------------------------------------------------
Total gold                                                          538,709          657,784           694,663
------------------------------------------------------------------------------------------------------------------

Silver Production (ounces)                                             2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Total silver-all from McCoy/Cove                                  1,470,094        6,451,425        12,328,297
==================================================================================================================

Operating costs                                                        2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                           $     68,323     $     72,049      $     60,501
Lupin                                                                37,194           34,722            22,883
Kettle River                                                          9,166           15,555            20,131
McCoy/Cove                                                           13,453           53,015            69,920
------------------------------------------------------------------------------------------------------------------
Total operating costs per financial statements                 $    128,136     $    175,341      $    173,435
==================================================================================================================

Royalties                                                              2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                           $      7,618     $      6,880      $      5,585
Kettle River                                                            140              504             1,221
McCoy/Cove                                                               41              213             1,228
------------------------------------------------------------------------------------------------------------------
Total royalties per financial statements                       $      7,799     $      7,597      $      8,034
==================================================================================================================

Depreciation and amortization                                          2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                           $     21,578     $     20,570     $      18,978
Lupin                                                                 5,112            5,226             4,874
Kettle River                                                          2,508            2,011             2,637
McCoy/Cove                                                            4,519           12,638            21,539
Depreciation of non-minesite assets                                   1,554            1,656             2,636
------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization per financial  statements  $     35,271     $     42,101     $      50,664
==================================================================================================================

Total assets                                                           2002             2001
-----------------------------------------------------------------------------------------------
Minesites:
     Round Mountain (50%)                                      $    101,633     $    110,864
     Lupin                                                           24,166           31,199
     Kettle River                                                     1,506            5,351
     McCoy/Cove                                                       7,832           21,256
Development properties:
     Aquarius                                                        43,312           44,048
Non-minesite assets                                                  45,241           48,086
-----------------------------------------------------------------------------------------------
Total assets                                                   $    223,690     $    260,804
===============================================================================================

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted


Capital expenditures                                            2002              2001             2000
----------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                     $     8,589       $    15,033      $     4,620
Lupin                                                          2,443             2,622            4,642
Kettle River                                                   1,584             4,150            1,402
McCoy/Cove                                                        12             1,002              670
----------------------------------------------------------------------------------------------------------

Deferred (applied) mining expenditures                          2002              2001             2000
----------------------------------------------------------------------------------------------------------
Round Mountain (50%)                                     $    (3,419)      $    (5,323)     $       411
Lupin                                                          1,091             1,452              449
McCoy/Cove                                                        --            (2,247)          (5,062)
----------------------------------------------------------------------------------------------------------

Financial information regarding geographic areas is set out below.

                                                                2002              2001             2000
----------------------------------------------------------------------------------------------------------
Revenue:
   Canada                                                $    41,420       $    53,160      $    44,370
   United States                                             165,109           184,524          236,606
----------------------------------------------------------------------------------------------------------
Total revenue                                            $   206,529       $   237,684      $   280,976
==========================================================================================================

                                                                2002              2001
----------------------------------------------------------------------------------------
Assets:
   Canada                                                $    88,679       $   108,824
   United States                                             134,686           150,089
   Other                                                         325             1,891
----------------------------------------------------------------------------------------
Total assets                                             $   223,690       $   260,804
========================================================================================

16.    HEDGING ACTIVITIES AND COMMITMENTS
The Company periodically reduces the risk of future gold price declines by hedging a portion of its production. The principal hedging tools used are gold forward sales contracts and options.

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

Credit risk is the risk that a counterparty might fail to fulfill its performance obligations under the terms of a derivative contract. The Company's credit risk related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. The Company minimizes its credit risk by entering into transactions with large credit-worthy financial institutions, limiting the amount of its exposure to each counterparty, and monitoring the financial condition of its counterparties. The counterparties for the Company's current hedge positions do not require margin deposits. In addition, the Company deals only in markets it considers highly liquid to allow for situations where positions may need to be reversed.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

GOLD COMMITMENTS
As at December 31, 2002, the Company has no outstanding commitments relating to precious metals.

CURRENCY POSITION
At December 31, 2002, the Company had an obligation under foreign currency exchange contracts to purchase C$45.1 million in 2003 at an exchange rate of C$1.61 to U.S.$1.00.

Shown below are the carrying amounts and estimated fair values of the Company's outstanding hedging instruments at December 31, 2002 and 2001.

                                                            December 31, 2002                    December 31, 2001
                                            -----------------------------------  ------------------------------------
                                                    Carrying         Estimated           Carrying         Estimated
                                                      Amount  Fair Value                   Amount  Fair Value
-------------------------------------------------------------------------------  ------------------------------------
   Gold forward sales                           $         --      $         --       $         --      $      2,000
   Gold options - calls sold                              --                --               (630)             (700)
   Foreign currency contracts                             --               100                 --               100
-------------------------------------------------------------------------------  ------------------------------------
                                                                  $        100                         $      1,400
===============================================================================  ====================================

Fair values are estimated for the contract settlement dates based on market quotations of various input variables. These variables are used in valuation models that estimate the fair market value.

The fair value of the Company's hedged position can be affected by market conditions beyond the Company's control. The effect of a U.S.$ 0.01 change in the exchange rate for Canadian would be approximately $0.5 million.

Hedging gains and losses represent the difference between spot or market prices and realized amounts. The hedging gains (losses) recognized in earnings are as follows.

                                                                 2002                2001                 2000
------------------------------------------------------------------------------------------------------------------
Revenue:
   Gold loans and swaps                                    $       --          $      703           $    1,289
   Gold forward sales                                           7,119              22,245               25,754
   Silver forward sales                                            --               3,426                3,333
   Gold and silver options                                       (995)               (402)                (506)
Operating costs:
   Foreign currency contracts                                    (824)             (2,113)              (1,179)
------------------------------------------------------------------------------------------------------------------
                                                           $    5,300          $   23,859           $   28,691
==================================================================================================================

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

17.    OTHER COMMITMENTS AND CONTINGENCIES ROYALTIES
Round Mountain mine production is subject to a net smelter return royalty ranging from 3.53% at gold prices of $320 per ounce or less to 6.35% at gold prices of $440 per ounce or more. Its production is also subject to a gross revenue royalty of 3.0%, reduced to 1.5% after $75.0 million has been paid. For the period from the date that the royalty commenced through December 31, 2002, cumulative royalties of $33.1 million have been paid.

A portion of production from the K-2 area production at Kettle River is subject to a 5% gross proceeds royalty and a net smelter return royalty ranging from 2% at gold prices of $300 per ounce or less to 3% at gold prices of $400 per ounce or more.

OPERATING LEASE COMMITMENTS
The Company's principal lease commitments are for equipment and office premises. The Company incurred $1.4 million in rental expense in 2002, net of $1.8 million in rental income related to office subleases. The Company's commitments under the remaining terms of the leases are approximately $4.7 million, payable as follows: $1.6 million in 2003, $1.5 million in 2004, $1.0 million in 2005, $0.1 million in 2006, $0.1 million in 2007 and $0.4 million thereafter.

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

HANDY AND HARMAN
On March 29, 2000, Handy & Harman Refining Group, Inc., which operated a facility used by the Company for the refinement of dore bars, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has filed a claim for gold and silver accounts at this refining facility with an estimated market value of approximately $2.2 million at the time the shipments were made. The

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Company has fully provided for this amount as unrecoverable including a charge of $1.5 million in 2002. Further, in March 2002, the liquidating trustee for Handy & Harman commenced a series of adversary proceedings against numerous creditors, including two Company subsidiaries, alleging that certain creditors received preferential payments in metal or otherwise. The preferential payment claims against the Company's subsidiaries approximate $9.0 million. The ultimate amount recoverable or payable will depend on the success or failure of the liquidating trustee in prosecuting these claims. The ultimate percentage payout by the liquidating trustee will also be affected by the success or failure of the trustee in prosecuting preferential payment claims against all creditors. The trustee currently projects the ultimate distribution of funds to be 50% to 60% of amounts owed to creditors. Based on this range, the maximum liability to the Company would be $3.4 million assuming a 50% payout to creditors and no success in defending any of the preferential payment claims while the maximum amount recoverable would be $1.3 million assuming a 60% payout to creditors and success in defending itself against all of the preferential payment claims. The Company intends to oppose the preferential payment claims vigorously. The outcome of these proceedings is uncertain at this time. As such, the Company has not made any provision with respect to the preferential payment claims.

OTHER
In November 2001, two former employees of the Corporation brought a claim against the Company pursuant to the CLASS PROCEEDINGS ACT (British Columbia) as a result of the temporary suspension of operations at the Company's Lupin mine in the spring of 1998 and the layoff of employees at that time. The Company does not know at this time the amount being claimed by the former employees nor whether the claim is appropriate for certification as a class action. On August 12, 2002, the Supreme Court of British Columbia decided it had such jurisdiction. The Company is appealing the decision. No determination has been made by this Court as to whether this action is suitable for certification as a class action and no decision has been rendered with respect to the merits of the action.

SECURITY FOR RECLAMATION
Certain of the Company's subsidiaries have provided corporate guarantees and other forms of security to regulatory authorities in connection with future reclamation activities. Early in 2001, regulators in Nevada called upon two of the Company's subsidiaries to provide other security to replace corporate guarantees that had been given in respect of the Round Mountain and McCoy/Cove operations. The McCoy/Cove complex and the associated reclamation obligation was conveyed to a subsidiary of Newmont on February 7, 2003 as described in note 18. The regulatory request, relevant to operations at Round Mountain, seeks replacement security of approximately $16 million to bring the total to approximately $22 million, the Company's 50% share. The Company disagrees with the regulators' position and believes that the subsidiary qualifies under the criteria set out for corporate guarantees and will oppose the regulatory position. Although the outcome cannot be predicted, the Company and their counsel believe that the Company will prevail.

18.    SUBSEQUENT EVENTS

(A)  BUSINESS COMBINATION
On June 10, 2002, the Company, Kinross Gold Corporation ("Kinross") and TVX Gold Inc. ("TVX") announced they had entered into an agreement providing for the proposed combination of the companies (the "Kinross Combination"). In a concurrent transaction, TVX agreed to acquire from Newmont Mining

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

Corporation ("Newmont") the interest in the TVX Newmont Americas joint venture that it did not already own. The combination of the companies was conditional upon the completion of this purchase. On January 31, 2003 the purchase from Newmont and the proposed combination were completed. As such, shareholders of Echo Bay (other than Kinross) received 0.1733 of a Kinross common share for each Echo Bay common share after giving effect to a one-for-three share consolidation of the outstanding common shares of Kinross immediately prior to the combination. As a result, the Company and its subsidiaries are now wholly-owned subsidiaries of Kinross. Common shares of the Company were delisted from the Toronto and American Stock Exchanges and outstanding warrants are exercisable for Kinross common stock as described in note 12.

(B)  DISPOSITION OF MCCOY/COVE
On June 9, 2002, Echo Bay Exploration Inc. and Echo Bay Minerals Company, two subsidiaries of the Company, entered into an asset purchase agreement with Newmont USA, a subsidiary of Newmont, providing for the conveyance of the McCoy/Cove complex in Nevada, U.S.A.. The agreement replaces a letter agreement dated February 13, 2002 related to the conveyance of the McCoy/Cove complex which called for a payment to the seller of $6 million and the assumption by Newmont of all reclamation and closure obligations. Under the February 13, 2002 letter agreement, Newmont had no obligation to complete the transaction. Newmont indicated it was willing to proceed with the conveyance of the McCoy/Cove complex only if the Kinross Combination was completed and the cash payment was eliminated. Accordingly, a new agreement was reached expressly containing these two conditions. The closing of the transaction was subject to, among other conditions, the completion of the Kinross Combination. The Kinross Combination was completed January 31, 2003 and the McCoy/Cove assets were conveyed to Newmont on February 7, 2003. In consideration, Newmont has agreed to assume all liabilities and obligations relating to the reclamation or remediation required for the McCoy/Cove complex.

(C)  NEW CREDIT FACILITY
On February 27, 2003, Round Mountain Gold Corporation, a wholly-owned subsidiary of the Company along with Kinross and two of its wholly-owned subsidiaries ("the Borrowers"), entered into a new syndicated credit facility. The new syndicated credit facility has a maturity date of December 31, 2005 and a total committed amount of $125.0 million. The primary purpose of the credit facility is to enable the Borrowers to issue letters of credit to various regulatory agencies to satisfy financial assurance requirements. Shares of Round Mountain Gold Corporation along with various other assets of Kinross are pledged as collateral for this facility.

                               ECHO BAY MINES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

     Tabular dollar amounts in thousands of U.S. dollars, except amounts per share and per ounce or unless otherwise noted

                         QUARTERLY FINANCIAL HIGHLIGHTS
                                   (Unaudited)
                (millions of U.S. dollars except per share data)

                                          Net Earnings    Earnings (Loss)
                              Revenue           (Loss)         per Share
----------------------------------------------------------------------------
2002
First quarter               $    55.2        $     5.5         $    0.01
Second quarter (1)               54.6             (1.5)             (0.27)
Third quarter                    52.0              3.7               0.01
Fourth quarter (2)               44.7            (15.4)             (0.09)
----------------------------------------------------------------------------
Total                       $   206.5        $    (7.7)        $    (0.34)
============================================================================

2001
First quarter               $    64.5        $     3.8         $       --
Second quarter                   63.7             (0.4)             (0.03)
Third quarter                    58.5             (0.2)             (0.03)
Fourth quarter (3)               51.0             (8.9)             (0.10)
----------------------------------------------------------------------------
Total                       $   237.7        $    (5.7)        $    (0.16)
============================================================================

(1) For the purposes of per share calculations, the equity portions of interest and the loss on the conversion of capital securities decreases the earnings attributable to common shareholders. See notes 7 and 12 to the consolidated financial statements.

(2) The net loss in the fourth quarter of 2002 includes a provision for Lupin impaired assets of $7.0 million ($0.02 per share).

(3) The net loss in the fourth quarter of 2001 includes a provision for Kettle River impaired assets of $4.4 million ($0.03 per share).


             ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


           ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT
The executive officers and directors of the Company are listed below. In connection with the Kinross Combination completed January 31, 2003, all of the executive officers and directors of the Company were replaced by officers and directors of Kinross, the Company's parent.


Name and municipality of     Age    Director   Position with the Company and business experience within the last
residence                           since      five years
---------------------------------------------------------------------------------------------------------------------
JOHN A. BROUGH (1)(2)        56     2003       President, Torwest Inc. (real estate development company)
Vero Beach, FL

ROBERT M. BUCHAN             55                Chief Executive Officer of the Company since January 31, 2003;
Toronto, ON                                    Chairman and Chief Executive Officer of Kinross since May 1993.

SCOTT A. CALDWELL (1)        46     2003       President of the Company since January 31, 2003; Executive Vice
Oakville, ON                                   President and Chief Operating  Officer of Kinross since April 2002;
                                               Senior Vice President of Surface Operations of Kinross from June
                                               1998 to April 2002; Vice President of Operations of Echo Bay from
                                               1996 to 1998.

JERRY W. DANNI               50                Vice President of the Company since January 31, 2003; Vice
Oakville, ON                                   President Environmental Affairs of Kinross since July 2000;  Vice
                                               President Environmental Affairs of Cyprus Climax Metals Company
                                               from 1994 to 1999.

CHRISTOPHER T. HILL (1)      42     2003       Treasurer of the Company since January 31, 2003; Vice President
Toronto, ON                                    Treasurer of Kinross since May 1998; Treasury Manager of Barrick
                                               Gold Corporation from 1994 to 1998.

JOHN M. H. HUXLEY (1)(2)     58     2003       Principal, Algonquin Power Corporation Inc. (power company)
Toronto, ON

JOHN A. KEYES (1)(2)         59     2003       Retired Mining Executive
The Woodlands, TX

BRIAN W. PENNY (1)           40     2003       Vice President of the Company since January 31, 2003; Vice President
Markham, ON                                    Finance and Chief Financial Officer of Kinross since May 1993.

SHELLEY M. RILEY             46                Corporate Secretary of the Company since January 31, 2003;
Toronto, ON                                    Corporate Secretary of Kinross since June 1993.

(1) Director of the Company since January 31, 2003.
(2) Member of the Audit Committee.

                         ITEM 11-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The table below shows the compensation of the Chief Executive Officer and the next four most highly compensated executive officers for each of the Company's last three completed fiscal years or, where an individual was not an executive officer for the last three completed fiscal years, for those years in which the individual was an executive officer.

----------------------------------- ----------- ----------------------------------- ---------------------------------
Name/Principal Position             Year                 Annual Compensation             All Other Compensation
                                                -----------------------------------             (U.S.$)
                                                      Salary           Bonus
                                                     (U.S.$)          (U.S.$)
----------------------------------- ----------- ---------------- ------------------ ---------------------------------
Robert L. Leclerc                   2002        350,000          459,654                         24,400 (1)
Chairman and                        2001        350,000          299,675                         24,000
Chief Executive Officer             2000        350,000          248,535                         23,000
----------------------------------- ----------- ---------------- ------------------ ---------------------------------
Jerry L. J. McCrank                 2002        185,000          306,436                         11,119 (2)
Vice President,                     2001        185,000          170,088                         11,100
Operations                          2000        165,000          144,979                          9,900
----------------------------------- ----------- ---------------- ------------------ ---------------------------------
Tom S. Q. Yip                       2002        185,000          306,436                         11,000 (2)
Vice President, Finance             2001        185,000          170,088                         10,200
and Chief Financial Officer         2000        165,000          144,979                          7,512
----------------------------------- ----------- ---------------- ------------------ ---------------------------------
Lois-Ann L. Brodrick                2002        175,000          306,436                         10,515 (2)
Vice President                      2001        175,000          170,088                         10,558
and Secretary                       2000        150,000          144,088                          9,000
----------------------------------- ----------- ---------------- ------------------ ---------------------------------
David A. Ottewell                   2002        125,000           37,694                          7,394 (2)
Controller                          2001        125,000           40,847                          7,500
                                    2000        105,000           34,233                          6,300
----------------------------------- ----------- ---------------- ------------------ ---------------------------------

(1) Represents the annual employer contributions to the Company's retirement savings and defined contribution plans ($21,000) and total fees paid for attendance at meetings of the Board of Directors ($3,400).

(2) Represents the annual employer contributions to the Company's retirement savings and defined contribution plans.

(3) There were no share option awards by the Company to any of its directors, officers or employees in 2000, 2001 and 2002.


     ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
As of March 26, 2003, based upon information available to the Company, the following shareholder was the beneficial owner of more than five percent of the common shares:

------------------ -------------------------------------- ---------------------------------------- -------------------
Title of Class     Name and Address of Beneficial Owner   Amount and Nature of Beneficial          Percent of Class
                                                          Ownership
------------------ -------------------------------------- ---------------------------------------- -------------------
Common             Kinross Gold Corporation               541,272,675                              100.0 percent
                   52nd Floor, Scotia Plaza,
                   40 King Street West
                   Toronto, Ontario M5H 3Y2
------------------ -------------------------------------- ---------------------------------------- -------------------

SECURITY OWNERSHIP OF MANAGEMENT
As of March 26, 2003, no equity securities of the Company were owned by any of the Company's executive officers or directors.

EQUITY COMPENSATION PLANS
As a result of the Kinross Combination that became effective January 31, 2003, all equity compensation plans of the Company were terminated. The Company does not currently have any plans to offer equity-based compensation to its directors, officers and employees.

             ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT
The Company had made loans available to certain persons employed by the Company or an affiliate to assist with employee relocation. The loans were for five years with an interest rate of nine percent per annum but for the first three years the interest is rebated to the employee. At the end of three years, interest at the lower of nine percent or the applicable federal rate for short-term loans determined pursuant to the U.S. Internal Revenue Code will be payable monthly until maturity. The three year period covering the interest rebate ends September 9, 2003. The Company expects that the loan will be repaid prior to this date.

The following table shows, in United States dollars, the particulars of indebtedness by officers in excess of U.S.$60,000 for the period January 1, 2002 to March 26, 2003.

----------------- ------------ ------------------ -------------------------- --------------------------- -------------
Name              Capacity     Nature of loan     Maximum balance in period  Balance outstanding at      Interest
                                                                             March 26, 2003              rate
----------------- ------------ ------------------ -------------------------- --------------------------- -------------
R. L. Leclerc     Chairman     Housing            $140,134                   $140,134                    9.0 percent
----------------- ------------ ------------------ -------------------------- --------------------------- -------------

                         ITEM 14-CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Vice President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Vice President and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

                ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:

1.   Financial Statements included in Part II, Item 8 Echo Bay Mines Ltd.

                                                                                    PAGE
Management's Responsibility For Financial Reporting..................................45
Report Of Independent Chartered Accountants..........................................46
Consolidated Balance Sheets..........................................................47
Consolidated Statements Of Operations................................................48
Consolidated Statements Of Deficit...................................................48
Consolidated Statements Of Cash Flow.................................................49
Notes to Consolidated Financial Statements...........................................51

2.   Financial Statement Schedules included in Part IV
     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.   Exhibits required to be filed by Item 601 of Regulation S-K
     Exhibits 2.2, 3.2, 3.3, 3.4 and 24 are filed herewith. All other exhibits are incorporated by reference as indicated below.

     Exhibit
        No.   Exhibit Description
       ---    -------------------

       2.1 Combination Agreement, dated as of the 10th day of June 2002, among Kinross Gold Corporation, TVX Gold Inc. and Echo Bay Mines Ltd. (incorporated herein by reference to Exhibit 2.1 to the report of the Registrant on Form 8-K dated June 11, 2002).

       2.2 Plan of Arrangement, dated January 31, 2003, with respect to the Kinross Combination.

       3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 2-84687).

       3.2 Articles of Amendment, dated January 31, 2003, to amend the location of the registered office.

       3.3 Articles of Arrangement, dated January 31, 2003, with respect to the Kinross Combination.

       3.4    By-laws of the Registrant, as amended, dated January 31, 2003.

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

       4.2 Second Supplemental Indenture between Echo Bay Mines Ltd. and Bankers Trust Company and Global Security for 11% Capital Securities dated September 15, 1998 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on November 2, 1998).

       4.3 Third Supplemental Indenture between Echo Bay Mines Ltd. and Bankers Trust Company and Global Security for 11% Capital Securities dated December 4, 2001 (incorporated herein by reference to the report on Form 8-K of file No. 1-8542 which was made effective on December 5, 2001).

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

       24     Power of Attorney.

       99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ECHO BAY MINES LTD.


                                     By /s/ Robert M. Buchan
                                       -----------------------------------------
                                       Robert M. Buchan, Chief Executive Officer

                                     Date:  March 26, 2003

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

Signatures                          Capacity in Which Signed                    Date
----------                          ------------------------                    ----

/s/ Robert M. Buchan       Chief Executive Officer (Principal Executive         March 26, 2003
-----------------------    Officer)
Robert M. Buchan


/s/ Scott A. Caldwell      President and Director                               March 26, 2003
-----------------------
Scott A. Caldwell


/s/ Brian W. Penny         Vice-President (Chief Financial Officer and          March 26, 2003
-----------------------    Principal Accounting Officer) and Director
Brian W. Penny


/s/ Christopher T. Hill    Treasurer and Director                               March 26, 2003
-----------------------
Christopher T. Hill


/s/ John A. Brough         Director                                             March 26, 2003
-----------------------
John A. Brough


/s/ John M. H. Huxley      Director                                             March 26, 2003
-----------------------
John M. H. Huxley


/s/ John A. Keyes          Director                                             March 26, 2003
-----------------------
John A. Keyes

                                 CERTIFICATIONS
I, Robert M. Buchan, certify that:

1. I have reviewed this annual report on Form 10-K of Echo Bay Mines Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                                     /s/_________________________
                                                   Robert M. Buchan
                                                   Chief Executive Officer

                                 CERTIFICATIONS

I, Brian W. Penny, certify that:

1. I have reviewed this annual report on Form 10-K of Echo Bay Mines Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                                       /s/________________________
                                                     Brian W. Penny
                                                     Vice President